Form 10-Q
period 2022-09-30
HECLA MINING CO/DE/
filed 2022-11-09
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number 1-8491

HECLA MINING COMPANY
(Exact name of registrant as specified in its Charter)

Delaware	77-0664171
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

6500 Mineral Drive, Suite 200 Coeur d’Alene, Idaho	83815-9408
Address of Principal Executive Offices	Zip Code
208-769-4100
Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.25 per share	HL	New York Stock Exchange

Series B Cumulative Convertible Preferred Stock, par value $0.25 per share	HL-PB	New York Stock Exchange
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding November 4, 2022
Common stock, par value $0.25 per share	606,270,618

Hecla Mining Company and Subsidiaries
Form 10 – Q
For the Quarter Ended September 30, 2022
INDEX
*

Page
PART I – Financial Information

Item 1 – Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income – Three Months Ended and Nine Months Ended – September 30, 2022 and 2021	4

Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2022 and 2021	5

Condensed Consolidated Balance Sheets – September 30, 2022 and December 31, 2021	6

Condensed Consolidated Statements of Changes in Stockholders’ Equity – Three Months Ended and Nine Months Ended – September 30, 2022 and 2021	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	60

Item 4. Controls and Procedures	61

PART II – Other Information

Item 1 – Legal Proceedings	61

Item 1A – Risk Factors	61

Item 4 – Mine Safety Disclosures	62

Item 6 – Exhibits	62

Signatures	64

*	Items 2, 3 and 5 of Part II are omitted as they are not applicable.

Part I – Financial Information
Item 1. Financial Statements

Hecla Mining Company and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
(Dollars and shares in thousands, except for
per-share
amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Sales	$146,339	$193,560	$524,080	$622,395

Cost of sales and other direct production costs	104,900	112,542	326,579	318,917
Depreciation, depletion and amortization	32,992	45,790	106,362	138,918

Total cost of sales	137,892	158,332	432,941	457,835

Gross profit	8,447	35,228	91,139	164,560

Other operating expenses:
General and administrative	11,003	8,874	28,989	27,985
Exploration and pre-development	15,128	17,108	39,136	35,039
Care and maintenance costs	5,092	6,910	16,539	17,014
Provision for closed operations and environmental matters	1,781	7,564	4,154	12,297
Other operating expense	902	3,344	5,310	10,626

Total other operating expenses	33,906	43,800	94,128	102,961

(Loss) income from operations	(25,459)	(8,572)	(2,989)	61,599

Other income (expense):
Interest expense	(10,874)	(10,469)	(31,785)	(31,484)
Fair value adjustments, net	(4,240)	9,287	(14,703)	(10,651)
Net foreign exchange gain	5,667	3,995	8,111	24
Other income (expense)	1,853	247	4,828	(192)

Total other (expense) income	(7,594)	3,060	(33,549)	(42,303)

(Loss) income before income and mining taxes	(33,053)	(5,512)	(36,538)	19,296
Income and mining tax benefit	9,527	4,533	3,642	3,924

Net (loss) income	(23,526)	(979)	(32,896)	23,220
Preferred stock dividends	(138)	(138)	(414)	(414)

(Loss) income applicable to common stockholders	$(23,664)	$(1,117)	$(33,310)	$22,806

Comprehensive income (loss):
Net (loss) income	$(23,526)	$(979)	$(32,896)	$23,220
Change in fair value of derivative contracts designated as hedge transactions	(12,692)	(6,267)	19,491	(2,815)

Comprehensive (loss) income	$(36,218)	$(7,246)	$(13,405)	$20,405

Basic (loss) income per common share after preferred dividends	$(0.04)	$—	$(0.06)	$0.04

Diluted (loss) income per common share after preferred dividends	$(0.04)	$—	$(0.06)	$0.04

Weighted average number of common shares outstanding – basic	554,531	536,966	544,000	535,542

Weighted average number of common shares outstanding – diluted	554,531	536,966	544,000	541,769

Cash dividends declared per common share	$0.00625	$0.01	$0.0125	$0.02

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Operating activities:
Net (loss) income	$(32,896)	$23,220
Non-cash elements included in net (loss) income:
Depreciation, depletion and amortization	106,743	139,800
Write-down of inventory	2,159	6,524
Fair value adjustments, net	3,486	(7,978)
Provision for reclamation and closure costs	4,789	7,821
Stock compensation	4,298	4,774
Deferred income taxes	(17,828)	(17,886)
Foreign exchange (gain) loss	(8,353)	615
Other non-cash items, net	2,454	1,167
Change in assets and liabilities:
Accounts receivable	34,788	(3,798)
Inventories	(19,472)	22,372
Other current and non-current assets	(3,420)	1,650
Accounts payable, accrued and other current liabilities	(21,708)	(14,689)
Accrued payroll and related benefits	1,679	(1,829)
Accrued taxes	(2,652)	2,730
Accrued reclamation and closure costs and other non-current liabilities	(297)	2,489

Cash provided by operating activities	53,770	166,982
Investing activities:
Additions to properties, plants, equipment and mineral interests	(93,237)	(80,210)
Change in restricted cash	2,011	—
Proceeds from sale of investments	9,375	1,811
Proceeds from disposition of properties, plants and equipment	748	562
Purchases of investments	(30,540)	—
Acquisitions, net	8,952	—
Pre-acquisition advance to Alexco	(25,000)	—
Purchase of carbon credits	—	(200)

Net cash used in investing activities	(127,691)	(78,037)
Financing activities:
Proceeds from sale of common stock, net	4,542	—
Acquisition of treasury stock	(3,677)	(4,525)
Dividends paid to common and preferred stockholders	(10,549)	(17,169)
Credit facility fees paid	(517)	(108)
Draw on revolving credit facility	25,000	—
Repayments of finance leases	(5,222)	(5,598)

Net cash provided by (used in) financing activities	9,577	(27,400)
Effect of exchange rates on cash	(804)	(471)
Net (decrease) increase in cash, cash equivalents and restricted cash	(65,148)	61,074
Cash, cash equivalents and restricted cash at beginning of period	211,063	130,883

Cash, cash equivalents and restricted cash at end of period	$145,915	$191,957

Supplemental disclosure of cash flow information:
Cash paid for interest	$37,179	$37,173
Cash paid for income and mining taxes, net	$13,061	$10,299
Significant non-cash investing and financing activities:
Addition of finance lease obligations and right-of-use assets	$9,692	$4,006
Common stock issued to Alexco Resource Corp. shareholders	$68,733	$—
Common stock issued to settle acquired silver stream	$135,000	$—
Common stock issued to pension plans	$5,570	$22,250
The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$144,669	$210,010
Accounts receivable:
Trade	12,477	36,437
Other, net	12,846	8,149
Inventories:
Concentrates, doré, and stockpiled ore	40,985	25,906
Materials and supplies	51,020	41,859
Derivatives assets	7,190	2,709
Other current assets	14,733	16,557

Total current assets	283,920	341,627
Investments	13,299	10,844
Restricted cash	1,246	1,053
Properties, plants, equipment and mineral interests, net	2,553,974	2,310,810
Operating lease right-of-use assets	11,632	12,435
Deferred income taxes	45,562	45,562
Derivatives assets	20,794	2,503
Other non-current assets	4,202	3,974

Total assets	$2,934,629	$2,728,808

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$87,850	$68,100
Accrued payroll and related benefits	26,385	28,714
Accrued taxes	7,344	12,306
Finance and operating leases	12,489	8,098
Accrued interest	5,184	14,454
Derivatives liabilities	5,774	19,353
Other current liabilities	5,765	99
Accrued reclamation and closure costs	10,594	9,259

Total current liabilities	161,385	160,383
Finance and operating leases	20,242	17,726
Accrued reclamation and closure costs	105,717	103,972
Long-term debt	530,745	508,095
Deferred tax liability	154,225	149,706
Derivatives liabilities	5,560	18,528
Other non-current liabilities	1,987	9,611

Total liabilities	979,861	968,021

Commitments and contingencies ( Notes 4 , 7 , 8, and 10 )
STOCKHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, 25 cent par value, 157,776 shares issued and outstanding, liquidation preference – $7,891	39	39
Common stock, 25 cent par value, 750,000,000 authorized shares; issued September 30, 2022 – 603,702,910 shares and December 31, 2021 – 545,534,760 shares	150,839	136,391
Capital surplus	2,241,649	2,034,485
Accumulated deficit	(397,096)	(353,651)
Accumulated other comprehensive income (loss)	(8,965)	(28,456)
Less treasury stock, at cost; September 30, 2022 – 8,132,553 shares and December 31, 2021 – 7,395,295 shares issued and held in treasury	(31,698)	(28,021)

Total stockholders’ equity	1,954,768	1,760,787

Total liabilities and stockholders’ equity	$2,934,629	$2,728,808

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Dollars are in thousands, except for share and per share amounts)

	Three Months Ended September 30, 2022
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, July 1, 2022	$39	$137,241	$2,043,621	$(370,048)	$3,727	$(31,698)	$1,782,882
Net loss	—	—	—	(23,526)	—	—	(23,526)
Common stock issued to Alexco Resource Corp. shareholders (17,992,875 shares)	—	4,498	64,235	—	—	—	68,733
Common stock issued to settle the acquired silver stream (34,800,990 shares)	—	8,700	126,300	—	—	—	135,000
Common stock issued for 401(k) match (422,860 shares)	—	106	1,472	—	—	—	1,578
Common stock issued under ATM program, net (1,176,861 shares)	—	294	4,248	—	—	—	4,542
Common stock dividends declared (0.0625 cents per common share)	—	—	—	(3,384)	—	—	(3,384)
Series B Preferred Stock dividends declared (87.5 cents per share)	—	—	—	(138)	—	—	(138)
Restricted stock units granted	—	—	1,773	—	—	—	1,773
Other comprehensive loss	—	—	—	—	(12,692)	—	(12,692)

Balances, September 30, 2022	$39	$150,839	$2,241,649	$(397,096)	$(8,965)	$(31,698)	$1,954,768

	Three Months Ended September 3 0 , 2021
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, July 1, 2021	$39	$136,065	$2,024,645	$(354,866)	$(29,437)	$(28,021)	$1,748,425
Net loss	—	—	—	(979)	—	—	(979)
Restricted stock units granted	—	—	1,472	—	—	—	1,472
Common stock dividends declared (1.125 cents per common share)	—	—	—	(6,040)	—	—	(6,040)
Series B Preferred Stock dividends declared (87.5 cents per share)	—	—	—	(138)	—	—	(138)
Common stock issued for 401(k) match (141,000 shares)	—	35	1,017	—	—	—	1,052
Common stock issued to pension plans (1,000,000 shares)	—	250	5,200	—	—	—	5,450
Other comprehensive loss	—	—	—	—	(6,267)	—	(6,267)

Balances, September 30, 2021	$39	$136,350	$2,032,334	$(362,023)	$(35,704)	$(28,021)	$1,742,975

	Nine Months Ended September 30, 2022
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, January 1, 2022	$39	$136,391	$2,034,485	$(353,651)	$(28,456)	$(28,021)	$1,760,787
Net loss	—	—	—	(32,896)	—	—	(32,896)
Restricted stock units granted	—	—	3,881	—	—	—	3,881
Restricted stock units and performance stock units distributed (1,789,042 shares)	—	447	(447)	—	—	(3,677)	(3,677)
Common stock issued for 401(k) match (321,110 shares)	—	186	3,283	—	—	—	3,469
Common stock issued to directors (98,310 shares)	—	25	392	—	—	—	417
Common stock issued to pension plans (1,190,000 shares)	—	298	5,272	—	—	—	5,570
Common stock issued to Alexco Resource Corp. shareholders (17,992,875 shares)	—	4,498	64,235	—	—	—	68,733
Common stock issued to settle the acquired silver stream (34,800,990)	—	8,700	126,300	—	—	—	135,000
Common stock issued under ATM program, net (1,176,861 shares)	—— —	294	4,248	—	—	—	4,542
Common stock dividends declared (1.25 cents per common share)	—	—	—	(10,135)	—	—	(10,135)
Series B Preferred Stock dividends declared ($2.625 per share)	—	—	—	(414)	—	—	(414)
Other comprehensive income	—	—	—	—	19,491	—	19,491

Balances, September 30, 2022	$39	$150,839	$2,241,649	$(397,096)	$(8,965)	$(31,698)	$1,954,768

	Nine Months Ended September 30, 2021
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, January 1, 2021	$39	$134,629	$2,003,576	$(368,074)	$(32,889)	$(23,496)	$1,713,785
Net income	—	—	—	23,220	—	—	23,220
Restricted stock units granted	—	—	2,930	—	—	—	2,930
Restricted stock units distributed (1,653,000 shares)	—	413	(413)	—	—	(4,525)	(4,525)
Common stock dividends declared (3.125 cents per common share)	—	—	—	(16,755)	—	—	(16,755)
Series B Preferred Stock dividends declared ($2.625 per share)	—	—	—	(414)	—	—	(414)
Common stock issued for 401(k) match (524,000 shares)	—	131	3,324	—	—	—	3,455
Common stock issued to pension plans (4,500,000 shares)	—	1,125	21,125	—	—	—	22,250
Common stock issued to directors (207,000 shares)	—	52	1,792	—	—	—	1,844
Other comprehensive loss	—	—	—	—	(2,815)	—	(2,815)

Balances, September 30, 2021	$39	$136,350	$2,032,334	$(362,023)	$(35,704)	$(28,021)	$1,742,975

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1.	Basis of Preparation of Financial Statements
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
10-K”).
The consolidated December 31, 2021 balance sheet data was derived from our audited consolidated financial statements. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
On September 7, 2022, the Company completed the acquisition of the remaining 90.1%
of Alexco Resource Corp. (“Alexco”) for non-cash consideration of

17,992,875
shares of Company common stock valued at $
68.7
 million.
Total consideration for the acquisition, deemed to be an asset acquisition under GAAP, was
 $
81.5

million of which $76.4 million was non cash including the fair value of the Company’s common stock issued and the fair value of the

9.9
%
Alexco investment held by the Company prior to the completion of the acquisition and previously accounted for as marketable equity securities of $7.7 million. Acquisition costs also included transaction costs of $5.1 million. The total consideration was allocated to the acquired assets and assumed liabilities based on their estimated fair values on the acquisition date, which primarily consisted of mineral interests of

$
236.6

million, a related deferred tax liability of

$
12.9
million, net liabilities of $7.2 million, and a silver stream liability of

$
135

million. Immediately following the closure of the acquisition, we settled the silver stream liability with the stream holder for

34,800,990
shares of Company common stock.
The 2019 novel strain of coronavirus
(“COVID-19”)
was characterized as a global pandemic by the World Health Organization on March 11, 2020. We continue to take precautionary measures to mitigate the impact of
COVID-19,
including implementing operational plans and practices. As long as they are required, the operational practices implemented could continue to have an adverse impact on our operating results due to deferred production and revenues or additional costs. We incurred $0.4 million and $3.1 million in
COVID-19
mitigation costs during the nine months ended September 30, 2022 and 2021, respectively. We continue to monitor the rapidly evolving situation and guidance from federal, state, local and foreign governments and public health authorities and may take additional actions based on their recommendations. The extent of the impact of
COVID-19
on our business and financial results will also depend on future developments, including the duration and spread of the outbreak and the success of the current vaccination programs and the related impact on prices, demand, creditworthiness and other market conditions and governmental reactions, all of which are highly uncertain.
During the three months ended September 30, 2022, the Company recorded an out-of-period adjustment to correct an immaterial error related to the period ended June 30, 2022. This adjustment increased income taxes related to other comprehensive loss by $12,649 for the three months ended September 30, 2022 to correct the previously recorded tax effect of changes in the fair value of derivative contracts designated as hedge transactions. This adjustment is non-cash, had no impact on net loss applicable to common shareholders and increased accumulated other comprehensive loss for the three months ended September 30, 2022 by $12,649.

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
General corporate activities not associated with operating mines and their various exploration activities, as well as discontinued operations, exploration and development projects and idle properties, are presented as “other.” Interest expense, interest income and income and mining taxes are considered general corporate items, and are not allocated to our segments.
The following tables present information about our reportable segments for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales to unaffiliated customers:
Greens Creek	$60,875	$84,806	$239,688	$296,978
Lucky Friday	28,460	29,783	102,380	98,550
Casa Berardi	56,939	56,065	181,679	185,098
Nevada Operations	—	22,906	268	41,593
Other	65	—	65	176

	$146,339	$193,560	$524,080	$622,395

Income (loss) from operations:
Greens Creek	$1,378	$26,572	$63,768	$127,605
Lucky Friday	4,269	6,187	18,568	24,247
Casa Berardi	(5,226)	(6,233)	(8,497)	4,944
Nevada Operations	(8,917)	(12,077)	(30,879)	(35,558)
Other	(16,963)	(23,021)	(45,949)	(59,639)

	$(25,459)	$(8,572)	$(2,989)	$61,599

The following table presents identifiable assets by reportable segment as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Identifiable assets:
Greens Creek	$594,811	$589,944
Lucky Friday	534,114	516,545
Casa Berardi	692,833	701,868
Nevada Operations	467,532	468,985
Other	645,339	451,466

	$2,934,629	$2,728,808

Following the acquisition of Alexco (see
Note 1
), our sales for the three and nine month periods ended September 30, 2022 are comprised of metal sales as described below and $65,000 of environmental services revenue.
Sales by metal for the three- and nine-month periods ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Silver	$45,924	$61,890	$182,306	$232,414
Gold	69,289	94,984	228,475	282,471
Lead	16,033	18,082	56,912	56,198
Zinc	28,051	30,273	94,865	89,501
Less: Smelter and refining charges	(13,023)	(11,669)	(38,543)	(38,189)

	$146,274	$193,560	$524,015	$622,395

Sales included net gains of $1.6 million and $8.1 million for the three-and
nine-month periods ended September 30, 2022, respectively, on financially-settled forward contracts for silver, gold, lead and zinc contained in our sales. Sales included net gains of $5.0 million and $4.5 million for the three-and
nine-month periods ended September 30, 2021, respectively, on such contracts. See
Note 8
for more information.

Note 3.	Income and Mining Taxes
Major components of our income and mining tax benefit (provision) for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Current:
Domestic	$253	$(2,176)	$(2,296)	$(7,489)
Foreign	(1,085)	(1,578)	(4,172)	(4,690)

Total current income and mining tax provision	(832)	(3,754)	(6,468)	(12,179)
Deferred:
Domestic	8,156	3,213	915	8,226
Foreign	2,203	5,074	9,195	7,877

Total deferred income and mining tax benefit	10,359	8,287	10,110	16,103

Total income and mining tax benefit (provision)	$9,527	$4,533	$3,642	$3,924

The income and mining tax benefit (provision) for the three and nine months ended September 30, 2022 and 2021 varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax
income due primarily to the impact of taxation in foreign jurisdictions and non-recognition
of net operating losses and foreign exchange gains and losses in certain jurisdictions.
For the three-month and nine-month periods ended September 30, 2022, we used the annual effective tax rate method to calculate the tax provision, a change from the discrete method used for the three- and nine-month periods ended September 30, 2021, due to reversal of a valuation allowance in the fourth quarter of 2021. Valuation allowances on Nevada, Mexico and certain Canadian net operating losses were treated as discrete adjustments to the annual effective tax rate method calculation, partially causing the increase in the income tax rate for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021.

Note 4.	Employee Benefit Plans
We sponsor three defined benefit pension plans covering substantially all U.S. employees. Net periodic pension cost for the plans consisted of the following for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$1,566	$1,455	$4,697	$4,365
Interest cost	1,369	1,248	4,107	3,744
Expected return on plan assets	(3,363)	(2,313)	(10,089)	(6,939)
Amortization of prior service cost	128	99	384	297
Amortization of net loss	512	1,125	1,537	3,375

Net periodic pension cost	$212	$1,614	$636	$4,842

For the three- and nine-month periods ended September 30, 2022 and 2021, the service cost component of net periodic pension cost is included in the same line items of our condensed consolidated financial statements as other employee compensation costs. The net benefit related to all other components of net periodic pension cost of $1.4 million and $4.1 million, respectively, for the three- and nine-month periods ended September 30, 2022, and net expense of $0.2 million and $0.5 million for the three- and nine-month periods ended September 30, 2021, respectively, is included in other (expense) income on our condensed consolidated statements of operations and comprehensive income (loss).

In May 2022 and October 2022, we contributed $5.6 million and $4.2 million, respectively, in shares of our common stock to two of our defined benefit plans. In January 2021 and September 2021, we contributed
$16.8
million and $5.4 million, respectively, in shares of our common stock to three of our defined benefit plans. We do not expect to be required to make additional contributions to our defined benefit pension plans in 2022, but may elect to do so.

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
methods.
Potential dilutive shares of common stock include outstanding unvested restricted stock awards, deferred restricted stock units, warrants and convertible preferred stock for periods in which we have reported net income. For periods in which we report net losses, potential dilutive shares of common stock are excluded, as their conversion and exercise would be anti-dilutive.
The following table represents net (loss) income per common share – basic and diluted (in thousands, except income (loss) per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net (loss) income	$(23,526)	$(979)	$(32,896)	$23,220
Preferred stock dividends	(138)	(138)	(414)	(414)

Net (loss) income applicable to common shares	$(23,664)	$(1,117)	$(33,310)	$22,806

Denominator
Basic weighted average common shares	554,531	536,966	544,000	535,542
Dilutive restricted stock units, warrants and deferred shares	—	—	—	6,227

Diluted weighted average common shares	554,531	536,966	544,000	541,769

Basic (loss) income per common share	$(0.04)	$—	$(0.06)	$0.04
Diluted (loss) income per common share	$(0.04)	$—	$(0.06)	$0.04
For the three month periods ended September 30, 2022 and 2021, respectively, and the nine month period ended September 30, 2022, all outstanding restricted stock units, warrants and deferred shares were excluded from the computation of diluted loss per share, as our reported net losses for those periods would cause their conversion and exercise to have no effect on the calculation of loss per share. For the nine months ended September 30, 2021, the calculation of diluted income per common share included (i) 2,496,622 restricted stock units, (ii) 1,578,293 warrants to purchase one share of common stock and (iii) 2,152,578 deferred compensation stock units that were dilutive.

Note 6.	Stockholders’ Equity
At-The-Market
Equity Distribution Agreement
Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out
restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any sales of shares under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form
S-3.
As of September 30, 2022 we had sold 1,176,861 shares under the agreement for proceeds of $4.5 million, net of commissions and fees of approximately $0.1 million. All of the sales occurred during September 2022.

Stock-based Compensation Plans
The Company has stock incentive plans for executives, directors and eligible employees, comprised of performance shares and restricted stock. Stock-based compensation expense for restricted stock unit and performance-based grants (collectively “incentive compensation”) to employees and shares issued to non-employee
directors totaled $1.8 million and $4.3 million for the three and nine months ended September 30, 2022, respectively, and $1.5 million and $4.8 million for the three and nine months ended September 30, 2021, respectively. At September 30, 2022, there was $8.4 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.8 years.
The following table summarizes the grants awarded during the nine months ended September 30, 2022:

Grant date	Award type	Number granted	Grant date fair value
June 21, 2022	Restricted stock	1,103,801	$ 4.43
June 21, 2022	Performance based	322,799	$ 3.78
June 28, 2022	Directors retainer	98,310	$ 4.24
September 30, 2022	Restricted stock	121,826	$ 3.94
In connection with the vesting of incentive compensation, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations and pays the obligations in cash. As a result, in the first nine months of 2022, we withheld 737,258 shares valued at approximately $3.7 million, or approximately $4.99 per share. In the first nine months of 2021, we withheld 574,251 shares valued at approximately $4.5 million, or approximately $7.88 per share.
Common Stock Dividends
The following table summarizes the dividends our Board of Directors have declared and we have paid during 2022 pursuant to our dividend policy:

Quarter	Realized Silver Price	Silver-linked component	Minimum component	Total dividend per share
First	$24.68	$0.0025	$0.00375	$0.00625
Second	$20.68	$0.0025	$0.00375	$0.00625

Note 7.	Debt, Credit Facility and Leases
Our debt as of September 30, 2022 and December 31, 2021 consisted of our 7.25% Senior Notes due February 15, 2028 (“Senior Notes”) and our Series
2020-A
Senior Notes due July 9, 2025 (the “IQ Notes”) and any drawn amounts on the New Credit Agreement, which is described separately below. The following tables summarize our long-term debt balances, excluding interest and borrowings under the New Credit Agreement, as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Senior Notes	IQ Notes	Total
Principal	$475,000	$35,194	$510,194
Unamortized discount/premium and issuance costs	(4,868)	419	(4,449)

Long-term debt balance	$470,132	$35,613	$505,745

	December 31, 2021
	Senior Notes	IQ Notes	Total
Principal	$475,000	$38,051	$513,051
Unamortized discount/premium and issuance costs	(5,552)	596	(4,956)

Long-term debt balance	$469,448	$38,647	$508,095

The following table summarizes the scheduled annual future payments, including interest, for our Senior Notes, IQ Notes, and finance and operating leases as of September 30, 2022 (in thousands). The amounts for the IQ Notes are stated in U.S. dollars (“USD”) based on the USD/Canadian dollar (“CAD”) exchange rate as of September 30, 2022.

Twelve-month period ending September 30,	Senior Notes	IQ Notes	Finance Leases	Operating Leases
2023	$34,438	$2,293	$9,296	$3,101
2024	34,438	2,293	7,206	1,565
2025	34,438	36,964	3,779	1,065
2026	34,438		1,980	1,060
2027	34,438	—	37	979
Thereafter	487,914	—	—	5,878

Total	$660,104	$41,550	$22,298	$13,648

Credit Facility
New $150 million facility
On July 21, 2022, we entered into a Credit Agreement (“New Credit Agreement”) with the various financial institutions (the “Lenders”), Bank of Montreal and Bank of America, N.A. as letters of credit issuers, and Bank of America, N.A., as administrative agent for the Lenders and as swingline lender, to replace our prior credit agreement. The New Credit Agreement is a $150 million senior secured revolving facility, with an option to be increased in an aggregate amount not to exceed $75 million. The revolving loans under the New Credit Agreement will have a maturity date of July 21, 2026. Proceeds of the revolving loans under the New Credit Agreement may be used for general corporate purposes. The interest rate on the outstanding loans under the New Credit Agreement is based on the Company’s net leverage ratio and is calculated at (i) Term Secured Overnight Financing Rate (“SOFR”) plus 2% to 3.5%; or (ii) Bank of America’s Base Rate plus 1% to 2.5% with Base Rate being the highest of (i) the Bank of America prime rate, (ii) the Federal Funds rate plus .50% or (iii) Term SOFR plus 1.00%. For each amount drawn, we elect whether we draw on a one, three or six month basis or annual basis for SOFR. If we elect to draw for greater than six months, we pay interest quarterly on the outstanding amount.
We are also required to pay a commitment fee of between 0.45% to 0.78750%, depending on our net leverage ratio. Letters of credit issued under the New Credit Agreement bear a fee between 2.00% and 3.50% based on our net leverage ratio, as well as a fronting fee to each issuing bank at an agreed upon rate per annum on the average daily dollar amount of our letter of credit exposure.
Hecla Mining Company and certain of our subsidiaries are the borrowers under the New Credit Agreement, while certain of our other subsidiaries are guarantors of the borrowers’ obligations under the New Credit Agreement. As further security, the credit facility is collateralized by a mortgage on the Greens Creek mine, the equity interests of subsidiaries that own the Greens Creek mine or are part of the Greens Creek Joint Venture and our subsidiary Hecla Admiralty Company (the “Greens Creek Group”), and by all of the Green Creek Group’s rights and interests in the Greens Creek Joint Venture Agreement, and in all assets of the joint venture and of any member of the Greens Creek Group.
At September 30, 2022, we had drawn $25 million at an interest rate of 7.5% and had $7.8 million in outstanding letters of credit under the New Credit Agreement. Letters of credit that are outstanding reduce availability under the New Credit Agreement.
We believe we were in compliance with all covenants under the New Credit Agreement as of September 30, 2022.

Prior $250 million facility
In July 2018, we entered into a credit agreement (as amended, the “Prior Credit Agreement”) providing for a $250 million senior secured revolving credit facility which had a term ending on February 7, 2023.    As of December 31, 2021, no amounts were outstanding under the facility.
We were also able to obtain letters of credit under the facility, and for any such letters we were required to pay a participation fee of between 2.25% and 4.00% of the amount of the letters of credit based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit.
In connection with our entry into the New Credit Agreement, the Prior Credit Agreement was terminated on July 21, 2022. We believe we were in compliance with all covenants under the Prior Credit Agreement as of July 21, 2022.

Note 8.	Derivative Instruments
General
Our current risk management policy provides that up to 75% of five years foreign currency, lead and zinc metals price and silver and gold price exposure may be covered under a derivatives program with certain other limitations. The silver and gold price program can only establish a floor (puts). We are not currently utilizing this silver and gold program. Our program also utilizes derivatives to manage price risk exposure created from when revenue is recognized from a shipment of concentrate until final settlement.
These instruments expose us to (i) credit risk in the form of non-performance
by counterparties for contracts in which the contract price exceeds the spot price of the hedged commodity or foreign currency and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production and/or forecasted costs covered under contract positions.
Foreign Currency
Our wholly-owned subsidiaries owning the Casa Berardi operation as well as the recently acquired Keno Hill development property which Alexco owned are
USD-functional
entities which routinely incur expenses denominated in CAD. Such expenses expose us to exchange rate fluctuations between the USD and CAD. We have a program to manage our exposure to fluctuations in the USD exchange rate for these subsidiaries’ future operating and capital costs denominated in CAD. The program utilizes forward contracts to buy CAD, some of which are designated as cash flow hedges. As of September 30, 2022, we have

296
forward contracts outstanding to buy a total of CAD$
539.9
 million having a notional amount of USD$
408.7
 million. The CAD contracts that are related to forecasted cash operating costs at Casa Berardi to be incurred from
2022
through
2026
have a total notional value of CAD$
430.3
 million and have
CAD-to-USD
exchange rates ranging between
1.2702
and
1.3714
.
As of September 30, 2022 and December 31, 2021, we recorded the following balances for the fair value of the contracts (in millions):

	September 30,	December 31,
Balance sheet line item:	2022	2021
Current derivatives assets	$0.3	$2.7
Non-current derivatives assets	0.3	2.5
Current derivatives liabilities	5.8	—
Non-current derivatives liabilities	5.6	—
Net unrealized losses of approximately $10.8 million related to the effective portion of the hedges were included in accumulated other comprehensive income (loss) as of September 30, 2022. Unrealized gains and losses will be transferred from accumulated other comprehensive income (loss) to current earnings as the underlying operating expenses are recognized. We estimate approximately $5.1 million in net unrealized losses included in accumulated other comprehensive income (loss) as of September 30, 2022 will be reclassified to current earnings in the next twelve months. Net realized gains of approximately $0.2 million and $2.0 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive income (loss) and included in cost of sales and other direct production costs for the three and nine months ended September 30, 2022, respectively. No net unrealized gains or losses related to ineffective hedges were included in current earnings for the nine months ended September 30, 2022. Net losses of approximately $0.8 million and $1.1 million for the three and nine months ended September 30, 2022, respectively, related to contracts not designated as hedges were included in fair value adjustments, net on our consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2022.

Metals Prices
We are currently using financially-settled forward contracts to manage the exposure to:

•	changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement; and

•	changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.
The following tables summarize the quantities of metals committed under forward sales contracts at September 30, 2022 and December 31, 2021:

September 30, 2022	Ounces/pounds under contract (in 000’s)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2022 settlements	2,235	1,840	18,739	14,991	$19.54	$1,760	$1.30	$0.96
Contracts on forecasted sales
2022 settlements	2,235	1,840	8,763	1,984	N/A	N/A	$1.32	$0.97
2023 settlements	—	—	71,209	75,618	N/A	N/A	$1.30	$1.00
2024 settlements	—	—	78,760	31,526	N/A	N/A	$1.34	$1.00
2025 settlements	—	—	2,480	—	N/A	N/A	$1.33	N/A

December 31, 2021	Ounces/pounds under contract (in 000’s)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2022 settlements	1,814	6	13,371	4,575	$23.02	$1,812	$1.39	$0.96
Contracts on forecasted sales
2022 settlements	—	—	57,706	59,194	N/A	N/A	$1.28	$0.98
2023 settlements	—	—	76,280	71,650	N/A	N/A	$1.29	$1.00
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
through earnings each period.
We recorded the following balances for the fair value of the forward contracts as of September 30, 2022 and forward and put option contracts as of December 31, 2021 (in millions):

	September 30, 2022			December 31, 2021
Balance sheet line item:	Contracts in an asset position	Contracts in a liability position	Net asset (liability)	Contracts in an asset position	Contracts in a liability position	Net asset (liability)
Current derivatives assets	$6.9	$—	$6.9	$—	$—	$—
Non-current derivatives assets	$20.5	$—	20.5	$—	$—	$—
Current derivatives liabilities	—	—	—	0.7	(20.1)	(19.4)
Non-current derivatives liabilities	—	—	—	0.4	(18.9)	(18.5)
Net unrealized gains of approximately $28.3 million related to the effective portion of the contracts designated as hedges were included in accumulated other comprehensive income (loss) as of September 30, 2022, and are net of related deferred taxes. Unrealized gains and losses will be transferred from accumulated other comprehensive income (loss) to current earnings as the underlying operating sales are recognized. We estimate approximately $6.0 million in net unrealized gains included in accumulated other comprehensive income (loss) as of September 30, 2022 would be reclassified to current earnings in the next twelve months. We recognized a net gain of $1.6 million, including a $4.2 million loss transferred from accumulated other comprehensive income (loss), during the three months ended September 30, 2022. For the nine months ended September 30, 2022, we recognized a net gain of $8.1 million, including a $8.1 million loss transferred from accumulated other comprehensive income (loss). These losses were recognized on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales. The net losses and gains recognized on the contracts offset gains and losses related to
price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.
We recognized a net gain of $12.1 million and a net loss of $4.7 million during the three and nine months ended September 30, 2021, respectively, on the contracts utilized to manage exposure to prices for forecasted future sales, which were not designated as hedges. The net gain or loss on these contracts are included as a separate line item under other income (expense), as they relate to forecasted future sales, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.
Credit-risk-related Contingent Features
Certain of our derivative contracts contain cross default provisions which provide that a default under our New Credit Agreement would cause a default under the derivative contract. As of September 30, 2022, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these agreements was $14.2 million as of September 30, 2022, which includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at September 30, 2022, we could have been required to settle our obligations under the agreements at their termination value of $14.2 million.

Note 9.	Fair Value Measurement
Fair value adjustments, net is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Loss) gain on derivative contracts	$873	$12,148	$(20)	$(4,692)
Unrealized loss on investments in equity securities	(5,110)	(2,861)	(14,749)	(7,117)
(Loss) gain on disposition or exchange of investments	(3)	—	66	1,158

Total fair value adjustments, net	$(4,240)	$9,287	$(14,703)	$(10,651)

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

Description	Balance at September 30, 2022	Balance at December 31, 2021	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$144,669	$210,010	Level 1
Current and non-current investments
Equity securities	13,299	14,470	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	12,477	36,437	Level 2
Restricted cash balances:
Certificates of deposit and other deposits	1,246	1,053	Level 1
Derivative contracts – current and non-current derivatives assets:
Foreign exchange contracts	591	5,207	Level 2
Metal forward and put option contracts	27,393	—	Level 2

Total assets	$199,675	$267,177

Liabilities:
Derivative contracts – current derivatives liabilities and other non-current liabilities:
Foreign exchange contracts	$11,334	$8	Level 2
Metal forward and put option contracts	—	37,873	Level 2

Total liabilities	$11,334	$37,881

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
We use financially-settled forward contracts to manage exposure to changes in the exchange rate between USD and CAD, and the impact on
CAD-denominated
operating and capital costs incurred at our Casa Berardi unit and the Keno Hill mine (see
Note 8
for more information). The fair value of each contract represents the present value of the difference between the forward exchange rate for the contract settlement period as of the measurement date and the contract settlement exchange rate.
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
At September 30, 2022, our Senior Notes and IQ Notes were recorded at their carrying value of $470.1 million and $35.6 million, respectively, net of unamortized initial purchaser discount/premium and issuance costs. The estimated fair values of our Senior Notes and IQ Notes were $442.2 million and $32.7 million, respectively, at September 30, 2022. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. Unobservable inputs which we consider to be Level 3, including an assumed current annual yield of 8.7%, are utilized to estimate the fair value of the IQ Notes. See
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
Johnny M Mine Area near San Mateo, McKinley County and San Mateo Creek Basin, New Mexico
In August 2012, Hecla Limited and the U.S. Environmental Protection Agency (the “EPA”) entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Order”) regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico. Mining at the Johnny M Mine was conducted for a limited period of time by a predecessor of Hecla Limited, and the EPA had previously asserted that Hecla Limited may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for environmental remediation and past costs incurred by the EPA at the site. Under the Consent Order, Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site under the Consent Order, in exchange for a covenant not to sue by the EPA. In December 2014, Hecla Limited submitted to the EPA the Engineering Evaluation and Cost Analysis (“EE/CA”) for the site which recommended on-site
disposal of mine-related material. In January 2021, the parties began negotiating a new consent order to design and implement the on-site
disposal response action recommended in the EE/CA. Based on the foregoing, we believe it is probable that Hecla Limited will incur a liability for the CERCLA removal action and we increased our accrual by $2.9 million to $9.0 million in the first quarter of 2021, primarily representing estimated costs to begin design and implementation of the remedy. It is possible that Hecla Limited’s liability will be more than $9.0 million, and any increase in liability could have a material adverse effect on Hecla Limited’s or our results of operations or financial position.
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
Carpenter Snow Creek and Barker-Hughesville Sites in Montana
In July 2010, the EPA made a formal request to Hecla for information regarding the Carpenter Snow Creek Superfund site located in Cascade County, Montana. The Carpenter Snow Creek site is located in a historical mining district, and in the early 1980s Hecla Limited leased 6 mining claims and performed limited exploration activities at the site. Hecla Limited terminated the mining lease in 1988.

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
Greens Creek and Lucky Friday Environmental Issues
On June 30, 2022, our Greens Creek mine received a Notice of Violation (“NOV”) from the EPA alleging that the mine treated, stored, and disposed of certain hazardous waste without a permit in violation of the Resource Conservation and Recovery Act (“RCRA”), relating to the alleged presence of lead outside the concentrate storage building and the alleged improper reuse/recycling of certain materials produced from the on-site
laboratories. The NOV contained two other less significant alleged violations. We disagree with several of the EPA’s allegations on a factual and legal basis.
Currently, the EPA has not initiated any formal enforcement proceeding against our Greens Creek subsidiary. In civil judicial cases, EPA can seek statutory penalties up to $81,540 per day per violation and, in administrative settlements, the EPA can seek administrative penalties of up to $47,423 per day per violation plus the economic benefit of noncompliance. The EPA typically pursues administrative penalties and assesses lower penalties on a per day basis. At this time, we cannot reasonably assess the amount of penalties the EPA may seek, or predict the terms of any potential settlement with the EPA.
On July 12, 2022, our Lucky Friday mine received a NOV from the EPA alleging violations of the Clean Water Act (“CWA”) between 2018 and 2021 relating primarily to concentration levels of zinc and lead in the mine’s permitted water discharges. Currently, the EPA has not initiated any formal enforcement proceeding against our Lucky Friday subsidiary. In civil judicial cases, the EPA can seek statutory penalties up to $59,973 per day per violation and, in administrative actions, EPA can seek administrative penalties up to $23,989 per day per violation with a maximum administrative penalty of $299,989 for all alleged violations. The EPA typically pursues administrative penalties. At this time, we cannot reasonably assess the amount of penalties the EPA may seek, or predict the terms of any potential settlement with the EPA.
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

Debt

See
Note 7
for information on the commitments related to our debt arrangements as of September 30, 2022.
Other Commitments
Our contractual obligations as of September 30, 2022 included open purchase orders and commitments of approximately $9.0 million, $20.4 million, $1.2 million
,

$2.6 million

and
$0.3 million
for various capital and
non-capital
items at Greens Creek, Lucky Friday, Casa Berardi
,
Nevada
Operations and Keno Hill, respectively.
We also have total commitments of approximately $22.3 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units, and total commitments of approximately $13.6 million relating to payments on operating leases (see
Note 7
for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of September 30, 2022, we had surety bonds totaling $193.8 million and letters of credit totaling $7.8 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.
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
Accounting Standards Updates Adopted
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU
No. 2020-06
Debt – Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and with early adoption permitted. We adopted the update as of January 1, 2022, which did not have a material impact on our consolidated financial statements or disclosures.

In October 2021, the FASB issued ASU
2021-08,
Business Combinations (Topic 805): Accounting for Contract Assets and Contract
Liabilities from Contracts with Customers
, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC
2014-09,
Revenue from Contracts with Customers (Topic 606)
. The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The update is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted the new standard effective January 1, 2022, which did not have a material impact on our consolidated financial statements or disclosures.
Accounting Standards Updates to Become Effective in Future Periods
In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”), which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicated that the continuation of LIBOR on the current basis would not be guaranteed after 2021. Subsequently in March 2021, the FCA announced some USD LIBOR tenors (overnight, 1 month, 3 month, 6 month and 12 month) will continue to be published until June 30, 2023. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as SOFR. Our New Credit Agreement references SOFR-based rates, compared to our prior credit facility which referenced LIBOR based- rates. Certain of our derivative instruments reference LIBOR-based rates and are in the process of being amended to eliminate the LIBOR-based rate references prior to January 1, 2023. We do not expect a significant impact to our financial results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates, but we will continue to monitor the impact of this transition until it is completed.

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
in our 2021 Form
10-K,
as updated in
Part II, Item 1.A. – Risk Factors
in our Quarterly Report on Form
10-Q
for the quarter ended June 30, 2022. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Overview
Established in 1891, we believe we are the oldest operating precious metals mining company in the United States. We are the largest silver producer in the United States, producing over 40% of the U.S. silver production at our Greens Creek and Lucky Friday operations. We produce gold at our Casa Berardi operation in Quebec, Canada, and Greens Creek, and produced gold at our Nevada Operations segment prior to suspension of operations during 2021. We are developing the Keno Hill mine in the Yukon, Canada which we acquired on September 7, 2022, and which we believe could become Canada’s largest silver producer. Based upon our operational footprint, we believe we have low political and economic risk compared to other mines located in other parts of the world. Our exploration interests are located in the United States, Canada and Mexico. Our operating and strategic framework is based on expanding our production and locating and developing new resource potential in a safe and responsible manner.
Acquisition of Alexco
We completed the acquisition of Alexco on September 7, 2022, for consideration of $81.5 million, which we have accounted for as an asset acquisition, and are continuing to advance the development of Keno Hill which we believe could become Canada’s largest silver producer. See
Note 1
of
Notes to Condensed Consolidated Financial Statements (unaudited)

regarding our acquisition of Alexco. Immediately following the acquisition of Alexco, we terminated the acquired silver stream on the Keno Hill property for $135 million, through the issuance of 34,800,990 Hecla common shares to Wheaton Precious Metals, the silver stream holder.
Third Quarter 2022 Highlights
Operational:

•
Produced 3.6 million ounces of silver and 44,747 ounces of gold. See
Consolidated Results of Operations
below for information on total cost of sales and cash costs and all in sustaining costs (“AISC”), after by-product
credits, per silver and gold ounce for the three-month periods ended September 30, 2022 and 2021.

•	Continued mitigation of the impacts of COVID-19 through refinement of our operational plans and procedures to protect our workforce, operations and communities while maintaining liquidity.
Financial:

•	Reported sales of $146.3 million.

•
Made capital expenditures (excluding lease additions and other non-cash
items) of approximately $37.4 million, including $7.0 million at Greens Creek, $16.1 million at Lucky Friday, $10.8 million at Casa Berardi.

•	Returned $3.5 million to our stockholders through payment of dividends.

•	Spent $15.1 million on exploration and pre-development activities.
Year to date 2022 Highlights
Operational:

•
Produced 10.5 million ounces of silver and 132,108 ounces of gold. See
Consolidated Results of Operations
below for information on total cost of sales and cash costs and AISC, after by-product
credits, per silver and gold ounce for the nine-month periods ended September 30, 2022 and 2021.

•
Continued our trend of strong safety performance, as our All Injury Frequency Rate (“AIFR”) for the year to date was 1.3, 38% below the U.S. national average for MSHA’s “metal and nonmetal” category and 10% below our AIFR of 1.45 for the full year of 2021.

•	Continued mitigation of the impacts of COVID-19 through refinement of our operational plans and procedures to protect our workforce, operations and communities while maintaining liquidity.
Financial:

•	Reported sales of $524.1 million.

•	Generated $53.8 million in net cash provided by operating activities. See the Financial Liquidity and Capital Resources section below for further discussion.

•
Made capital expenditures (excluding lease additions and other non-cash
items) of approximately $93.2 million, including $24.7 million at Greens Creek, $37.3 million at Lucky Friday, $26.7 million at Casa Berardi, $3.8 million at Corporate and Other.

•	Returned $10.5 million to our stockholders through payment of dividends.

•	Spent $39.1 million on exploration and pre-development activities.
Our current business strategy is to focus our financial and human resources in the following areas:

•	executing value enhancing transactions, such as with the recently consummated Alexco acquisition;

•	advancing the development of the Keno Hill mine with the anticipation of commencement of production before the end of 2023;

•	rapidly responding to the threats from the COVID-19 pandemic to protect our workforce, operations and communities while maintaining liquidity;

•	operating our properties safely, in an environmentally responsible and cost-effective manner;

•
maintaining and investing in exploration and
pre-development
projects in the vicinities of eleven mining districts and projects we believe to be under-explored and under-invested: Greens Creek on Alaska’s Admiralty Island located near

Juneau; North Idaho’s Silver Valley in the historic Coeur d’Alene Mining District; the silver-producing district near Durango, Mexico; in the vicinity of our Casa Berardi mine and the Heva-Hosco project in the Abitibi region of northwestern Quebec, Canada; our projects located in two districts in Nevada; our projects in northwestern Montana; the Creede district of southwestern Colorado; the Kinskuch project in British Columbia, Canada; and the Republic mining district in Washington state;

•	improving operations at each of our mines, which includes incurring costs for new technologies and equipment;

•	expanding our proven and probable reserves, mineral resources and production capacity at our properties;

•	conducting our business with financial stewardship to preserve our financial position in varying metals price and operational environments;

•	advancing permitting of our Montana assets; and

•	continuing to seek opportunities to acquire and invest in mining and exploration properties and companies.
We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association’s CORESafety program. We seek to implement reasonable best practices with respect to mine safety and emergency preparedness. We respond to issues outlined in investigations and inspections by MSHA, the Commission of Labor Standards, Pay Equity and Occupational Health and Safety in Quebec, and the Mexico Ministry of Economy and Mining and continue to evaluate our safety practices. There can be no assurance that our practices will mitigate or eliminate all safety risks. Achieving and maintaining compliance with regulations will be challenging and may increase our operating costs. See
Item 1A. Risk Factors – We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law in our 2021 Form
10-K
.
Since its outbreak in 2020, the
COVID-19
pandemic continues to impact our operational practices and we continue to incur incremental costs and modify our operational plans to keep our workforce safe. In 2020, the pandemic adversely impacted our expected production of gold at Casa Berardi and exploration drilling at Greens Creek. We incurred $0.4 million and $3.1 million in
COVID-19
mitigation costs during the nine months ended September 30, 2022 and 2021, respectively. To mitigate the impact of
COVID-19,
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
10-K,
see
Item IA. Risk Factors – Natural disasters, public health crises (including
COVID-19),
political crises, and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results
and
COVID-19
virus pandemic may heighten other risks
for information on how restrictions related to
COVID-19
have recently affected some of our operations.
A number of key factors may impact the execution of our strategy, including regulatory issues, metals prices and inflationary pressures on input costs. Metals prices can be very volatile and are influenced by a number of factors beyond our control (except on a limited basis through the use of derivative contracts) including recent central bank actions to raise interest rates which have negatively impacted precious metals prices. See
Item 7.
Critical Accounting Estimates
in our 2021 Form
10-K
and above in
Note 8
of
Notes to Condensed Consolidated Financial Statements (Unaudited)
. The average realized prices for all metals sold by us were lower in the three months ended September 30, 2022, than in the comparable period last year. The average realized prices for all metals sold by us were lower, except for zinc and gold, in the nine months ended September 30, 2022 than in the comparable period last year, as illustrated by the table in
Results of Operations
below. While we believe longer-term global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue. We have also experienced significant cost inflation compared to 2021 across our operations, principally associated with higher energy prices, increased costs for other consumables such as reagents, explosives and steel, and labor and contractor costs.
Volatility in global financial markets and other factors can pose a significant challenge to our ability to access credit and equity markets, should we need to do so, and to predict sales prices for our products. To help mitigate this challenge, we utilize forward contracts to manage exposure to declines in the prices of (i) silver, gold, zinc and lead contained in our concentrates that have been shipped but have not yet settled, and (ii) zinc and lead that we forecast for future concentrate shipments. In addition, we have in place a $150 million revolving credit agreement, of which we had drawn $25.0 million as of September 30, 2022, and an additional $7.8 million was used as of September 30, 2022 for letters of credit, leaving approximately $117.2 million available for borrowing.
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

Consolidated Results of Operations
Sales by metal for the three- and nine-month periods ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Silver	$45,924	$61,890	$182,306	$232,414
Gold	69,289	94,984	228,475	282,471
Lead	16,033	18,082	56,912	56,198
Zinc	28,051	30,273	94,865	89,501
Less: smelter charges	(13,023)	(11,669)	(38,543)	(38,189)

Sales of products	$146,274	$193,560	$524,015	$622,395

Sales by metal for the three- and nine-month periods ended September 30, 2022 and 2021, and the approximate variances attributed to differences in metals prices, sales volumes and smelter terms, were as follows:

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Three months ended September 30, 2021	$61,890	$94,984	$48,355	$(11,669)	$193,560
Variances - 2022 versus 2021:
Price	(13,459)	(3,125)	(3,637)	(1,475)	(21,696)
Volume	(2,134)	(22,570)	(634)	162	(25,176)
Smelter terms	(373)	—	—	(41)	(414)

Three months ended September 30, 2022	$45,924	$69,289	$44,084	$(13,023)	$146,274

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Nine months ended September 30, 2021	$232,414	$282,471	$145,699	$(38,189)	$622,395
Variances - 2022 versus 2021:
Price	(37,682)	2,557	7,748	(3,381)	(30,758)
Volume	(12,335)	(56,468)	(1,670)	1,567	(68,906)
Smelter terms	(91)	(85)	—	1,460	1,284

Nine months ended September 30, 2022	$182,306	$228,475	$151,777	$(38,543)	$524,015

The fluctuations in sales for the third quarter and first nine months of 2022 compared to the same periods of 2021 were primarily due to the following two reasons:

•
Lower average realized prices for all metals sold during the third quarter and first nine months of 2022, except for gold and zinc for which the average realized price was higher during the nine months ended September 30, 2022 all compared to the same periods of 2021. These price variances are illustrated in the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Silver –	London PM Fix ($/ounce)	$19.22	$24.36	$21.94	$25.78
	Realized price per ounce	$18.30	$23.97	$21.25	$25.75
Gold –	London PM Fix ($/ounce)	$1,728	$1,789	$1,825	$1,801
	Realized price per ounce	$1,713	$1,792	$1,817	$1,794
Lead –	LME Final Cash Buyer ($/pound)	$0.90	$1.06	$0.98	$0.98
	Realized price per pound	$0.95	$1.02	$0.98	$1.00
Zinc –	LME Final Cash Buyer ($/pound)	$1.48	$1.36	$1.65	$1.31
	Realized price per pound	$1.23	$1.35	$1.47	$1.34
Average realized prices typically differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices. Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement. For the three- and nine-month periods ended September 30, 2022, we recorded net negative price adjustments to provisional settlements of $6.6 million and $21.5 million, respectively, compared to net positive price adjustments to provisional settlements of $0.1 million and $3.7 million, respectively, in the three and nine months ended September 31, 2021. The price adjustments related to silver, gold, zinc and lead contained in our concentrate shipments were partially offset by gains and losses on forward contracts for those metals. See
Note 8
of
Notes to Condensed Consolidated Financial Statements (Unaudited)
for more information. The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc. Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate, doré and carbon material shipped during the period.

•
Lower quantities of all metals sold in the third quarter and first nine months of 2022 compared to 2021 (except for lead in the nine months and zinc in the three months ended September 30, 2022, respectively, due to higher production at Lucky Friday during the first nine months of 2022), primarily due to the decision to defer a silver concentrate shipment at Greens Creek to October 2022 to ensure adequate concentrate volumes for cost-effective shipping, and the non-recurrence
of Nevada refractory ore processing at a third-party facility in 2021. See
The Greens Creek Segment,
The Lucky Friday Segment, The Casa Berardi Segment
and
The Nevada Operations Segment
sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Silver -	Ounces produced	3,549,392	2,676,084	10,525,917	9,660,313
	Payable ounces sold	2,479,724	2,581,690	8,554,894	9,027,180
Gold -	Ounces produced	44,747	42,207	132,173	153,350
	Payable ounces sold	40,443	53,000	125,721	157,454
Lead -	Tons produced	11,600	9,904	35,794	32,148
	Payable tons sold	8,049	8,835	28,788	28,166
Zinc -	Tons produced	15,859	15,546	47,571	48,864
	Payable tons sold	11,523	11,174	32,328	33,344
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

Sales, total cost of sales, gross profit, Cash Cost, After
By-product
Credits, per Ounce (“Cash Cost”)
(non-GAAP)
and
All-In
Sustaining Cost, After
By-product
Credits, per Ounce (“AISC”)
(non-GAAP)
at our operating units for the three- and nine -months ended September 30, 2022 and 2021 were as follows (in thousands, except for Cash Cost and AISC):

	Silver				Gold
	Greens Creek	Lucky Friday	Other	Total Silver (2)	Casa Berardi	Nevada Operations	Total Gold
Three Months Ended September 30, 2022:
Sales	$60,875	$28,460	$—	$89,335	$56,939	$—	$56,939
Total cost of sales	(52,502)	(24,164)	—	(76,666)	(59,532)	(1,623)	(61,155)

Gross profit (loss)	$8,373	$4,296	$—	$12,669	$(2,593)	$(1,623)	$(4,216)

Cash Cost per silver or gold ounce (1)	$2.65	$5.23	$—	$3.43	$1,349	$—	$1,349
AISC per silver or gold ounce (1)	$8.61	$15.98	$—	$14.20	$1,738	$—	$1,738
Three Months Ended September 30, 2021:
Sales	$84,806	$29,783	$—	$114,589	$56,065	$22,906	$78,971
Total cost of sales	(55,193)	(23,591)		(78,784)	(58,164)	(21,384)	(79,548)

Gross profit (loss)	$29,613	$6,192	$—	$35,805	$(2,099)	$1,522	$(577)

Cash Cost per silver or gold ounce (1)	$0.74	$6.35	$—	$2.49	$1,175	$1,038	$1,163
AISC per silver or gold ounce (1)	$5.94	$16.79	$—	$12.82	$1,476	$1,167	$1,450

	Silver				Gold
	Greens Creek	Lucky Friday	Other	Total Silver (2)	Casa Berardi	Nevada Operations	Total Gold
Nine Months Ended September 30, 2022:
Sales	$239,688	$102,380	$—	$342,068	$181,679	$268	$181,947
Total cost of sales	(162,644)	(83,779)	—	(246,423)	(183,570)	(2,878)	(186,448)

Gross profit	$77,044	$18,601	$—	$95,645	$(1,891)	$(2,610)	$(4,501)

Cash Cost per silver or gold ounce (1)	$(0.49)	$4.77	$—	$1.11	$1,409	$—	$1,409
AISC per silver or gold ounce (1)	$4.69	$12.86	$—	$10.17	$1,729	$—	$1,729
Nine Months Ended September 30, 2021:
Sales	$296,978	$98,550	$176	$395,704	$185,098	$41,593	$226,691
Total cost of sales	(163,861)	(74,287)	(95)	(238,243)	(172,760)	(46,832)	(219,592)

Gross profit	$133,117	$24,263	$81	$157,461	$12,338	$(5,239)	$7,099

Cash Cost per silver or gold ounce (1)	$(1.03)	$7.37	$—	$1.26	$1,127	$1,124	$1,127
AISC per silver or gold ounce (1)	$2.40	$15.00	$—	$8.88	$1,387	$1,167	$1,349

(1)
A reconciliation of these
non-GAAP
measures to total cost of sales, the most comparable GAAP measure, can be found below in
Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before
By-product
Credits and Cash Cost, After
By-product
Credits
(non-GAAP)
and
All-In
Sustaining Cost, Before
By-product
Credits and
All-In
Sustaining Cost, After
By-product
Credits
(non-GAAP)
.

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
By-product
Credits, per Gold Ounce and AISC, After
By-product
Credits, per Gold Ounce.
For the third quarter we recorded loss applicable to common stockholders of $23.7 million (($0.04) per basic common share) compared to $1.1 million ($Nil) per basic common share) in the third quarter of 2021. The variances in gross profit (loss) at our operating units as illustrated in the table above contributed to the results for the third quarter of 2022 compared to the same period in 2021. See
The Greens Creek Segment,
The Lucky Friday Segment, The Casa Berardi Segment
and
The Nevada Operations Segment
sections below.
In addition to the impact of lower gross profit on loss applicable to common stockholders, the following were the other significant drivers of changes in loss applicable to common stockholders compared to the prior period in 2021:

•	General and administrative costs increased by $2.1 million primarily due to the impact of the Alexco acquisition closed on September 7, 2022 and compensation adjustments effective July 1, 2022.

•
Fair value adjustments, net were losses of $4.2 million versus a gain of $9.3 million in 2021 primarily due to the accounting for our base metals contracts as accounting hedges effective November 1, 2021, which resulted in unrealized gains/losses on these contracts being deferred on the balance sheet, versus them being recognized in the statement of operations in the 2021 comparable quarter (see
Notes 8 and 9
of
Notes to Condensed Consolidated Financial Statements (Unaudited)
for more information).

•	Exploration and pre-development decreased by $2.0 million primarily due to lower expenditures at the Hatter Graben project in Nevada.

•
Provision for closed operations and environmental matters decreased by $5.8 million primarily due to the settlement in 2021 of a lawsuit for $6.5 million related to a 1989 agreement entered into by our subsidiary, CoCa Mines, Inc. and its subsidiary, Creede Resources, Inc.

•
Other operating expense decreased by $2.4 million primarily due to the receipt of $2.5 million in insurance proceeds related to a coverage lawsuit received during September 2022 and the completion of projects to identify and implement potential operational improvements at our operating sites.

•
Net foreign exchange gains increased by $1.7 million reflecting the continued depreciation of the CAD against the USD in 2022. The change is primarily related to the impact of changes in the
CAD-to-USD
exchange rate on the remeasurement of our net monetary liabilities in Quebec.

For the first nine months of 2022, we recorded loss applicable to common stockholders of $33.3 million (($0.06) per basic common share) compared to income applicable to common stockholders of $22.8 million ($0.04 per basic common share) in the first nine months of 2021. The variances in gross profit (loss) at our operating units as illustrated in the table above contributed to the results for the first nine months of 2022 compared to the same period in 2021. See
The Greens Creek Segment,
The Lucky Friday Segment, The Casa Berardi Segment
and
The Nevada Operations Segment
sections below.

In addition to the impact of lower gross profit on loss applicable to common stockholders, the following were the other significant drivers of changes in loss applicable to common stockholders compared to the prior period in 2021:

•
Exploration and
pre-development
expense increased by $4.1 million reflecting increased exploration spending across the Company’s exploration portfolio primarily at San Sebastian, Casa Berardi, Greens Creek and the Nevada Operations.
Pre-development
expense was for the development of a decline to the Hatter Graben area at the Hollister mine in Nevada.

•
Fair value adjustments, net losses increased by $4.1 million due to unrealized losses on our equity securities portfolio increasing by $7.6 million offset by a lower loss of $4.7 million on our derivative contracts primarily due to the accounting for our base metals contracts as accounting hedges effective November 1, 2021, which resulted in unrealized gains/losses on these contracts being deferred on the balance sheet, versus them being recognized in the income statement in 2021 the comparable quarter (see
Notes 8 and 9
of
Notes to Condensed Consolidated Financial Statements (Unaudited)
for more information).

•
Net foreign exchange gains increased by $8.1 million reflecting the continued depreciation of the CAD against the USD in 2022. The change is primarily related to the impact of changes in the
CAD-to-USD
exchange rate on the remeasurement of our net monetary liabilities in Quebec.

•
Provision for closed operations and environmental matters decreased by $8.1 million primarily due to the settlement in 2021 of a lawsuit for $6.5 million related to a 1989 agreement entered into by our subsidiary, CoCa Mines, Inc. and its subsidiary, Creede Resources, Inc and an increase in the estimated costs accrual for the Johnny M. site in New Mexico of $2.9 million in 2021(see
Note 10
of
Notes to Condensed Consolidated Financial Statements (Unaudited)
for more information).

•
Other operating expense decreased by $5.3 million primarily due to the receipt of $4.2 million in insurance proceeds related to a coverage lawsuit received during June and September 2022 and the completion of projects to identify and implement potential operation improvements at our operating sites.

Greens Creek

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	$60,875	$84,806	$239,688	$296,978

Cost of sales and other direct production costs	(42,197)	(42,096)	(127,290)	(121,451)
Depreciation, depletion and amortization	(10,305)	(13,097)	(35,354)	(42,410)

Total cost of sales	(52,502)	(55,193)	(162,644)	(163,861)

Gross profit	$8,373	$29,613	$77,044	$133,117

Tons of ore milled	229,975	211,142	651,220	620,153
Production:
Silver (ounces)	2,468,280	1,837,270	7,308,660	6,980,587
Gold (ounces)	11,412	9,734	35,227	35,859
Zinc (tons)	12,580	13,227	38,470	41,191
Lead (tons)	4,428	4,591	14,495	15,142
Payable metal quantities sold:
Silver (ounces)	1,663,909	1,774,421	5,702,301	6,493,528
Gold (ounces)	7,478	9,232	25,952	31,599
Zinc (tons)	9,138	9,472	25,725	27,783
Lead (tons)	2,755	3,834	10,069	12,098
Ore grades:
Silver ounces per ton	13.63	11.14	13.83	13.84
Gold ounces per ton	0.07	0.07	0.07	0.08
Zinc percent	6.3%	7.1%	6.7%	7.4%
Lead percent	2.4%	2.7%	2.7%	3.0%
Total production cost per ton	$185.34	$181.60	$191.58	$178.29
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$2.65	$0.74	$(0.49)	$(1.03)
AISC, After By-Product Credits, per Silver Ounce (1)	$8.61	$5.94	$4.69	$2.40
Capital additions	$6,988	$6,228	$24,748	$14,339

(1)
A reconciliation of these
non-GAAP
measures to total cost of sales, the most comparable GAAP measure, can be found below in
Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before
By-product
Credits and Cash Cost, After
By-product
Credits
(non-GAAP)
and
All-In
Sustaining Cost, Before
By-product
Credits and
All-In
Sustaining Cost, After
By-product
Credits
(non-GAAP)
.

The $21.2 million and $56.1 million decreases in gross profit for the third quarter and first nine months of 2022, respectively, compared to the same periods of 2021 were primarily due to: (i) lower payable metals sold for all metals produced reflecting the decision to defer a silver concentrate shipment to October to ensure adequate concentrate volumes for cost-effective shipment, (ii) lower realized prices for all metals in both the three and nine month periods respectively, with the exception of zinc in the nine month period ended September 30, 2022, and (iii) higher production costs reflecting the impact of inflationary cost increases in consumables, labor and contractor costs.
The charts below illustrate the factors contributing to the variances in Cash Cost, After
By-product
Credits, Per Silver Ounce for the third quarter and first nine months of 2022 compared to the same periods of 2021.
The following table summarizes the components of Cash Cost, After
By-product
Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash Cost, Before By-product Credits, per Silver Ounce	$22.69	$26.76	$22.24	$21.05
By-product credits	(20.04)	(26.02)	(22.73)	(22.08)

Cash Cost, After By-product Credits, per Silver Ounce	$2.65	$0.74	$(0.49)	$(1.03)

The following table summarizes the components of AISC, After
By-product
Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
AISC, Before By-product Credits, per Silver Ounce	$28.65	$31.96	$27.42	$24.48
By-product credits	(20.04)	(26.02)	(22.73)	(22.08)

AISC, After By-product Credits, per Silver Ounce	$8.61	$5.94	$4.69	$2.40

The increase in Cash Cost, After
By-product
Credits, per Silver Ounce for the third quarter and first nine months of 2022 compared to 2021 was primarily due to higher cash costs reflecting inflationary cost pressures and lower by-product
credits for the three months ended September 30, 2022.
The increase in AISC, After
By-product
Credits, per Silver Ounce for the third quarter and first nine months of 2022 compared to 2021 was primarily due to higher sustaining capital of $10.2 million and $30.8 million for the third quarter and first nine months of 2022, respectively, compared to $6.2 million and $17.5 million, respectively, in 2021, reflecting the costs being incurred on camp construction and higher definition and development drilling during 2022 compared to 2021.
Lucky Friday

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	$28,460	$29,783	$102,380	$98,550

Cost of sales and other direct production costs	(16,903)	(17,001)	(59,624)	(53,959)
Depreciation, depletion and amortization	(7,261)	(6,590)	(24,155)	(20,328)

Total cost of sales	(24,164)	(23,591)	(83,779)	(74,287)

Gross profit	$4,296	$6,192	$18,601	$24,263

Tons of ore milled	90,749	78,227	265,971	241,740
Production:
Silver (ounces)	1,074,230	831,532	3,188,565	2,608,727
Lead (tons)	7,172	5,313	21,299	17,006
Zinc (tons)	3,279	2,319	9,101	7,673
Payable metal quantities sold:
Silver (ounces)	801,115	783,672	2,822,281	2,481,753
Lead (tons)	5,295	5,001	18,720	16,068
Zinc (tons)	2,385	1,702	6,602	5,561
Ore grades:
Silver ounces per ton	12.50	11.21	12.67	11.34
Lead percent	8.5%	7.2%	8.5%	7.4%
Zinc percent	4.2%	3.3%	3.9%	3.5%
Total production cost per ton	$207.1	$190.66	$220.41	$189.06
Cash Cost, After By-product Credits, per Silver Ounce (1)	$5.23	$6.35	$4.77	$7.37
AISC, After By-product Credits, per Silver Ounce (1)	$15.98	$16.79	$12.86	$15.00
Capital additions	$16,125	$9,133	$37,278	$20,776

(1)
A reconciliation of these
non-GAAP
measures to total cost of sales, the most comparable GAAP measure, can be found below in
Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before
By-product
Credits and Cash Cost, After
By-product
Credits
(non-GAAP)
and
All-In
Sustaining Cost, Before
By-product
Credits and
All-In
Sustaining Cost, After
By-product
Credits
(non-GAAP)
.

Gross profit for the three months ended September 30, 2022 decreased by $1.9 million compared to the same period in 2021, as the impact of increased sales quantities from mining and processing more high grade material and in higher volumes, did not offset the combination of lower realized silver, lead and zinc prices compared to 2021, and increased production costs from more ore mined and processed and inflationary cost increases in consumables and contractor maintenance costs. Gross profit for the nine month period September 30, 2022 decreased by $5.7 million compared to the same period in 2021, as increased sales from a combination of mining and processing more high grade material and in higher volumes did not offset the impact of lower silver and lead realized prices and higher production costs which were the result of the same factors experienced in the three months ended September 30, 2022.
The charts below illustrate the factors contributing to Cash Cost, After
By-product
Credits, Per Silver Ounce for the third quarter and first nine months of 2022 compared to the same periods of 2021.

The following table summarizes the components of Cash Cost, After
By-product
Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash Cost, Before By-product Credits, per Silver Ounce	$22.87	$24.14	$23.44	$24.70
By-product credits	(17.64)	(17.79)	(18.67)	(17.33)

Cash Cost, After By-product Credits, per Silver Ounce	$5.23	$6.35	$4.77	$7.37

The following table summarizes the components of AISC, After
By-product
Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
AISC, Before By-product Credits, per Silver Ounce	$33.62	$34.58	$31.53	$32.33
By-product credits	(17.64)	(17.79)	(18.67)	(17.33)

AISC, After By-product Credits, per Silver Ounce	$15.98	$16.79	12.86	$15.00

The decrease in Cash Cost and AISC, After
By-product
Credits, per Silver Ounce for the three and nine month periods ended September 30, 2022 compared to the three and nine month periods ended September 30, 2021 was due to higher silver production resulting from increased grades and volumes processed, higher by-product
credits (for the nine months ended September 30, 2022) due to higher realized zinc prices, and concentrate quality improvement resulting in higher lead and zinc production, with the decrease in AISC, After
By-product
Credits, per Silver Ounce partially offset by higher sustaining capital spending.
The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	$56,939	$56,065	$181,679	$185,098

Cost of sales and other direct production costs	(44,443)	(38,196)	(137,176)	(111,601)
Depreciation, depletion and amortization	(15,089)	(19,968)	(46,394)	(61,159)

Total cost of sales	(59,532)	(58,164)	(183,570)	(172,760)

Gross profit	$(2,593)	$(2,099)	$(1,891)	$12,338

Tons of ore milled	389,941	398,143	1,177,709	1,141,229
Production:
Gold (ounces)	33,335	29,722	96,881	97,245
Silver (ounces)	6,882	7,012	22,329	25,604
Payable metal quantities sold:
Gold (ounces)	32,965	31,227	99,703	102,711
Silver (ounces)	14,700	7,764	23,950	24,538
Ore grades:
Gold ounces per ton	0.10	0.09	0.09	0.10
Silver ounces per ton	0.02	0.02	0.02	0.02
Total production cost per ton	$114.52	$86.95	$115.15	$95.13
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,349	$1,175	$1,409	$1,127
AISC, After By-product Credits, per Gold Ounce (1)	$1,738	$1,476	$1,729	$1,387
Capital additions	$10,771	$11,488	$26,672	$37,488

(1)
A reconciliation of these
non-GAAP
measures to total cost of sales, the most comparable GAAP measure, can be found below in
Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before
By-product
Credits and Cash Cost, After
By-product
Credits
(non-GAAP)
and
All-In
Sustaining Cost, Before
By-product
Credits and
All-In
Sustaining Cost, After
By-product
Credits
(non-GAAP)
.

Gross profit decreased by $0.5 million and $14.2 million for the third quarter and first nine months of 2022, respectively, compared to the same periods of 2021. The decrease for the third quarter and first nine months of 2022 was due to lower realized prices and higher cost of sales resulting from increased production costs due to: (i) higher ore tonnage for the nine month period only, (ii) mill contractor costs related to maintenance and optimization activities, (iii) higher underground maintenance costs resulting from repairs and replacements of major components for the production fleet and (iv) higher fuel and other consumables costs which have been negatively impacted by current inflationary pressures. The impact of higher costs of sales and lower realized prices was partially offset by increased sales volume in the third quarter of 2022. Lower sales volume in the first nine months of 2022 compared to 2021 due to lower grades mined and processed, was partially offset by higher realized gold price.

Total capital additions decreased by $0.7 million and $10.8 million in the third quarter of 2022 and first nine months of 2022 respectively, compared to the same periods of 2021, reflecting lower development costs following commissioning of the new 160 zone open pit mine in the fourth quarter of 2021.
The charts below illustrate the factors contributing to Cash Cost, After
By-product
Credits, Per Gold Ounce for the third quarter and first nine months of 2022 and 2021:

The following table summarizes the components of Cash Cost, After
By-product
Credits, per Gold Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash Cost, Before By-product Credits, per Gold Ounce	$1,353	$1,181	$1,415	$1,134
By-product credits	(4)	(6)	(6)	(7)

Cash Cost, After By-product Credits, per Gold Ounce	$1,349	$1,175	$1,409	$1,127

The following table summarizes the components of AISC, After
By-product
Credits, per Gold Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
AISC, Before By-product Credits, per Gold Ounce	$1,742	$1,482	$1,735	$1,394
By-product credits	(4)	(6)	(6)	(7)

AISC, After By-product Credits, per Gold Ounce	$1,738	$1,476	$1,729	$1,387

The increase in Cash Cost After
By-product
Credits, per Gold Ounce for the third quarter and first nine months of 2022 compared to the same periods in 2021 was primarily due to higher production costs, as discussed above, partially offset by higher gold production in the third quarter of 2022 compared with the same period in 2021. The lower production in 2022 also negatively impacted AISC, After
By-product
Credits, per Gold Ounce, however this was partially offset by lower sustaining capital spent in 2022 compared to 2021.
The Nevada Operations Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	$—	$22,906	$268	$41,593

Cost of sales and other direct production costs	(1,285)	(15,249)	(2,418)	(31,811)
Depreciation, depletion and amortization	(338)	(6,135)	(460)	(15,021)

Total cost of sales	(1,623)	(21,384)	(2,878)	(46,832)

Gross (loss) profit	$(1,623)	$1,522	$(2,610)	$(5,239)

Payable metal quantities sold:
Gold (ounces)	—	12,542	65	23,097
Silver (ounces)	—	15,833	6,363	23,868
The gross loss of $1.6 million for the three months ended September 30, 2022, was attributable to write downs of stockpiled material to net realizable value reflecting a lower spot gold price, versus the gross profit realized in the comparable period in 2021, due to processing and sale of refractory ore at a third party facility.
The decrease in gross loss for the first nine months of 2022 compared to the same period of 2021 was primarily the result of lower sales volumes and lower write-downs of ore stockpiled to estimated net realizable value. During 2021, production and revenue were generated from processing of the stockpiled non-refractory
ore at the Midas mill and third-party processing of refractory ore in a roaster and autoclave facility, respectively. Fire Creek was placed on care-and-maintenance
in the second quarter of 2021 after processing of the remaining non-refractory
ore stockpile. Care and maintenance costs are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization.
Exploration activities and
pre-development
activities continued in 2022 and was focused on drill testing targets at Aurora, Midas and the Hatter Graben in addition to target generation through detailed mapping, sampling and geological mapping.
See
Item 1A. Risk Factors – Operation, Development, Exploration and Acquisition Risks
in our 2021 Form
10-K
for a discussion of certain risks relating to our recent and ongoing analysis of the carrying value of the Nevada assets.

Corporate Matters
Employee Benefit Plans
Our three defined benefit pension plans (the “DB plans”) provide a significant benefit to our employees, but represent a liability to us. The liability recorded for the underfunded status of our plans was $4.8 million and $6.0 million as of September 30, 2022 and December 31, 2021, respectively. During May 2022, we contributed an aggregate of $5.6 million in shares of our common stock to two of our DB plans. We contributed an additional $4.2 million in shares of our common stock to one of our DB plans in October 2022 and do not expect to make additional contributions to our DB plans in 2022, but may choose to do so. While the economic variables which will determine future funding requirements are uncertain, we expect contributions to continue to be required in future years under the provisions of two DB plans, and we periodically examine the plans for affordability and competitiveness. See
Note 6
of
Notes to Consolidated Financial Statements
in our 2021 Form
10-K
for more information.
Income Taxes
During the third quarter and first nine months of 2022, an income and mining tax benefit of approximately $9.5 million and $3.6 million resulted in an effective tax rate of 29% and 10% for the respective periods. This compares to an income and mining tax benefit of $4.5 million and $3.9 million for the third quarter and first nine months of 2021, or an effective tax rate of 82.2% and (20.3)% for the respective periods. The comparability of our income and mining tax (provision) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates including non-recognition
of foreign exchange gains and losses; (v) percentage depletion; and (vi) the non-recognition
of tax assets. The effective tax rate will fluctuate, sometimes significantly, period to period. Beginning with the period ended March 31, 2022 and including the period September 30, 2022, we used the annual effective tax rate method to calculate the quarterly tax provision, a change from the discrete method used for the period ended September 30, 2021, due to reversal of valuation allowance in the fourth quarter of 2021.
Each reporting period we assess our deferred tax balances based on a review of long-range forecasts and quarterly activity. A valuation allowance is provided for deferred tax assets for which it is more likely than not the related tax benefits will not be realized. We analyze our deferred tax assets and, if it is determined that we will not realize all or a portion of our deferred tax assets, we will record or increase a valuation allowance. Conversely, if it is determined we will ultimately more likely than not be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact our ability to realize our deferred tax assets. Valuation allowances are provided on deferred tax assets in Nevada, Mexico, and certain Canadian jurisdictions. For additional information, please see
Item 1A – Risk Factors
in our 2021 Form
10-K.
Reconciliation of Total Cost of Sales to Cash Cost, Before
By-product
Credits and Cash Cost, After
By-product
Credits
(non-GAAP)
and
All-In
Sustaining Cost, Before
By-product
Credits and
All-In
Sustaining Cost, After
By-product
Credits
(non-GAAP)
The tables below present reconciliations between the most comparable GAAP measure of total cost of sales to the non-GAAP
measures of (i) Cash Cost, Before
By-product
Credits, (ii) Cash Cost, After
By-product
Credits, (iii) AISC, Before
By-product
Credits and (iv) AISC, After
By-product
Credits for our operations and for the Company for the three- and nine-month periods ended September 30, 2022 and 2021.
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
Cash Cost, After
By-product
Credits, per Ounce is an important operating statistic that we utilize to measure each mine’s operating performance. We use AISC, After
By-product
Credits, per Ounce as a measure of our mines’ net cash flow after costs for exploration, pre-development,
reclamation, and sustaining capital. This is similar to the Cash Cost, After
By-product
Credits, per Ounce
non-GAAP
measure we report, but also includes
on-site
exploration, reclamation, and sustaining capital costs. Current GAAP measures used in the mining industry, such as cost of goods sold, do not capture all the expenditures incurred to discover, develop and sustain silver and gold production. Cash Cost, After
By-product
Credits, per

Ounce and AISC, After
By-product
Credits, per Ounce also allow us to benchmark the performance of each of our mines versus those of our competitors. As a silver and gold mining company, we also use these statistics on an aggregate basis – aggregating the Greens Creek and Lucky Friday mines to compare our performance with that of other silver mining companies, and aggregating Casa Berardi and Nevada Operations for comparison with other gold mining companies. Similarly, these statistics are useful in identifying acquisition and investment opportunities as they provide a common tool for measuring the financial performance of other mines with varying geologic, metallurgical and operating characteristics.
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

In thousands (except per ounce amounts)	Three Months Ended September 30, 2022
	Greens Creek	Lucky Friday	Corporate (2)	Total Silver
Total cost of sales	$52,502	$24,164	$—	$76,666
Depreciation, depletion and amortization	(10,305)	(7,261)	—	(17,566)
Treatment costs	9,477	4,791	—	14,268
Change in product inventory	4,464	3,022	—	7,486
Reclamation and other costs	(118)	(152)	—	(270)

Cash Cost, Before By-product Credits (1)	56,020	24,564		80,584
Reclamation and other costs	705	282	—	987
Sustaining exploration	3,776	—	722	4,498
Sustaining capital	10,219	11,264	187	21,670
General and administrative	—	—	11,003	11,003

AISC, Before By-product Credits (1)	70,720	36,110	11,912	118,742
By-product credits:
Zinc	(26,244)	(7,155)	—	(33,399)
Gold	(17,019)	—	—	(17,019)
Lead	(6,212)	(11,796)	—	(18,008)

Total By-product credits	(49,475)	(18,951)	—	(68,426)

Cash Cost, After By-product Credits	$6,545	$5,613	$—	$12,158

AISC, After By-product Credits	$21,245	$17,159	11,912	$50,316

Divided by ounces produced	2,469	1,075		3,544
Cash Cost, Before By-product Credits, per Ounce	$22.69	$22.87		$22.74
By-product credits per ounce	(20.04)	(17.64)		(19.31)

Cash Cost, After By-product Credits, per Ounce	$2.65	$5.23		$3.43

AISC, Before By-product Credits, per Ounce	$28.65	$33.62		$33.51
By-product credits per ounce	(20.04)	(17.64)		(19.31)

AISC, After By-product Credits, per Ounce	$8.61	$15.98		$14.20

In thousands (except per ounce amounts)	Three Months ended September 30, 2022
	Casa Berardi	Total Gold
Total cost of sales	$59,532	$59,532
Depreciation, depletion and amortization	(15,089)	(15,089)
Treatment costs	429	429
Change in product inventory	420	420
Reclamation and other costs	(203)	(203)

Cash Cost, Before By-product Credits (1)	45,089	45,089
Reclamation and other costs	204	204
Sustaining exploration	2,314	2,314
Sustaining capital	10,457	10,457

AISC, Before By-product Credits (1)	58,064	58,064
By-product credits:
Silver	(131)	(131)

Total By-product credits	(131)	(131)

Cash Cost, After By-product Credits	$44,958	$44,958

AISC, After By-product Credits	$57,933	$57,933

Divided by ounces produced	33	33
Cash Cost, Before By-product Credits, per Ounce	$1,353	$1,353
By-product credits per ounce	(4)	(4)

Cash Cost, After By-product Credits, per Ounce	$1,349	$1,349

AISC, Before By-product Credits, per Ounce	$1,742	$1,742
By-product credits per ounce	(4)	(4)

AISC, After By-product Credits, per Ounce	$1,738	$1,738

In thousands (except per ounce amounts)	Three Months ended September 30, 2022
	Total Silver	Total Gold	Total
Total cost of sales	$76,666	$59,532	$136,198
Depreciation, depletion and amortization	(17,566)	(15,089)	(32,655)
Treatment costs	14,268	429	14,697
Change in product inventory	7,486	420	7,906
Reclamation and other costs	(270)	(203)	(473)

Cash Cost, Before By-product Credits (1)	80,584	45,089	125,673
Reclamation and other costs	987	204	1,191
Sustaining exploration	4,498	2,314	6,812
Sustaining capital	21,670	10,457	32,127
General and administrative	11,003	—	11,003

AISC, Before By-product Credits (1)	118,742	58,064	176,806
By-product credits:
Zinc	(33,399)	—	(33,399)
Gold	(17,019)	—	(17,019)
Lead	(18,008)	—	(18,008)
Silver	—	(131)	(131)

Total By-product credits	(68,426)	(131)	(68,557)

Cash Cost, After By-product Credits	$12,158	$44,958	$57,116

AISC, After By-product Credits	$50,316	$57,933	$108,249

Divided by ounces produced	3,544	33
Cash Cost, Before By-product Credits, per Ounce	$22.74	$1,353
By-product credits per ounce	(19.31)	(4)

Cash Cost, After By-product Credits, per Ounce	$3.43	$1,349

AISC, Before By-product Credits, per Ounce	$33.51	$1,742
By-product credits per ounce	(19.31)	(4)

AISC, After By-product Credits, per Ounce	$14.20	$1,738

In thousands (except per ounce amounts)	Three Months Ended September 30, 2021
	Greens Creek	Lucky Friday	Corporate and other (2)	Total Silver
Total cost of sales	$55,193	$23,591	$—	$78,784
Depreciation, depletion and amortization	(13,097)	(6,590)	—	(19,687)
Treatment costs	7,979	3,427	—	11,406
Change in product inventory	(122)	(68)	—	(190)
Reclamation and other costs	(786)	(281)	—	(1,067)

Cash Cost, Before By-product Credits (1)	49,167	20,079	—	69,246
Reclamation and other costs	848	264	—	1,112
Sustaining exploration	2,472	—	474	2,946
Sustaining capital	6,228	8,406	—	14,634
General and administrative	—	—	8,874	8,874

AISC, Before By-product Credits (1)	58,715	28,749	9,348	96,812
By-product credits:
Zinc	(25,295)	(4,611)	—	(29,906)
Gold	(14,864)	—	—	(14,864)
Lead	(7,640)	(10,188)	—	(17,828)

Total By-product credits	(47,799)	(14,799)	—	(62,598)

Cash Cost, After By-product Credits	$1,368	$5,280	—	$6,648

AISC, After By-product Credits	$10,916	$13,950	9,348	$34,214

Divided by ounces produced	1,837	832		2,669
Cash Cost, Before By-product Credits, per Ounce	$26.76	$24.14		$25.93
By-product credits per ounce	(26.02)	(17.79)		(23.44)

Cash Cost, After By-product Credits, per Ounce	$0.74	$6.35		$2.49

AISC, Before By-product Credits, per Ounce	$31.96	$34.58		$36.26
By-product credits per ounce	(26.02)	(17.79)		(23.44)

AISC, After By-product Credits, per Ounce	$5.94	$16.79		$12.82

In thousands (except per ounce amounts)	Three Months Ended September 30, 2021
	Casa Berardi	Nevada Operations	Total Gold
Total cost of sales	$58,164	$21,384	$79,548
Depreciation, depletion and amortization	(19,968)	(6,135)	(26,103)
Treatment costs	475	1	476
Change in product inventory	(3,369)	(12,389)	(15,758)
Reclamation and other costs	(210)	—	(210)
Exclusion of Nevada Operations costs	—	—	—

Cash Cost, Before By-product Credits (1)	35,092	2,861	37,953
Reclamation and other costs	209	327	536
Sustaining exploration	1,541	—	1,541
Sustaining capital	7,208	29	7,237

AISC, Before By-product Credits (1)	44,050	3,217	47,267
By-product credits:
Silver	(169)	(6)	(175)

Total By-product credits	(169)	(6)	(175)

Cash Cost, After By-product Credits	$34,923	$2,855	$37,778

AISC, After By-product Credits	$43,881	$3,211	$47,092

Divided by ounces produced	30	3	33
Cash Cost, Before By-product Credits, per Ounce	$1,181	$1,040	$1,168
By-product credits per ounce	(6)	(2)	(5)

Cash Cost, After By-product Credits, per Ounce	$1,175	$1,038	$1,163

AISC, Before By-product Credits, per Ounce	$1,482	$1,169	$1,455
By-product credits per ounce	(6)	(2)	(5)

AISC, After By-product Credits, per Ounce	$1,476	$1,167	$1,450

In thousands (except per ounce amounts)	Three Months Ended September 30, 2021
	Total Silver	Total Gold	Total
Total cost of sales	$78,784	$79,548	$158,332
Depreciation, depletion and amortization	(19,687)	(26,103)	(45,790)
Treatment costs	11,406	476	11,882
Change in product inventory	(190)	(15,758)	(15,948)
Reclamation and other costs	(1,067)	(210)	(1,277)
Exclusion of Nevada Operations costs	—

Cash Cost, Before By-product Credits (1)	69,246	37,953	107,199
Reclamation and other costs	1,112	536	1,648
Sustaining exploration	2,946	1,541	4,487
Sustaining capital	14,634	7,237	21,871
General and administrative	8,874	—	8,874

AISC, Before By-product Credits (1)	96,812	47,267	144,079
By-product credits:
Zinc	(29,906)	—	(29,906)
Gold	(14,864)	—	(14,864)
Lead	(17,828)	—	(17,828)
Silver	—	(175)	(175)

Total By-product credits	(62,598)	(175)	(62,773)

Cash Cost, After By-product Credits	$6,648	$37,778	$44,426

AISC, After By-product Credits	$34,214	$47,092	$81,306

Divided by ounces produced	2,669	33
Cash Cost, Before By-product Credits, per Ounce	$25.93	$1,168
By-product credits per ounce	(23.44)	(5)

Cash Cost, After By-product Credits, per Ounce	$2.49	$1,163

AISC, Before By-product Credits, per Ounce	$36.26	$1,455
By-product credits per ounce	(23.44)	(5)

AISC, After By-product Credits, per Ounce	$12.82	$1,450

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2022
	Greens Creek	Lucky Friday	Corporate (1)	Total Silver
Total cost of sales	$162,644	$83,779	$—	$246,423
Depreciation, depletion and amortization	(35,354)	(24,155)	—	(59,509)
Treatment costs	27,369	13,271	—	40,640
Change in product inventory	9,899	2,620	—	12,519
Reclamation and other costs	(1,988)	(769)	—	(2,757)

Cash Cost, Before By-product Credits (1)	162,570	74,746	—	237,316
Reclamation and other costs	2,115	846	—	2,961
Sustaining exploration	4,870	—	2,207	7,077
Sustaining capital	30,843	24,937	334	56,114
General and administrative	—	—	28,989	28,989

AISC, Before By-product Credits (1)	200,398	100,529	31,530	332,457
By-product credits:
Zinc	(87,723)	(21,358)	—	(109,081)
Gold	(55,966)	—	—	(55,966)
Lead	(22,449)	(38,175)	—	(60,624)

Total By-product credits	(166,138)	(59,533)	—	(225,671)

Cash Cost, After By-product Credits	$(3,568)	$15,213	—	$11,645

AISC, After By-product Credits	$34,260	$40,996	$31,530	$106,786

Divided by ounces produced	7,309	3,189		10,498
Cash Cost, Before By-product Credits, per Ounce	$22.24	$23.44		$22.61
By-product credits per ounce	(22.73)	(18.67)		(21.50)

Cash Cost, After By-product Credits, per Ounce	$(0.49)	$4.77		$1.11

AISC, Before By-product Credits, per Ounce	$27.42	$31.53		$31.67
By-product credits per ounce	(22.73)	(18.67)		(21.50)

AISC, After By-product Credits, per Ounce	$4.69	$12.86		$10.17

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2022
	Casa Berardi	Total Gold
Total cost of sales	$183,570	$183,570
Depreciation, depletion and amortization	(46,394)	(46,394)
Treatment costs	1,345	1,345
Change in product inventory	(936)	(936)
Reclamation and other costs	(623)	(623)

Cash Cost, Before By-product Credits (1)	136,962	136,962
Reclamation and other costs	623	623
Sustaining exploration	4,886	4,886
Sustaining capital	25,587	25,587

AISC, Before By-product Credits (1)	168,058	168,058
By-product credits:
Silver	(485)	(485)

Total By-product credits	(485)	(485)

Cash Cost, After By-product Credits	$136,477	$136,477

AISC, After By-product Credits	$167,573	$167,573

Divided by ounces produced	97	97
Cash Cost, Before By-product Credits, per Ounce	$1,415	$1,415
By-product credits per ounce	(6)	(6)

Cash Cost, After By-product Credits, per Ounce	$1,409	$1,409

AISC, Before By-product Credits, per Ounce	$1,735	$1,735
By-product credits per ounce	(6)	(6)

AISC, After By-product Credits, per Ounce	$1,729	$1,729

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2022
	Total Silver	Total Gold	Total
Total cost of sales	$246,423	$183,570	$429,993
Depreciation, depletion and amortization	(59,509)	(46,394)	(105,903)
Treatment costs	40,640	1,345	41,985
Change in product inventory	12,519	(936)	11,583
Reclamation and other costs	(2,757)	(623)	(3,380)

Cash Cost, Before By-product Credits (1)	237,316	136,962	374,278
Reclamation and other costs	2,961	623	3,584
Sustaining exploration	7,077	4,886	11,963
Sustaining capital	56,114	25,587	81,701
General and administrative	28,989	—	28,989

AISC, Before By-product Credits (1)	332,457	168,058	500,515
By-product credits:
Zinc	(109,081)	—	(109,081)
Gold	(55,966)	—	(55,966)
Lead	(60,624)	—	(60,624)
Silver		(485)	(485)

Total By-product credits	(225,671)	(485)	(226,156)

Cash Cost, After By-product Credits	$11,645	$136,477	$148,122

AISC, After By-product Credits	$106,786	$167,573	$274,359

Divided by ounces produced	10,498	97
Cash Cost, Before By-product Credits, per Ounce	$22.61	$1,415
By-product credits per ounce	(21.50)	(6)

Cash Cost, After By-product Credits, per Ounce	$1.11	$1,409

AISC, Before By-product Credits, per Ounce	$31.67	$1,735
By-product credits per ounce	(21.50)	(6)

AISC, After By-product Credits, per Ounce	$10.17	$1,729

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2021
	Greens Creek	Lucky Friday	Corporate and other (2)	Total Silver
Total cost of sales	$163,861	$74,287	$95	$238,243
Depreciation, depletion and amortization	(42,410)	(20,328)	—	(62,738)
Treatment costs	27,444	13,087	—	40,531
Change in product inventory	(156)	(1,757)	—	(1,913)
Reclamation and other costs	(1,777)	(840)	(95)	(2,712)

Cash Cost, Before By-product Credits (1)	146,962	64,449		211,411
Reclamation and other costs	2,543	792		3,335
Sustaining exploration	3,895	—	1,359	5,254
Sustaining capital	17,459	19,104	—	36,563
General and administrative	—	—	27,985	27,985

AISC, Before By-product Credits (1)	170,859	84,345	29,344	284,548
By-product credits:
Zinc	(74,571)	(14,457)	—	(89,028)
Gold	(56,299)	—		(56,299)
Lead	(23,265)	(30,762)	—	(54,027)

Total By-product credits	(154,135)	(45,219)	—	(199,354)

Cash Cost, After By-product Credits	$(7,173)	$19,230	$—	$12,057

AISC, After By-product Credits	$16,724	$39,126	$29,344	$85,194

Divided by ounces produced	6,981	2,609		9,590
Cash Cost, Before By-product Credits, per Ounce	$21.05	$24.70		$22.05
By-product credits per ounce	(22.08)	(17.33)		(20.79)

Cash Cost, After By-product Credits, per Ounce	$(1.03)	$7.37		$1.26

AISC, Before By-product Credits, per Ounce	$24.48	$32.33		$29.67
By-product credits per ounce	(22.08)	(17.33)		(20.79)

AISC, After By-product Credits, per Ounce	$2.40	$15.00		$8.88

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2021
	Casa Berardi	Nevada Operations	Total Gold
Total cost of sales	$172,760	$46,832	$219,592
Depreciation, depletion and amortization	(61,159)	(15,021)	(76,180)
Treatment costs	1,723	1,731	3,454
Change in product inventory	(2,401)	(9,951)	(12,352)
Reclamation and other costs	(632)	299	(333)

Cash Cost, Before By-product Credits (1)	110,291	23,890	134,181
Reclamation and other costs	632	681	1,313
Sustaining exploration	3,551	—	3,551
Sustaining capital	21,030	195	21,225

AISC, Before By-product Credits (1)	135,504	24,766	160,270
By-product credits:
Silver	(656)	(1,131)	(1,787)

Total By-product credits	(656)	(1,131)	(1,787)

Cash Cost, After By-product Credits	$109,635	$22,759	$132,394

AISC, After By-product Credits	$134,848	$23,635	$158,483

Divided by ounces produced	97	20	117
Cash Cost, Before By-product Credits, per Ounce	$1,134	$1,180	$1,142
By-product credits per ounce	(7)	(56)	(15)

Cash Cost, After By-product Credits, per Ounce	$1,127	$1,124	$1,127

AISC, Before By-product Credits, per Ounce	$1,394	$1,223	$1,364
By-product credits per ounce	(7)	(56)	(15)

AISC, After By-product Credits, per Ounce	$1,387	$1,167	$1,349

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2021
	Total Silver	Total Gold	Total
Total cost of sales	$238,243	$219,592	457,835
Depreciation, depletion and amortization	(62,738)	(76,180)	(138,918)
Treatment costs	40,531	3,454	43,985
Change in product inventory	(1,913)	(12,352)	(14,265)
Reclamation and other costs	(2,712)	(333)	(3,045)

Cash Cost, Before By-product Credits (1)	211,411	134,181	345,592
Reclamation and other costs	3,335	1,313	4,648
Sustaining exploration	5,254	3,551	8,805
Sustaining capital	36,563	21,225	57,788
General and administrative	27,985	—	27,985

AISC, Before By-product Credits (1)	284,548	160,270	444,818
By-product credits:
Zinc	(89,028)	—	(89,028)
Gold	(56,299)	—	(56,299)
Lead	(54,027)	—	(54,027)
Silver	—	(1,787)	(1,787)

Total By-product credits	(199,354)	(1,787)	(201,141)

Cash Cost, After By-product Credits	$12,057	$132,394	$144,451

AISC, After By-product Credits	$85,194	$158,483	$243,677

Divided by ounces produced	9,590	117
Cash Cost, Before By-product Credits, per Ounce	$22.05	$1,142
By-product credits per ounce	(20.79)	(15)

Cash Cost, After By-product Credits, per Ounce	$1.26	$1,127

AISC, Before By-product Credits, per Ounce	$29.67	$1,364
By-product credits per ounce	(20.79)	(15)

AISC, After By-product Credits, per Ounce	$8.88	$1,349

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
Financial Liquidity and Capital Resources
We have a disciplined cash management strategy of maintaining financial flexibility to execute our capital priorities and provide long-term value to our stockholders. Consistent with that strategy, we aim to maintain sufficient liquidity to fund debt service costs, operations, capital development and exploration projects, while returning cash to stockholders through dividends and potential share repurchases.
At September 30, 2022, we had $144.7 million in cash and cash equivalents, of which $30.8 million was held in foreign subsidiaries’ local currency that we anticipate utilizing for near-term operating, exploration or capital costs by those foreign subsidiaries. We also have USD cash and cash equivalent balances held by our foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from our U.S. operations are adequate to fund our U.S. operations and corporate activities.
As discussed in
Overview
above, we continue to address the
COVID-19
outbreak and face uncertainty related to the potential additional impacts it could have on our operations. The impacts of
COVID-19
and increasing or prolonged restrictions, if required, on our operations could require access to additional sources of liquidity, which may not be available to us.
Pursuant to our common stock dividend policy described in
Note 12
of
Notes to Consolidated Financial Statements
in our 2021 Form
10-K,
our board of directors declared and paid dividends on our common stock totaling $3.4 million in each of the first, second and third quarters of 2022 and $4.7 million, $6.0 million and $6.0 million in the comparable periods of 2021, respectively. Our dividend policy has a silver-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend.
For illustrative purposes only, the table below summarizes potential dividend amounts under our dividend policy.

Quarterly Average Realized Silver Price ($ per ounce)	Quarterly Silver- Linked Dividend ($ per share)	Annualized Silver-Linked Dividend ($ per share)	Annualized Minimum Dividend ($ per share)	Annualized Dividends per Share: Silver- Linked and Minimum ($ per share)
Less than $20	$—	$—	$0.015	$0.015
$20	$0.0025	$0.01	$0.015	$0.025
$25	$0.0100	$0.04	$0.015	$0.055
$30	$0.0150	$0.06	$0.015	$0.075
$35	$0.0250	$0.10	$0.015	$0.115
$40	$0.0350	$0.14	$0.015	$0.155
$45	$0.0450	$0.18	$0.015	$0.195
$50	$0.0550	$0.22	$0.015	$0.235
The declaration and payment of dividends on our common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.
Pursuant to our stock repurchase program described in
Note 12
of
Notes to Consolidated Financial Statements
in our 2021 Form
10-K,
we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out
restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of September 30, 2022 and December 31, 2021, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. We have not repurchased any shares since June 2014. The closing price of our common stock at November 4, 2022, was $4.76 per share.
As discussed in
Note 6
of
Notes to Condensed Consolidated Financial Statements (Unaudited)
, pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents in
“at-the-market”
(ATM) offerings. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out
restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any sales of shares under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form
S-3.
As of September 30, 2022, we had sold 1,176,861 shares under the agreement for proceeds of $4.5 million, net of commissions and fees of approximately $0.1 million. All of the sales occurred during September 2022.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market
sales of common stock, and availability under our New Credit Agreement, we believe we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes and IQ Notes; principal and interest payments under our New Credit Agreement; deferral of revenues, care-and-maintenance
and other costs related to addressing the impacts of
COVID-19
on our operations; capital expenditures at our operations; potential acquisitions of other mining companies or properties; regulatory matters; litigation; potential repurchases of our common stock under the program described above; and payment of dividends on common stock, if declared by our board of directors. We currently estimate a range of approximately $150 to 165 million will be spent in 2022 on capital expenditures, primarily for equipment, infrastructure, and development at our mines, including $93.2 million already incurred as of September 30, 2022, before any lease financing. We also estimate exploration and pre-development
expenditures will total approximately $45.0 million in 2022, including $39.1 million already incurred as of September 30, 2022. Our expenditures for these items and our related plans for 2022 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans.
We may defer some capital investment and/or exploration and
pre-development
activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.
Our liquid assets include (in millions):

	September 30, 2022	December 31, 2021
Cash and cash equivalents held in U.S. dollars	$113.9	$196.2
Cash and cash equivalents held in foreign currency	30.8	13.8

Total cash and cash equivalents	144.7	210.0
Marketable equity securities – non-current	13.3	14.4

Total cash, cash equivalents and investments	$158.0	$224.4

Cash and cash equivalents decreased by $65.3 million in the first nine months of 2022. Cash held in foreign currencies represents balances in Canadian dollars and Mexican Pesos (“MXN”), with the $17.0 million increase in the first nine months of 2022 resulting from increases in CAD held following the Alexco acquisition. The value of non-current
marketable equity securities decreased by $1.1 million.

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash provided by operating activities (in millions)	$53.8	$167.0
Cash provided by operating activities in the first nine months of 2022 of $53.8 million represented a $113.2 million decrease compared to the $167.0 million provided by operating activities in the first nine months of 2021. $93.2 million of the variance was the result of a net loss compared to a net income in 2021, as adjusted for non-cash
items. Net working capital changes in 2022 resulted in an outflow of $11.0 million versus an inflow of $8.9 million in 2021 reflecting an increase in inventory balances in 2022 due to the deferral of a shipment from Greens Creek to the fourth quarter of 2022 and an inventory build at Lucky Friday, changes in fair value of the net hedge book and collections of accounts receivable balances.

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash used in investing activities (in millions)	$(127.7)	$(78.0)

During the first nine months of 2022, we invested $93.2 million in capital expenditures, excluding $9.7 million in non-cash
finance lease additions, an increase of $13.0 million compared to the same period in 2021. The variance was primarily due to increased spending at Lucky Friday and Greens Creek partially offset by lower spending at Casa Berardi. As a result of the Alexco acquisition, we assumed a cash balance of $9.0 million, net of transaction costs of $5.1 million having advanced $25.0 million to Alexco pre-acquisition,
to enable them to fund development of the Keno Hill mining district prior to the acquisition closing. During the first nine months of 2022, we acquired investments in other mining companies and short term investments for a total of $30.5 million, and disposed of the short-term investments and a mining company investment, generating total proceeds of $9.4 million.

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash provided by (used in) financing activities (in millions)	$9.5	$(27.4)
During the first nine months of 2022 and 2021, we paid cash dividends on our common and preferred stock totaling $10.5 million and $17.2 million, respectively. Due to lower realized silver prices during 2022 to date, the dividends paid on our common stock were $6.8 million lower than in the prior year, reflecting our dividend policy discussed above. We issued stock under our ATM program described above for net proceeds of $4.5 million in 2022. We made repayments on our finance leases of $5.2 million and $5.6 million in the nine-month periods ended September 30, 2022 and 2021, respectively. We acquired treasury shares for $3.7 million and $4.5 million in the first half of 2022 and 2021, respectively, as a result of employees’ elections to utilize net share settlement to satisfy their tax withholding obligations related to incentive compensation paid in stock.
The effect of changes in foreign exchange rates resulted in a $0.8 million decrease in cash and cash equivalents in the first nine months of 2022 compared to a decrease of $0.5 million of 2021, with the variance due to depreciation of the CAD and MXN relative to the USD in the 2022 period.
Contractual Obligations, Contingent Liabilities and Commitments
The table below presents our fixed,
non-cancelable
contractual obligations and commitments primarily related to our Senior Notes, IQ Notes, credit facility, outstanding purchase orders, certain capital expenditures and lease arrangements as of September 30, 2022 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$33,514	$—	$—	$—	$33,514
Credit facility (2)	25,722	1,447	583	—	27,752
Finance lease commitments (3)	9,296	10,985	2,017	—	22,298
Operating lease commitments (4)	3,101	2,630	2,039	5,878	13,648
Senior Notes (5)	34,438	68,876	68,876	487,914	660,104
IQ Notes (6)	2,293	39,257	—	—	41,550

Total contractual cash obligations	$108,364	$123,195	$73,515	$493,792	$798,866

(1)
Consists of open purchase orders and commitments of approximately $9.0 million at Greens Creek, $1.2 million at Casa Berardi, $20.4 million at Lucky Friday, $2.6 million at the Nevada Operations and $0.3 at Keno Hill.

(2)
The New Credit Agreement provides for a $150 million revolving credit facility, under which $25 million was drawn as of September 30, 2022 and repaid October 4, 2022. We had $7.8 million in letters of credit outstanding as of September 30, 2022. The amounts in the table above assume no additional amounts will be drawn in future periods, and include only the standby fee on the current undrawn balance. For more information on our credit facility, see
Note 7
of
Notes to Condensed Consolidated Financial Statements (Unaudited)
.

(3)
Includes scheduled finance lease payments of $14.2 million, $3.4 million, $1.4 million, $0.049 million (including interest) and $3.3 million, respectively, for equipment at our Greens Creek, Lucky Friday, Casa Berardi, Nevada Operations and Keno Hill.

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

(5)
On February 19, 2020, we completed an offering of $475 million in aggregate principal amount of our Senior Notes due February 15, 2028. The Senior Notes bear interest at a rate of 7.25% per year, with interest payable on February 15 and August 15 of each year. See
Note 7
of
Notes to Condensed Consolidated Financial Statements (Unaudited)
for more information.

(6)
On July 9, 2020, we entered into a note purchase agreement pursuant to which we issued our IQ Notes for CAD$50 million (approximately USD$36.8 million at the time of the transaction) in aggregate principal amount. The IQ Notes bear interest on amounts outstanding at a rate of 6.515% per year, payable on January 9 and July 9 of each year. See
Note 7
of
Notes to Condensed Consolidated Financial Statements (Unaudited)
for more information.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters. At September 30, 2022, our liabilities for these matters totaled $116.3 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see
Note 10
of
Notes to Condensed Consolidated Financial Statements (Unaudited)
.
Critical Accounting Estimates
There have been no significant changes to the critical accounting estimates disclosed in
Management’s Discussion and Analysis of Financial Condition and Results of Operations
in our 2021 Form
10-K.
Off-Balance
Sheet Arrangements
At September 30, 2022, we had no existing
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

•
Investments in subsidiaries
. The acquisition of a company results in an investment in debt or equity capital on the records of the parent company and a contribution to debt or equity capital on the records of the subsidiary. Such investments and capital contributions are eliminated in consolidation.

•
Capital contributions
. Certain of Hecla’s subsidiaries do not generate cash flow, either at all or that is sufficient to meet their capital needs, and their cash requirements are routinely met with inter-company advances from their parent companies. Generally on an annual basis, when not otherwise intended as debt, the boards of directors of such parent companies declare contributions of capital to their subsidiary companies, which increase the parents’ investment and the subsidiaries’ additional paid-in
capital. In consolidation, investments in subsidiaries and related additional paid-in
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

•
Dividends.
Certain of Hecla’s subsidiaries which generate cash flow routinely provide cash to their parent companies through inter-company transfers. On at least an annual basis, the boards of directors of such subsidiary companies declare dividends to their parent companies, which reduces the subsidiaries’ retained earnings and increases the parents’ dividend income. In consolidation, such activity is eliminated.

•
Deferred taxes
. Our ability to realize deferred tax assets and liabilities is considered for two consolidated tax groups of subsidiaries within the United States: The Nevada U.S. Group and the Hecla U.S. Group. Within each tax group, all subsidiaries’ estimated future taxable income contributes to the ability of their tax group to realize all such assets and liabilities. However, when Hecla’s subsidiaries are viewed independently, we use the separate return method to assess the realizability of each subsidiary’s deferred tax assets and whether a valuation allowance is required against such deferred tax assets. In some instances, a parent company or subsidiary may possess deferred tax assets whose realization depends on the future taxable incomes of other subsidiaries on a consolidated-return basis, but would not be considered realizable if such parent or subsidiary filed on a separate stand-alone basis. In such a situation, a valuation allowance is assessed on that subsidiary’s deferred tax assets, with the resulting adjustment reported in the eliminations column of the guarantor and parent’s financial statements, as is the case in the unaudited interim financial statements set forth below. The separate return method can result in significant eliminations of deferred tax assets and liabilities and related income tax provisions and benefits.
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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of September 30, 2022
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

	(in thousands)
Assets
Cash and cash equivalents	$100,333	$24,486	$19,850	$—	$144,669
Other current assets	11,939	118,657	8,655	—	139,251
Properties, plants, equipment and mineral interests, net	1,913	2,288,145	263,916		2,553,974
Intercompany receivable (payable)	(195,180)	(188,353)	321,214	62,319	—
Investments in subsidiaries	2,110,836	—	—	(2,110,836)	—
Other non-current assets	378,230	29,860	32,545	(343,900)	96,735

Total assets	$2,408,071	$2,272,795	$646,180	$(2,392,417)	$2,934,629

Liabilities and Stockholders’ Equity
Current liabilities	$(105,320)	$246,660	$12,561	$7,484	$161,385
Long-term debt	530,745	20,242	—	—	550,987
Non-current portion of accrued reclamation	—	99,888	5,829	—	105,717
Non-current deferred tax liability	22,098	408,148	13,043	(289,064)	154,225
Other non-current liabilities	5,780	1,076	691	—	7,547
Stockholders’ equity	1,954,768	1,496,781	614,056	(2,110,837)	1,954,768

Total liabilities and stockholders’ equity	$2,408,071	$2,272,795	$646,180	$(2,392,417)	$2,934,629

Unaudited Interim Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2022
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

	(in thousands)
Revenues	$1,640	$144,634	$65	$—	$146,339
Cost of sales	204	(105,031)	(73)	—	(104,900)
Depreciation, depletion, amortization	—	(32,992)	—	—	(32,992)
General and administrative	(3,792)	(5,664)	(1,547)	—	(11,003)
Exploration and pre-development	(292)	(13,143)	(1,693)	—	(15,128)
Equity in earnings of subsidiaries	2,871	—	—	(2,871)	—
Other (expense) income	(32,300)	12,289	(4,398)	9,040	(15,369)

Income (loss) before income taxes	(31,669)	93	(7,646)	6,169	(33,053)
(Provision) benefit from income taxes	8,142	10,424	—	(9,039)	9,527

Net income (loss)	(23,527)	10,517	(7,646)	(2,870)	(23,526)
Preferred stock dividends	(138)	—	—	—	(138)

Income (loss) applicable to common stockholders	$(23,665)	$10,517	$(7,646)	$(2,870)	$(23,664)

Net income (loss)	(23,527)	10,517	(7,646)	(2,870)	(23,526)
Changes in comprehensive income (loss)	(12,692)	—	—	—	(12,692)

Comprehensive income (loss)	$(36,219)	$10,517	$(7,646)	$(2,870)	$(36,218)

	Nine Months Ended September 30, 2022
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

	(in thousands)
Revenues	$8,193	$515,822	$65	$—	$524,080
Cost of sales	2,000	(328,506)	(73)	—	(326,579)
Depreciation, depletion, amortization	—	(106,362)	—	—	(106,362)
General and administrative	(12,682)	(14,464)	(1,843)	—	(28,989)
Exploration and pre-development	(586)	(32,489)	(6,061)	—	(39,136)
Equity in earnings of subsidiaries	(5,476)	—	—	5,476	—
Other expense	(25,483)	(13,577)	(11,653)	(8,839)	(59,552)

Income (loss) before income taxes	(34,034)	20,424	(19,565)	(3,363)	(36,538)
(Provision) benefit from income taxes	1,137	(6,345)	11	8,839	3,642

Net income (loss)	(32,897)	14,079	(19,554)	5,476	(32,896)
Preferred stock dividends	(414)	—	—	—	(414)

Income (loss) applicable to common stockholders	$(33,311)	$14,079	$(19,554)	$5,476	$(33,310)

Net income (loss)	(32,897)	14,079	(19,554)	5,476	(32,896)
Changes in comprehensive income (loss)	19,491	—	—	—	19,491

Comprehensive income (loss)	$(13,406)	$14,079	$(19,554)	$5,476	$(13,405)

Unaudited Interim Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2022
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

	(in thousands)
Cash flows from operating activities	$287,919	$145,834	$(153,190)	$(226,793)	$53,770
Cash flows from investing activities:
Additions to properties, plants, and equipment	—	(90,138)	(3,099)	—	(93,237)
Acquisition, net	8,952		—		8,952
Other investing activities, net	(573,131)	(1,880)	(16,525)	548,130	(43,406)
Cash flows from financing activities:
Dividends paid to stockholders	(10,549)	—	—	—	(10,549)
Issuance of debt	25,000	—	—		25,000
Payments on debt	—	(5,222)	—	—	(5,222)
Other financing activity	187,036	(37,653)	172,302	(321,337)	348
Effect of exchange rate changes on cash	—	548	(256)	—	(804)

Changes in cash, cash equivalents and restricted cash	(74,773)	10,393	(768)		(65,148)
Beginning cash, cash equivalents and restricted cash	175,108	15,135	20,820	—	211,063

Ending cash, cash equivalents and restricted cash	$100,335	$25,528	$20,052	$—	$145,915

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our exposure to market risks and risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at September 30, 2022, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial
or
non-quantifiable
(See
Item 1A. – Risk Factors
of our 2021 Form
10-K),
as updated in
Part II. Item 1A – Risk Factors
in our Quarterly Report on Form
10-Q
for the quarter ended June 30, 2022.
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
A substantial or extended decline in metals prices would have a material adverse effect on us in our 2021 Form
10-K). At
September 30, 2022, metals contained in concentrate sales and exposed to future price changes totaled 2.235 million ounces of silver, 1,840 ounces of gold, 8,500 tons of zinc, and 6,800 tons of lead. If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $8.2 million. As discussed in
Note 8
of
Notes to Condensed Consolidated Financial Statements (Unaudited)
, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market
financially-settled forward contracts for our silver, gold, zinc and lead sales.

Commodity-Price Risk Management
See
Note 8
of
Notes to Condensed Consolidated Financial Statements (Unaudited)
and
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
in our 2021 Form
10-K
for a description of our commodity-price risk management program.
Foreign Currency Risk Management
We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the USD and the CAD and MXN, respectively. We have determined the functional currency for our Canadian and Mexican operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement
of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period. For the three and nine months ended September 30, 2022 we recognized a net foreign exchange gain of $5.7 million and $8.1 million respectively, compared to $4.0 million and $0.02 million, respectively for the comparable periods in 2021. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at September 30, 2022 would have resulted in a change of approximately $7.2 million in our net foreign exchange gain or loss. A 10% change in the exchange rate between the USD and MXN from the rate at September 30, 2022 would have resulted in a change of approximately $0.027 million in our net foreign exchange gain or loss. We do not hedge the remeasurement of monetary assets and liabilities. We do hedge some of our operating and capital costs denominated in foreign currency.
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
and
15d-15(e)
as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of September 30, 2022, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Notes to Condensed Consolidated Financial Statements (Unaudited)
, which is incorporated by reference into this Item 1.

Item 1A.	Risk Factors
Item 1A. – Risk Factors
of our 2021 Form
10-K
and Item 1A. – Risk Factors of Part II of our Quarterly Report on Form
10-Q
for our fiscal quarter ended June 30, 2022 set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.

Item 4.	Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation
S-K
is included in exhibit 95 to this Quarterly Report.
Item 6.    Exhibits

Hecla Mining Company and Wholly Owned Subsidiaries Form 10-Q – September 30, 2022 Index to Exhibits

2.1(a)	Arrangement Agreement dated as of July 4, 2022, by and among Hecla Mining Company, Hecla Canada Ltd., 1080980 B.C. Ltd. And Alexco Resource Corp. Filed as exhibit 2.1 to our Current Report on Form 8-K filed on July 5, 2022 (File No. 1-8491) and incorporated herein by reference.

10.1	Assignment and Amendment Agreement dated as of July 25, 2022, among Hecla Mining Company, Alexco Resource Corp., and 1080980 B.C. Ltd. Filed as exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 1-8491) and incorporated herein by reference.

10.2	Credit Agreement dated as of July 21, 2022, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company, and Hecla Juneau Mining Company, as the Borrowers, Bank of America, N.A., as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.1 to our Current Report on Form 8-K on July 21, 2022 (File No. 1-8491) and incorporated herein by reference.

10.3	Stream Termination Agreement dated as of July 4, 2022, by and between Hecla Mining Company and Wheaton Precious Metals Corp. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. *

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. **

101.SCH	Inline XBRL Taxonomy Extension Schema.**

101.CAL	Inline XBRL Taxonomy Extension Calculation.**

101.DEF	Inline XBRL Taxonomy Extension Definition.**

101.LAB	Inline XBRL Taxonomy Extension Labels.**

101.PRE	Inline XBRL Taxonomy Extension Presentation.**

104	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

HECLA MINING COMPANY (Registrant)

Date:	November 9, 2022	By:	/s/ Phillips S. Baker, Jr.

Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	November 9, 2022	By:	/s/ Russell D. Lawlar

Russell D. Lawlar, Senior Vice President,
Chief Financial Officer