Form 10-K
period 2022-12-31
HECLA MINING CO/DE/
filed 2023-02-17
CIK 719413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

Form 10-K

____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No __

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No __

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates was $2,082,858,911 as of June 30, 2022. There were 548,037,253 shares of the registrant’s Common Stock outstanding as of June 30, 2022, and 607,822,079 shares outstanding as of February 10, 2023.

Documents incorporated by reference herein:

To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2023 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the registrant’s 2022 fiscal year, is incorporated herein by reference. See Part III.

TABLE OF CONTENTS

Special Note on Forward-Looking Statements	1
Risk Factors Summary	2
PART I	4
Item 1. Business	4
Introduction	4
Products and Segments	5
Governmental Regulation	6
Physical Assets	7
Human Capital Management	7
Available Information	9
Item 1A. Risk Factors	9
Item 1B. Unresolved Staff Comments	32
Item 2. Properties	32
Summary	33
Greens Creek	39
Lucky Friday	44
Casa Berardi	47
Internal Controls	50
Item 3. Legal Proceedings	51
Item 4. Mine Safety Disclosures	51
PART II	52
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	52
Item 6. Reserved	54
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	55
Overview	55
Results of Operations	57
Greens Creek	61
Lucky Friday	63
Casa Berardi	65
Nevada Operations	67
Corporate Matters	67
Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)	68
Financial Liquidity and Capital Resources	74
Contractual Obligations and Contingent Liabilities and Commitments	77
Critical Accounting Estimates	78
New Accounting Pronouncements	80
Guarantor Subsidiaries	81
Forward-Looking Statements	83

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

•
An extended decline in metals prices, an increase in operating or capital costs or treatment charges, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations.

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

•
Our operations are subject to a range of risks related to climate change and transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy

•
Mining accidents or other adverse events at an operation could decrease our anticipated production or otherwise adversely affect our operations. Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

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

•
We face inherent risks in acquisitions of other mining companies or properties that may adversely impact our growth strategy. The properties we may acquire, including our recent acquisition of Keno Hill, may not produce as expected, and we may be unable to accurately determine reserve potential or identify associated liabilities. We may be unable to successfully integrate the operations of the properties we acquire, including Keno Hill. We may not realize all of the anticipated benefits from our acquisitions, including our recent acquisition of Alexco Resource Corp ("Alexco").

•
Issues we have faced at certain segments could require us to write-down the associated long-lived assets. We could face similar issues at our other operations.

•
We face risks relating to transporting our products from our mines, as well as transporting employees and materials at our Greens Creek, Casa Berardi and Keno Hill sites.

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

•
We are currently involved in ongoing legal disputes. Legal challenges could prevent our projects in Montana from ever being developed. The titles to some of our properties may be defective or challenged.

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

PART I

Item 1. Business

For information regarding the organization of our business segments and our significant customers, see Note 3 of Notes to Consolidated Financial Statements.

Information set forth in Items 1A and 2 below are incorporated by reference into this Item 1.

Introduction

Hecla Mining Company and its subsidiaries have provided precious and base metals to the U.S. and the world since 1891 (in this report, “we” or “our” or “us” refers to Hecla Mining Company and our affiliates and subsidiaries, unless the context requires otherwise). We discover, acquire and develop mines and other mineral interests and produce and market (i) concentrates containing silver, gold, lead and zinc, (ii) carbon material containing silver and gold, and (iii) unrefined doré containing silver and gold. In doing so, we intend to manage our business activities in a safe, environmentally responsible and cost-effective manner.

The silver, zinc and precious metals concentrates and carbon material we produce are sold to custom smelters, metal traders and third-party processors, and the unrefined doré we produce is sold to refiners or further refined before sale of the metals to traders. We are organized and managed in five segments that encompass our operating mines and significant assets being Greens Creek, Lucky Friday, Keno Hill, Casa Berardi and the Nevada Operations.

Our current business strategy is to focus our financial and human capital in the following areas:

•
Developing the recently acquired Keno Hill properties located in the Yukon Territory, Canada

•
Rapidly responding to the threats from the COVID-19 pandemic to protect our workforce, operations and communities while maintaining liquidity.

•
Operating our properties safely, in an environmentally responsible, and cost-effective manner.

•
Maintaining and investing in exploration and pre-development projects in the vicinities of mining districts and projects we believe to be under-explored and under-invested: Greens Creek on Alaska's Admiralty Island located near Juneau; North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; the silver-producing district near Durango, Mexico; in the vicinity of our Casa Berardi mine and the Heva-Hosco project in the Abitibi region of northwestern Quebec, Canada; our projects in the Keno Hill mining district in the Yukon Territory, Canada; our projects located in three districts in Nevada; northwestern Montana; the Creede district of southwestern Colorado; the Kinskuch project in British Columbia, Canada; and the Republic mining district in Washington state.

•
Improving operations at each of our mines, which includes incurring costs for new technologies and equipment.

•
Expanding our proven and probable reserves, minerals resources and production capacity at our properties.

•
Conducting our business with financial stewardship to preserve our financial position in varying metals price and operational environments.

•
Advancing permitting at our Montana exploration project.

•
Continuing to seek opportunities to acquire and invest in mining and exploration properties and companies.

Metals Prices

Our operating results are substantially dependent upon the prices of silver, gold, lead and zinc, which can fluctuate widely. The volatility of such prices is illustrated in the following table, which sets forth our average realized prices and the high, low and average daily closing market prices for silver, gold, lead and zinc over the last three years. The sources for the market prices are the London Market Fixing prices from the London Bullion Market Association for silver and gold and the Cash Official prices from the London Metals Exchange for lead and zinc.

	2022	2021	2020
Silver (per oz.):
Realized average	$21.53	$25.24	$21.15
Market average	$21.75	$25.17	$20.51
Market high	$26.36	$28.48	$28.89
Market low	$17.81	$21.53	$12.01
Gold (per oz.):
Realized average	$1,803	$1,796	$1,757
Market average	$1,801	$1,800	$1,770
Market high	$2,053	$1,940	$2,067
Market low	$1,622	$1,684	$1,474
Lead (per lb.):
Realized average	$1.01	$1.03	$0.84
Market average	$0.98	$1.00	$0.83
Market high	$1.15	$1.14	$0.96
Market low	$0.80	$0.86	$0.72
Zinc (per lb.):
Realized average	$1.41	$1.44	$1.03
Market average	$1.58	$1.36	$1.03
Market high	$2.05	$1.73	$1.29
Market low	$1.23	$1.15	$0.80

The prices of silver, gold, lead and zinc are affected by numerous factors beyond our control. See Item 1A. Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us for information on a number of the factors that can impact prices of the metals we produce. Our 2022 realized average prices for all metals we sell, were lower compared to 2021 except for gold. In 2021, the realized average prices for all metals we sold were higher compared to 2020. We are unable to predict fluctuations in prices for metals and have limited control over the timing of our concentrate shipments which impacts our realized prices. However, we utilize financially-settled forward contracts for the metals we produce with the objective of managing the exposure to changes in prices of those metals contained in our concentrate shipments between the time of sale and final settlement. In addition, at times we utilize a similar program to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments. See Note 9 of Notes to Consolidated Financial Statements for more information on our base and precious metal forward contract programs.

A comprehensive discussion of our financial results for the years ended December 31, 2022, 2021 and 2020, individual operation performance and other significant items can be found in Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

Products and Segments

Our segments are differentiated by geographic region. We produce zinc, silver and precious metals flotation concentrates at Greens Creek and silver and zinc flotation concentrates at Lucky Friday, each of which we sell to custom smelters and metal traders. The flotation concentrates produced at Greens Creek and Lucky Friday contain payable silver, zinc and lead, and at Greens Creek they also contain payable gold. At Greens Creek, we also produce gravity concentrate containing payable silver, gold and lead. Unrefined bullion (doré) is produced from the gravity concentrate by a third-party processor, and shipped to a refiner before sale of the metals to precious metal traders. We expect that Keno Hill, when in production will produce silver and zinc flotation concentrates. We also produce unrefined gold and silver bullion bars (doré) and loaded carbon and precipitates at Casa Berardi, which are shipped to refiners before sale of the metals to precious metal traders. At times, we sell loaded carbon and precipitates directly to refiners. Payable metals are those included in our products which we are paid for by smelters, metal traders and refiners. Our segments as of December 31, 2022 included:

•
Greens Creek located on Admiralty Island, near Juneau, Alaska. Greens Creek is 100% owned and has been in production since 1989.

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

•
Keno Hill located in the Keno Hill Silver District in Canada's Yukon Territory. Keno Hill is 100% owned and was acquired as part of our acquisition of Alexco on September 7, 2022. We are currently developing Keno Hill and anticipate it being in production in the third quarter of 2023.

•
Casa Berardi located in the Abitibi region of northwestern Quebec, Canada. Casa Berardi is 100% owned and has been in production since late 2006.

•
The Nevada Operations located in northern Nevada. Nevada Operations is 100% owned and consists of four land packages in northern Nevada totaling approximately 110 square miles and containing four previously-operating mines with a history of high-grade gold production: Fire Creek, Hollister, Midas and Aurora. As discussed in Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Nevada Operations, in the second quarter of 2019, we ceased development to access new production areas at our Nevada Operations until completion of studies and test work, including the results of the mining and processing of a bulk sample of refractory ore through a third party ore processing agreement in the first nine months of 2021, resulting in, among other changes, suspension of production in the second half of 2021. During the second half of 2022, we mined remnant refractory underground ore.

San Sebastian in Mexico was also considered a segment prior to 2021. Production ceased in the fourth quarter of 2020, and exploration activities are currently ongoing. San Sebastian's activity for all periods presented in this Annual Report on Form 10-K is included in "other".

The contributions to our consolidated sales by our significant operations in 2022 were 46.6% from Greens Creek, 32.7% from Casa Berardi and 20.6% from Lucky Friday.

Governmental Regulation

The following is a summary of governmental regulation compliance areas which we believe are significant to our business and may have a material effect on our consolidated financial statements, earnings and/or competitive position.

Health and Safety

We are subject to the regulations of the Mine Safety and Health Administration (“MSHA”) in the United States, the Commission of Labor Standards, Pay Equity and Occupational Health and Safety in Quebec, Workers' Safety and Compensation Board in the Yukon and the Mexico Ministry of Economy and Mining, and work with these agencies to address issues outlined in any investigations and inspections and continue to evaluate our safety practices. We strive to achieve excellent mine safety and health performance, and attempt to implement reasonable best practices with respect to mine safety and emergency preparedness. Achieving and maintaining compliance with regulations will be challenging and may increase our operating costs. See Human Capital - Health and Safety below and Item 1A. Risk Factors – We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law.

Environmental

Our operations are subject to various environmental laws and regulations at the federal and state/provincial level. Compliance with environmental regulations, and litigation based on environmental laws and regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities. Mine closure and reclamation regulations impose substantial costs on our operations and include requirements that we provide financial assurance supporting those obligations. We currently have $192.7 million of financial assurances, primarily in the form of surety bonds, for reclamation company-wide. We anticipate approximately $12 million in expenditures in 2023 for environmental permit compliance and idle property management. We also plan to invest approximately $2 million for on-going reclamation works at the former Troy Mine in Montana. The projected remaining cost for reclamation at the site is included in our accrued reclamation and closure costs liability. See Item 1A. Risk Factors – We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law; Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations; Compliance with environmental regulations, and litigation based on such regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities; Our environmental and asset retirement obligations may exceed the provisions we have made; and New federal and state laws, regulations and initiatives could impact our operations.

Licenses, Permits and Claims/Concessions

We are required to obtain various licenses and permits to operate our mines and conduct exploration and reclamation activities. See Item 1A. Risk Factors – We are required to obtain governmental permits and other approvals in order to conduct mining operations. We can only engage in exploration at our San Sebastian (Mexico), Hatter Graben (Nevada) and Montanore (Montana) projects if we are successful in obtaining necessary permits. Similarly, mining at our planned open pits at Casa Berardi requires permits we don't yet have. And in February 2022, we submitted letters to the United States Forest Service ("USFS") withdrawing from its consideration the former Plan of Operations for each of the Rock Creek and Montanore projects in Montana. A new Plan of Operations for the Montanore site limited to underground exploration and evaluation activities only was submitted to the USFS and accepted for review in April 2022. These actions reflect our consolidated ownership of Montanore and Rock Creek and new ideas that we bring rather than the separate ownership and ineffective strategies of Rock Creek and Montanore’s prior owners. Upon successful completion of the Environmental Assessment process under the National Environmental Policy Act (“NEPA”), and if subsequent data collection and analysis activities suggest development of a mine is feasible, then it is anticipated that a new Plan of Operations for the construction and development of a mine at the Montanore site would be submitted for approval. While no activities beyond care and maintenance are currently proposed for Rock Creek, mineral and other property rights there should not be impacted by our current focus on evaluation of the Montanore site. See Item 1A. Risk Factors – We are required to obtain governmental permits and other approvals in order to conduct mining operations and Legal challenges could prevent our projects in Montana from ever being developed. In addition, our operations and exploration activities at Casa Berardi and San Sebastian are conducted pursuant to claims or concessions granted by the host government, and otherwise are subject to claims renewal and minimum work commitment requirements, which are subject to certain political risks associated with foreign operations. See Item 1A. Risk Factors – Our foreign activities are subject to additional inherent risks.

Taxes and Royalties

We are subject to various taxes and government royalties in the jurisdictions where we operate, including those specific to mining activities. These include: federal income taxes; state/provincial income taxes; county/city and bureau property taxes and sales and use tax in the U.S.; goods and services tax in Canada; value added tax in Mexico; mining-specific taxes in Alaska, Idaho, Nevada Quebec and the Yukon; and mining royalties in Alaska, Nevada and Mexico. Accrual and payment of taxes and accounting for deferred taxes can involve significant estimates and assumptions and can have a material impact on our consolidated financial statements. Tax rates and the calculations of taxes can change significantly and are influenced by changes in political administrations and other factors. See Item 1A. Risk Factors – Our accounting and other estimates may be imprecise; Our ability to recognize the benefits of deferred tax assets related to net operating loss carryforwards and other items is dependent on future cash flows and taxable income; Our foreign activities are subject to additional inherent risks; and We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law. Also, see Note 6 of Notes to Consolidated Financial Statements for more information on income and mining taxes.

Physical Assets

Our business is capital intensive and requires ongoing capital investment for the replacement, modernization and expansion of equipment and facilities and to develop new mineral reserves. At December 31, 2022, the book value of our properties, plants, equipment and mineral interests, net of accumulated depreciation, was approximately $2.6 billion. For more information see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. We maintain insurance policies against property loss and business interruption. However, such insurance contains exclusions and limitations on coverage, and there can be no assurance that claims would be paid under such insurance policies in connection with a particular event. See Item 1A. Risk Factors – Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Human Capital

As of December 31, 2022, we employed approximately 1,850, of which approximately 950 were employed in the United States, 850 in Canada, and 30 in Mexico. The vast majority of our employees are full-time. Approximately 15% of our employees were covered by a collective bargaining agreement.

The attraction, development and retention of people is critical to delivering our business strategy. Key areas of focus for us include:

Health and Safety

The safety and health of our employees is of paramount importance. Our goal is to achieve world-class safety and health performance by promoting a deeply rooted value-based culture of safety and utilizing technology and innovation to continually improve the safety at our operations. We know that employees' and contractors' safety awareness is fundamental to making our workplace as safe as possible. Therefore, we invest in training and workforce development programs that focus on safety first. All employees receive training that complies with or exceeds the applicable safety and health regulations as set by the governing body in the jurisdiction in which each operation is located. As part of our commitment to safety, we track a variety of safety performance indicators, including injuries, near misses, observations, and equipment damages. Our goal is to reduce safety incidents. Our All Injury Frequency Rate (“AIFR”) is calculated as the number of incidents in the period multiplied by 200,000 hours and divided by the number of hours worked in the period. Company-wide, our AIFR dropped by 77% from 2014 to 2022, which was the lowest in our company's history.

During fiscal year 2020, we launched a proactive response to the escalating COVID-19 outbreak and temporarily suspended operations at our Casa Berardi mine, starting at the end of March, and at our San Sebastian mine, in early April, due to government mandated closures. Those sites returned to full operations in mid-April and early-May, respectively. To mitigate the impact of COVID-19, we have taken precautionary measures, including implementing very detailed corporate and site-specific plans in February and early March 2020. Our plans included being flexible and quickly adapting to changing circumstances and government mandates. Even before mining was deemed an essential industry in the United States, we implemented procedures and policies to help keep our workers safe and ensure our supply chain, such as limiting site access, adopting social distancing, enhanced cleaning practices, implementing temperature testing, and quarantining protocols. We also commenced remote work protocols for those employees who wished to work remotely and could effectively do so. We took these actions to secure the safety of our employees, our vendors, and the communities in which our team members live and work, and to adhere to Centers for Disease Control recommendations. During 2022, we reduced activities under our COVID-19 mitigation plans.

Compensation and Benefits

We are among the largest private-sector employers in the communities in which we operate providing a compensation and benefits package that attracts, motivates, and retains employees. In addition to competitive base wages and incentive compensation, we offer retirement benefits, health insurance plans and paid time off.

Retention and Employee Development

We are committed to hiring talented people, developing effective leaders, providing an inclusive workplace and retaining a large portion of the workforce for long periods of time. The mining workforce of the future, like all industries, will see a continual change in the jobs and skill sets required as we adopt new technologies and make our workplace safer and more efficient. We are also committed to helping employees update their skills. For example, in conjunction with a trade school in Val-d’Or, Quebec, the leadership at our Casa Berardi mine has developed a customized training program for new and existing supervisors to develop their skills in the areas of leadership, communications, roles and responsibilities, and health and safety. In addition, we have long supported the Pathways to Mining Careers program, a career training partnership with the University of Alaska Southeast in Juneau. We also offer a reimbursement program to assist with educational expenses for employees who are interested in furthering their education. Advanced education can improve job performance and increase advancement opportunities for the employee, while providing flexibility to our company by increasing the employee’s knowledge base and skill set.

Annual employee surveys are conducted to gauge employee concerns and morale. The results of the surveys, and any responsive measures, are shared with our board of directors. Strategic talent reviews and succession planning reviews are conducted periodically across all business areas, and our training programs are adapted accordingly. The Chief Executive Officer (“CEO”), senior level company leadership and board of directors periodically review Hecla's top talent. Creating more opportunities for women and indigenous people, are among our priorities for employee development. We also strive to maintain an inclusive workplace, and provide periodic training to employees to help meet that goal. Our employees are required to abide by our Code of Conduct, which is provided to employees upon being hired and annually, and is available on our website, to promote the conduct of our business in a consistently legal and ethical manner. Among other provisions, the Code of Conduct reflects that it is our policy and practice not to discriminate against any employee because of race, color, religion, national origin, sex, sexual orientation, gender identity or expression, age, or physical or other disability. We expect our leaders to set the example by being positive role models and good mentors for our employees.

Our Senior Vice President - Chief Administrative Officer, responsible for human resources is an executive-level position to reflect the priority we place on our human capital to meet our business strategy.

Available Information

Hecla Mining Company is a Delaware corporation. Our current holding company structure dates from the incorporation of Hecla Mining Company in 2006 and the renaming of our subsidiary (previously Hecla Mining Company) as Hecla Limited. Our principal executive offices are located at 6500 N. Mineral Drive, Suite 200, Coeur d’Alene, Idaho 83815-9408. Our telephone number is (208) 769-4100. Our web site address is www.hecla.com. We file our annual, quarterly and current reports and any amendments to these reports with the SEC, copies of which are available on our website or from the SEC free of charge (www.sec.gov or 800-SEC-0330). Our restated certificate of incorporation, bylaws, charters of our audit, compensation, and governance and social responsibility committees, as well as our Code of Ethics for the Chief Executive Officer and Senior Financial Officers and our Code of Conduct, are also available on our website. In addition, any amendments to our Code of Ethics or waivers granted to our directors and executive officers will be posted on our website. Each of these documents may be periodically revised, so you are encouraged to visit our website for any updated terms. We will provide copies of these materials to stockholders upon request using the above-listed contact information, directed to the attention of Investor Relations, or via e-mail request sent to hmc-info@hecla.com.

We routinely post important information for on our web site, www.hecla.com, in the “Investors” section. We also may use our web site as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investors section of our web site, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. The information contained on, or that may be accessed through, our web site is not incorporated by reference into, and is not a part of, this document.

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

These factors are largely beyond our control and are difficult to predict. If the market prices for these metals fall below our production or development costs for a sustained period of time, we will experience losses and may have to discontinue exploration, development or operations, or incur asset write-downs at one or more of our properties. See Item 1. Business - Introduction for information on the average, high, and low daily closing prices for silver, gold, lead and zinc for the last three years. On February 10, 2023, the closing prices for silver, gold, lead and zinc were $21.98 per ounce, $1,865.50 per ounce, $0.95 per pound and $1.41 per pound, respectively.

An extended decline in metals prices; an increase in operating or capital costs or treatment charges, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations.

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

We determined no impairments were required for triggering events identified during 2022. For more discussion, see the below risk factors, “We may not realize all of the anticipated benefits from our acquisitions, including our recent acquisition of Alexco " and “Issues we have faced at certain segments could require us to write-down the associated long-lived assets. We could face similar issues at our other operations. Such write-downs may adversely affect our results of operations and financial condition.” If the prices of silver, gold, zinc and lead decline for an extended period of time, if we fail to control production or capital costs, if regulatory issues increase costs or decrease production, or if we do not realize the mineable mineral reserves, resources or exploration targets at our mining properties, we may be required to recognize asset write-downs in the future. In addition, the perceived market value of the resources and exploration targets of our properties is dependent upon prevailing metals prices as well as our ability to discover economic ore. A decline in metals prices for an extended period of time or our inability to convert resources or exploration targets to reserves could significantly reduce our estimates of the value of the resources or exploration targets at our properties and result in asset write-downs.

We have a substantial amount of debt that could impair our financial health and prevent us from fulfilling our obligations under our existing and future indebtedness.

As of December 31, 2022, we had total indebtedness of approximately $527.2 million, primarily in the form of our Senior Notes. Our level of debt and our debt service obligations may have adverse effects on our business, financial condition, cash flows or results of operations, including:

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

We and our subsidiaries may incur substantial additional indebtedness in the future. Although the indenture governing our Senior Notes contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of additional indebtedness that could be incurred in compliance with these restrictions could be substantial. In July 2022, we entered into our $150 million senior credit facility (with the option to increase to $225 million). Like the indenture, the credit agreement governing the revolving credit facility also has restrictions on the incurrence of additional indebtedness but with a number of significant qualifications and exceptions. If new debt is added to our and our subsidiaries’ existing debt levels, the risks associated with such debt that we currently face would increase. In addition, the indenture governing the Senior Notes does not prevent us from incurring additional indebtedness under the indenture.

We have had losses that could reoccur in the future.

We have experienced volatility in our net income (loss) reported in the last three years, as shown in our Consolidated Statement of Operations and Comprehensive (Income) Loss, including net loss of $37.3 million in 2022, net income of $35.1 million in 2021 and net loss of $9.5 million in 2020. A comparison of operating results over the past three years can be found in Results of Operations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Many of the factors affecting our operating results are beyond our control, including, but not limited to, the volatility of metals prices; smelter terms; rock and soil conditions; seismic events; cybersecurity attacks; availability of hydroelectric power; diesel fuel prices; interest rates; foreign exchange rates; global or regional political or economic policies; inflation; availability and cost of labor; economic developments and crises; governmental regulations; continuity of orebodies; ore grades; recoveries; performance of equipment; price speculation by certain investors; and purchases and sales by central banks and other holders and producers of gold and silver in response to these factors. We cannot assure you that we will not experience net losses in the future.

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

See Note 9 of Notes to Consolidated Financial Statements for more information on these forward contract programs.

Our ability to recognize the benefits of deferred tax assets related to net operating loss carryforwards and other items is dependent on future cash flows and taxable income.

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Otherwise, a valuation allowance is applied against deferred tax assets, reducing the value of such assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted income from operations and the application of existing tax laws in each jurisdiction. Metals price, reserve, production and cost estimates are key components to determine the expected future benefit of our deferred tax assets. To the extent that future taxable income differs significantly from estimates as a result of a decline in metals prices or other factors, our ability to realize the deferred tax assets could be impacted. Additionally, significant future issuances of common stock or common stock equivalents, or changes in the direct or indirect ownership of our common stock or common stock equivalents, could limit our ability to utilize our net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. Future changes in tax law or changes in ownership structure could limit our ability to utilize our recorded tax assets. We determined as of December 31, 2021, that we expect to realize an additional $58.4 million of the Hecla U.S. tax group deferred tax assets and released the valuation allowance by a corresponding amount, reflecting our current expectations. We currently do not have valuation allowances for certain amounts related to the Nevada U.S. tax group and certain foreign deferred tax assets, and our deferred tax assets as of December 31, 2022 were $331.8 million, net of $72.9 million in valuation allowances. See Note 6 of Notes to Consolidated Financial Statements for further discussion of our deferred tax assets.

Returns for investments in pension plans and pension plan funding requirements are uncertain.

We maintain defined benefit pension plans for most U.S. employees, which provide for defined benefit payments after retirement for those employees. Canadian and Mexican employees participate in public retirement systems for those countries and are not eligible to participate in the defined benefit pension plans that we maintain for U.S. employees. The ability of the pension plans maintained for U.S. employees to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. In addition, we have a supplemental excess retirement plan which was funded as of December 31, 2022. A sustained period of low returns or losses on investments, or future benefit obligations that exceed our estimates, could require us to fund the pension plans to a greater extent than anticipated. See Note 5 of Notes to Consolidated Financial Statements for more information on our pension plans.

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

For example, the ongoing COVID-19 pandemic has impacted our operations and financial results over the last three years. Restrictions imposed by governments in Alaska, Quebec and Mexico have caused us to temporarily suspend operations and/or revise operating procedures. These restrictions caused us to incur costs of approximately $5.8 million in 2020, $4.3 million in 2021 and $0.5 million in 2022. In addition, silver production at Greens Creek in the third quarter of 2021 was 30% lower than in the third quarter of 2020 due to reduced ore grades as a result of mine sequencing, which was impacted by manpower challenges due to COVID-19 and increased competition for labor. At the Lucky Friday and Nevada Operations, COVID-19 procedures have been implemented without a significant impact on production or operating or suspension costs or production. Although COVID-19 impacts on our operations and financial results have not yet been material, it is possible they may become so in the near future, including if we are forced to continue with existing or adopt new restrictions on operations and if those restrictions continue longer than anticipated or become broader.

The additional protocols implemented at our mine sites and other restrictions in response to the pandemic have limited the access of our contractors, consultants and other third-party service providers to our operations. As a result, less exploration and definition drilling occurred at some of our operations and exploration properties in 2020 which in turn limited reserve and resource conversion in 2020; however, drilling increased and our reserve and resource conversion improved in 2021. During 2022, exploration and definition drilling activity returned to pre-pandemic levels, however third party assay laboratories struggle to process assays in a timely manner.

We continue to monitor the situation and guidance from federal, state, local and foreign governments and public health authorities and may take additional actions based on their recommendations. The extent of the impact of COVID-19 and any subsequent variants on our business and financial results will also depend on future developments, including the duration and spread of the outbreak within the markets in which we operate and the related impact on prices, demand, creditworthiness and other market conditions and governmental reactions, all of which are highly uncertain.

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

Our operations are subject to a range of risks related to climate change and transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy.

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

•
Reduced freshwater availability due to potential drought conditions;

•
Damage to roads and other infrastructure at our sites due to extreme weather events including intense rainfalls and related events such as landslides; and

•
Unpermitted or otherwise non-compliant discharge of wastewater due to an increased frequency of extreme weather events exceeding the design capacity of existing tailings storage facilities and other stormwater management infrastructure.

Such events can temporarily slow or halt operations due to physical damage to assets, reduced worker productivity for safety protocols on site related to extreme weather events, worker aviation and bus transport to or from the site, and local or global supply route disruptions that may limit transport of essential materials and supplies. Additional financial impacts could include increased capital or operating costs to increase water storage and treatment capacity, obtain or develop maintenance and monitoring technologies, increase resiliency of facilities and establish supplier climate resiliency and contingency plans. The occurrence of weather and climate events have in the past and could in the future cause us to incur unplanned costs, which may be material, to address or prevent resulting damage.

In addition, we have identified opportunities and potential risks for Hecla as we shift toward a low-carbon economy. Technologies that support decarbonization include renewable energy sources, electric vehicles, and energy storage, all of which require the metals we produce. However, renewable energies currently may not have the same reliability as conventional energy sources. Thus, as we transition toward renewable energy sources, we could experience a possible curtailment of our energy supply, and these new energy sources may cost more in the future than our current supplies, which could negatively our impact financial performance. Further, transitioning to a lower-carbon economy will require significant investment and may entail extensive policy, legal, technology, and market changes to address mitigation and adaptation requirements related to climate change. Depending on the nature, speed, focus and jurisdiction of these changes, transition risks may pose varying levels of financial and reputational risk to our business.

Policy and regulatory risk related to actual and proposed changes in climate- and water-related laws, regulations and taxes developed to regulate the transition to a low-carbon economy may result in increased costs for our operations, our smelters and refiners and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Regulatory uncertainty may incur higher costs and lower economic returns than originally estimated for new development projects and operations, including closure reclamation obligations.

The development and deployment of technological improvements or innovations will be required to support the transition to a low-carbon economy, which could result in write-offs and early retirement of existing assets, increased costs to adopt and deploy new practices and processing including planning and design for mines, development of alternative power sources, site level efficiencies and other capital investments.

A failure to meet our climate strategy commitments and/or societal or investor expectations could also result in damage to our reputation, decreased investor confidence and challenges in maintaining positive community relations, which can pose additional obstacles to our ability to conduct our operations and develop our projects, which may result in a material adverse impact on our business, financial position, results of operations and growth prospects.

Mining accidents or other adverse events at an operation could decrease our anticipated production or otherwise adversely affect our operations.

Production may be reduced below our historical or estimated levels for many reasons, including, but not limited to, mining accidents; unfavorable ground or shaft conditions; work stoppages or slow-downs; lower than expected ore grades; cybersecurity attacks; unexpected regulatory actions; if the metallurgical characteristics of ore are less economic than anticipated; or because our equipment or facilities fail to operate properly or as expected. Our mines are subject to risks relating to ground instability, including, but not limited to, pit wall failure, crown pillar collapse, seismic events, backfill and stope failure or the breach or failure of a tailings impoundment. Both the Lucky Friday and Casa Berardi mines have a history of ground instability underground and related incidents which in the past have resulted in loss of production at these facilities and some of the other effects described below. The occurrence of an event such as those described above could result in loss of life or temporary or permanent cessation of operations, any of which could have a material adverse effect on our financial condition and results of operations. Other closures or impacts on operations or production may occur at any of our mines at any time, whether related to accidents, changes in conditions, changes to regulatory policy, or as precautionary measures.

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

At the Lucky Friday mine we are mining ever deeper deposits and have recently begun utilizing a new mining method called Underhand Closed Bench (“UCB”). See Item 2. Properties - Lucky Friday for a description of the UCB method. We started testing the UCB method in 2020 and it was used for approximately 88% and 86% of the tons mined at Lucky Friday in 2022 and 2021, respectively. A patent application for the UCB method has been filed with the U.S. Patent and Trademark Office. However, the UCB method has not been used at other mines. Although we believe the testing has resulted in better management of the Lucky Friday mine’s seismicity, which increases as we mine deeper, we cannot predict unknown hazards that the UCB method or our deeper mining activities might cause.

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
cybersecurity attacks;

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
mineral reserves and resources;

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

Our mineral reserve and resource estimates may be imprecise.

Our mineral reserve figures are primarily estimates and are not guarantees that we will recover the indicated quantities of these metals. You are cautioned not to place undue reliance on estimates of reserves (or resource estimates or exploration targets). Reserves are estimates made by our professional technical personnel of the amount of metals that they believe could be economically and legally extracted or produced at the time of the reserve determination. No assurance can be given that the estimated amount of metal or the indicated level of recovery of these metals will be realized. Reserve and resource estimation is an interpretive process based upon available data and various assumptions. Our reserve and resource estimates may change. Reserves are valued based on estimates of costs and metals prices, which may not be consistent among our properties or across the industry. The estimated quantities and economic value of mineral reserves may be adversely affected by:

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

Short-term operating factors relating to our mineral reserves, such as the need to sequentially develop orebodies and the processing of new or different ore grades, may adversely affect our cash flow.

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

One of the risks we face is that mines are depleting assets. Thus, in order to maintain or increase production we must continually replace depleted mineral reserves by locating and developing additional ore. Our ability to expand or replace mineral reserves primarily depends on the success of our exploration programs. Mineral exploration, particularly for silver and gold, is highly speculative and expensive. It involves many risks and is often non-productive. Even if we believe we have found a valuable mineral deposit, it may be several years before production from that deposit is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political or other reasons. As a result of high costs and other uncertainties, we may not be able to expand or replace our existing mineral reserves as they are depleted, which would adversely affect our business and financial position in the future.

Our ability to market our metals production depends on the availability of smelters and/or refining facilities and our operations and financial results may be affected by disruptions or closures or the unavailability of smelters and/or refining facilities for other reasons.

We sell our metals products to smelters and metal traders. Our doré bars are sent to refiners for further processing before being sold to metal traders. Access to refiners and smelters on terms which are economic is critical to sell our products to buyers and generate revenues. If smelters or refiners are unavailable or unwilling to accept our products, or we are otherwise unable to sell our products to customers on acceptable commercial and legal terms, our operations and financial results could be adversely affected. See Note 3 of Notes to Consolidated Financial Statements for more information on the distribution of our sales and our significant customers.

We derive a significant amount of revenue from a relatively small number of customers and occasionally enter into concentrate spot market sales with metal traders.

For the fiscal year ended December 31, 2022, our three largest customers accounted for approximately 35%, 24% and 11%, respectively, of our total revenues. Given our operations produce unique qualities of concentrates, which a limited number of smelters can process effectively, we enter into long-term benchmark contracts for a majority of our total concentrates production. We expose lesser portions of our concentrates production to spot market sales to metal traders to benefit from favorable spot market sales terms from time to time. Our results of operations, financial condition and cash flows could be materially adversely affected if one or more of our long-term customers were to decide to interrupt or curtail their activities, terminate their contracts with us or fail to renew existing contracts. Additionally, if spot market conditions deteriorate rapidly, we could have difficulty selling a portion of our concentrates, and metal traders could refuse to perform under existing contracts, which could also result in materially adverse effects on our results of operations, financial conditions and cash flows. See Note 3 of Notes to Consolidated Financial Statements for more information on the distribution of our sales and our significant customers.

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

•
significant changes to regulations or laws or the interpretation or enforcement of them;

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

Our properties in Canada may be of particular interest or sensitivity to one or more interest groups, including aboriginal groups (which are generally referred to as “First Nations”). We have mineral projects in Quebec, the Yukon and British Columbia that are or may be in areas with a First Nations presence. The nature and extent of First Nation rights and title remains the subject of active debate, claims and litigation in Canada. Intergovernmental relations between First Nation authorities and federal, provincial and territorial authorities are evolving. It is our practice to work closely with and consult with First Nations in areas in which our projects are located or which could be impacted by our activities. However, there is no assurance that relationships with such groups will be positive. Accordingly, it is possible that our permitting activities, production, exploration or development activities on our Canadian properties could be delayed, interrupted or otherwise adversely affected in the future by political uncertainty, native land claims entitlements, expropriations of property, changes in applicable law, governmental policies and policies of relevant interest groups, including those of First Nations. Any changes in law or relations or shifts in political conditions may be beyond our control, or we may enter into agreements with First Nations, all of which may adversely affect our business and operations and if significant, may result in the impairment or loss of mineral concessions or other mineral rights, or may make it impossible to continue our mineral production, exploration or development activities in the applicable area, any of which could have an adverse effect on our financial condition and results of operations.

Certain of our mines and exploration properties are located on land that is or may become subject to traditional territory, title claims and/or claims of cultural significance, and such claims and the attendant obligations of the federal government to those tribal communities and stakeholders may affect our current and future operations.

Indigenous interests and rights as well as related consultation issues may impact our ability to pursue exploration, development and mining at certain of our properties in Nevada, Montana, Alaska, British Columbia, the Yukon and Quebec. There is no assurance that claims or other assertion of rights by tribal communities and stakeholders or consultation issues will not arise on or with respect to our properties or activities. These could result in significant costs and delays or materially restrict our activities. Opposition by tribal communities and stakeholders to our presence, operations or development on land subject to their traditional territory or title claims or in areas of cultural significance could negatively impact us in terms of permitting delay, public perception, costly legal proceedings, potential blockades or other interference by third parties in our operations, or court-ordered relief impacting our operations. In addition, we may be required to, or may voluntarily, enter into certain agreements with such tribal communities in order to facilitate development of our properties, which could reduce the expected earnings or income from any future production.

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

See the risk factor below, “We may not realize all of the anticipated benefits from our acquisitions, including our recent acquisition of Alexco.”

We may be unable to successfully integrate the operations of the properties we acquire.

Integration of the businesses or the properties we acquire with our existing business, including the Keno Hill project acquired as part of the Alexco acquisition in September 2022, is a complex, time-consuming and costly process. Failure to successfully integrate the acquired properties and operations in a timely manner may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations with our existing business include, among other things:

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

The process of integrating operations could cause an interruption of, or a slowdown in, the activities of our business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage other parts of our business. If our senior management is not able to effectively manage the integration process, or if any business activities are interrupted as a result of the integration process, our business could suffer. See the risk factor below, “We may not realize all of the anticipated benefits from our acquisitions, including our recent acquisition of Alexco.”

Issues we have faced at certain segments could require us to write-down the associated long-lived assets. We could face similar issues at our other operations. Such write-downs may adversely affect our results of operations and financial condition.

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

We determined the continued suspension of production in Nevada and reduced 2023 budgeted exploration program represented a triggering event requiring an assessment of recoverability of the carrying value of our long-lived assets in Nevada. We also identified a triggering event for Casa Berardi in 2022. Although we concluded the carrying value assessment indicated no impairment at either segment at the time the analysis was undertaken, each analysis was, and any future analysis will be, based on estimates, judgments and assumptions which may turn out to be incorrect or inaccurate.

The estimates, judgments and assumptions we use in any fair value/impairment assessment of our long-lived assets relate to factors impacting the future cash flows estimated at any of our operations, including, but not limited to: (i) metals to be extracted and recovered from proven and probable mineral reserves and, to some extent, identified mineralization beyond proven and probable reserves, (ii) future operating and capital costs, and (iii) future metals prices. These estimates, judgments and assumptions are made in good faith and using management's best judgments; however, there can be no assurance that any of them will prove to be accurate. Evaluation of the possibility of a future impairment loss, as well as the calculation of the amount of any impairment loss, involve significant estimates, judgment and assumptions, and no assurance can be given as to whether or not we will recognize an impairment loss in the future, or if the amount of loss would be within any estimated range we may disclose. As a result, in future periods we could face another triggering event which could lead to an impairment charge, and any such impairment charge could be material.

We may not realize all of the anticipated benefits from our acquisitions, including our recent acquisition of Alexco.

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

At our Nevada Operations, mine production at Fire Creek continued through the first half of 2021, and was then suspended as we continue studies of hydrology, mining and milling. Revenues exceeded total capital and production costs in 2020 and 2021. However, we anticipate incurring care-and-maintenance costs in the future unless and until we have enough exploration success and development to resume mining operations. In September 2022, we completed the acquisition of Alexco and gained ownership of the Keno Hill project in the Yukon, Canada. Although we expect to produce silver at that mine in 2023, there can be no assurances that we will successfully complete predevelopment activities and bring the project into production in 2023, or at all. See the risk factors above, “An extended decline in metals prices, an increase in operating or capital costs or treatment charges, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations,” and “Issues we have faced at certain segments could require us to write-down the associated long-lived assets. We could face similar issues at our other operations. Such write-downs may adversely affect our results of operations and financial condition.”

The properties we may acquire may not produce as expected, and we may be unable to determine reserve potential, identify liabilities associated with the acquired properties or obtain protection from sellers against such liabilities.

The properties we acquire in any acquisition, including Keno Hill, may not produce as expected, may be in an unexpected condition and we may be subject to increased costs and liabilities, including environmental liabilities. Although we review properties prior to acquisition in a manner consistent with industry practices, such reviews are not capable of identifying all existing or potential adverse conditions. Generally, it is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems or permit a buyer to become sufficiently familiar with the properties to fully assess their condition, any deficiencies, and development potential. See the risk factors above, “We may not realize all of the anticipated benefits from our acquisitions, including our recent acquisition of Alexco” and “An extended decline in metals prices, an increase in operating or capital costs or treatment charges, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations.”

We face risks relating to transporting our products from our mines, as well as transporting employees and materials at our Greens Creek, Casa Berardi and Keno Hill sites.

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

In addition, each of Greens Creek, Casa Berardi and Keno Hill are in remote locations. Greens Creek operates on an island and is substantially dependent on various forms of marine transportation for the transportation of employees and materials to the mine and for the export of its products from the mine. Further, Keno Hill requires its employees to fly in to its remote location, while Casa Berardi can only be accessed by a long motor vehicle ride over a gravel road. Any disruption to these forms of marine, air and surface transportation could adversely impact mine operations, and possible effects could include suspension of operations.

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

Some mining laws prevent mining companies that have been found to (i) have engaged in environmentally-harmful conduct or (ii) be responsible for environmentally-harmful conduct engaged in by affiliates or other third parties, including in other jurisdictions, from maintaining current or obtaining future permits until remediation or restitution has occurred. If we are found to be responsible for any such conduct, our ability to operate existing projects or develop new projects might be impaired until we satisfy costly conditions. For example, in June 2021, the State of Nevada passed a law that would limit an applicant’s ability to obtain an exploration or a mining operation permit from the Nevada Division of Environmental Protection if the applicant, or each person who has a controlling interest in the applicant (if the applicant is a business entity), has either (1) defaulted on a reclamation obligation under Nevada law (including by forfeiting a surety or failing to pay the costs or penalties associated with reclamation) or (2) is otherwise not in good standing with a governmental agency in relation to reclamation of an exploration project or mining operation situated outside the State of Nevada. Although we believe this new statute does not currently apply to us or any of our affiliates, it is possible that it could cause us compliance issues in the future, including with respect to ongoing litigation in the State of Montana. See the risk factor below, “Legal challenges could prevent our projects in Montana from ever being developed.”

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

From time to time, the U.S. Congress considers proposed amendments to the 1872 Mining Law, which governs mining claims and related activities on federal lands. The extent of any future changes is not known and the potential impact on us as a result of U.S. Congressional action is difficult to predict. Changes to the 1872 Mining Law, if adopted, could adversely affect our ability to economically develop mineral reserves on federal lands. For example, in 2021, the U.S. Congress debated imposing royalties on minerals extracted from federal lands. Although legislation was not passed as of the date of this report, it is possible that in the future royalties or taxes will be imposed on mining operations conducted on federal land, which could adversely impact our financial results.

Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations. Compliance with environmental regulations, and litigation based on such regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities.

Our operations, both in the United States and internationally, are subject to extensive environmental laws and regulations governing wastewater discharges; remediation, restoration and reclamation of environmental contamination; the generation, storage, treatment, transportation and disposal of hazardous substances; solid waste disposal; air emissions; protection of endangered and protected species and designation of critical habitats; mine closures and reclamation; and other related matters. In addition, we must obtain regulatory permits and approvals to start, continue and expand operations. New or revised environmental regulatory requirements are frequently proposed, many of which result in substantially increased costs for our business. See the risk factor above, “We are required to obtain governmental permits and other approvals in order to conduct mining operations” and the risk factor below, “Mine closure and reclamation regulations impose substantial costs on our operations, and include requirements that we provide financial assurance supporting those obligations. These costs could significantly increase and we might not be able to provide financial assurance.”

Our U.S. operations are subject to the Clean Water Act, which requires permits for certain discharges into waters of the United States. Such permitting has been a frequent subject of litigation and enforcement activity by environmental advocacy groups and the EPA, respectively, which has resulted in declines in such permits or extensive delays in receiving them, as well as the imposition of penalties for permit violations. In 2015, the regulatory definition of “waters of the United States” that are protected by the Clean Water Act was expanded by the EPA, thereby imposing significant additional restrictions on waterway discharges and land uses. However, in 2018, implementation of the relevant rule was suspended for two years, and in December 2019 a revised definition that narrows the 2015 version was implemented. In late 2021, the EPA and US Army Corps of Engineers proposed to revise the definition again, moving it back to its more inclusive, pre-2018 definition. If this rule change were to take effect or states take action to address a perceived fall-off in protection under the Clean Water Act, litigation involving water discharge permits could increase, which may result in delays in, or in some instances preclude, the commencement or continuation of development or production operations. Enforcement actions by the EPA or other federal or state agencies could also result. Adverse outcomes in lawsuits challenging permits or failure to comply with applicable regulations or permits could result in the suspension, denial, or revocation of required permits, or the imposition of penalties, any of which could have a material adverse impact on our cash flows, results of operations, or financial condition. See Note 14 of Notes to Consolidated Financial Statements.

Some of the mining wastes from our U.S. mines currently are exempt to a limited extent from the extensive set of EPA regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the EPA were to repeal this exemption, and designate these mining wastes as hazardous under RCRA, we would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste storage or disposal facilities. In addition, if any of these wastes or other substances we release or cause to be released into the environment cause or has caused contamination in or damage to the environment at a U.S. mining facility, that facility could be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). Under CERCLA, any present owner or operator of a Superfund site or the owner or operator at the time of contamination may be held jointly and severally liable regardless of fault and may be forced to undertake extensive remedial cleanup action or to pay for the cleanup efforts. The owner or operator also may be liable to federal, state and tribal governmental entities for the cost of damages to natural resources, which could be substantial. Additional regulations or requirements also are imposed on our tailings and waste disposal areas in Alaska under the federal Clean Water Act. See Note 14 of Notes to Consolidated Financial Statements.

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

Specific examples of where we face permitting risk include the following:

•
Continued extension of the planned life of mine at Greens Creek will require future expansion of the tailings storage facility. This will involve federal permitting under the NEPA and either an environmental assessment or environmental impact statement. While efforts are underway in Congress to streamline the federal permitting process, e.g. including mining under the FAST-41 regulatory process, our experience suggests this permitting process could be lengthy. For example, recent changes to Federal permitting guidance documents require more robust Tribal involvement, including consultation, which could increase the length and complexity of existing permitting processes. Thus, we have initiated the permitting process for tailings expansion even though tailings capacity at Greens Creek is estimated to remain sufficient for the next approximately 10 years.

•
At Casa Berardi, obtaining new or modified permits and modifications to the mine license area will be required to successfully develop the planned open pit extensions at the site and for long term management of tailings and waste rock generated through mining operations.

•
At San Sebastian, regulatory approvals and landowner consents are required to successfully develop new mineralization.

•
At Hollister in Nevada, state approvals will be required for waste rock and mine water management from development of the Hatter Graben or other mine expansions. This permitting will require coordination with the Western Shoshone who have long-standing ties to this land area.

•
At Lucky Friday, an expansion of the current tailings storage facility will be required to achieve the planned life of mine. We have begun site selection and engineering in advance of need for the additional storage capacity.

•
At Keno Hill, initiating the historical mining area clean-up, which is required by the Government of Canada, will require the issuance of a new water license from the Yukon Water Board (“YWB”). While the YWB has completed their assessment of the water license application, they have not issued a final license.

•
At Keno Hill, the restart of mining and milling operations requires modification to existing mining permit operating plans. While we have begun the process of updating and submitting for approval the required updated plans, our experience indicates it could be a lengthy process that may not be completed in time to support planned restart activities

See the risk factors above, “Certain of our mines and exploration properties are located on land that is or may become subject to traditional territory, title claims and/or claims of cultural significance, and such claims and the attendant obligations of the federal government to those tribal communities and stakeholders may affect our current and future operations” and “Legal challenges could prevent our projects in Montana from ever being developed.”

We are often required to post surety bonds or cash collateral to secure our reclamation obligations and we may be unable to obtain the required surety bonds or may not have the resources to provide cash collateral, and the bonds or collateral may not fully cover the cost of reclamation and any such shortfall could have a material adverse impact on our financial condition. Further, when we use the services of a surety company to provide the required bond for reclamation, the surety companies often require us to post collateral with them, including letters of credit. Currently we utilize letters of credit issued under our revolving credit facility as the source of such collateral, and as a result, there are less funds available for us to borrow under the facility for other purposes. In the event that we are unable to obtain necessary bonds or to post sufficient collateral, we may experience a material adverse effect on our operations or financial results. See the risk factors below, “Our existing stockholders are effectively subordinated to the holders of our Senior Notes", “Any downgrade in the credit ratings assigned to us or our debt securities could increase future borrowing costs, adversely affect the availability of new financing and may result in increased collateral requirements under our existing surety bond portfolio,” and “Mine closure and reclamation regulations impose substantial costs on our operations, and include requirements that we provide financial assurance supporting those obligations. These costs could significantly increase and we might not be able to provide financial assurance.”

We are currently involved in ongoing legal disputes that may materially adversely affect us.

There are several ongoing legal disputes in which we are involved, including a putative class action lawsuit filed against us and certain current and former directors and officers involving our Nevada Operations, and additional actions may be filed. We may be subject to future claims, including additional claims relating to our Nevada Operations. Further, we have experienced in the past, and could experience in the future, claims regarding environmental damage or compliance, safety conditions or other matters at our mines. The outcomes of these pending and potential claims are uncertain. We may not resolve these claims favorably. Depending on the outcome, these actions could cause adverse financial effects or reputational harm to us. If any of these disputes result in a substantial monetary judgment against us, are settled on terms unfavorable to us, or otherwise impact our operations (such as by limiting our ability to obtain permits or approvals), our financial results or condition could be materially adversely affected. For a description of some of the lawsuits and other claims in which we are involved, see Note 14 of Notes to Consolidated Financial Statements.

Our environmental and asset retirement obligations may exceed the provisions we have made.

We are subject to significant environmental obligations. At December 31, 2022, we had accrued $117 million as a provision for environmental and asset retirement obligations. We cannot assure you that we have accurately estimated these obligations, and in the future our accrual could materially change and we could voluntarily incur expenditures in excess of our accrual. Our environmental and asset retirement obligations and voluntary expenditures could have a material adverse impact on our cash flows, results of operations, or financial condition. For information on our potential environmental liabilities and asset retirement obligations, see Note 4 and Note 14 of Notes to Consolidated Financial Statements.

New federal and state laws, regulations and initiatives could impact our operations.

In recent years there have been several proposed or implemented ballot initiatives that sought to directly or indirectly curtail or eliminate mining in certain states, including Alaska, where our Greens Creek mine operates, and Montana, where we are seeking to explore at the site of the past Montanore project, and possibly develop depending on the results of exploration activities, and may in the future seek to explore or develop the Rock Creek project. While both a salmon initiative in Alaska and a water treatment initiative in

Montana were defeated by voters in November 2018, in the future similar or other initiatives that could impact our operations may be on the ballot in these states or other jurisdictions (including local or international) in which we currently or may in the future operate. To the extent any such initiative was passed and became law, there could be a material adverse impact on our financial condition, results of operations or cash flows.

Legal challenges could prevent our projects in Montana from ever being developed.

A joint final Environmental Impact Statement with respect to the Montanore site, which is located in the state of Montana, was issued in December 2015 by the USFS and the Montana Department of Environmental Quality (“DEQ”), and each agency issued a Record of Decision (“ROD”) in February 2016 providing approval for development of Montanore. However, private conservation groups have taken and may in the future take actions to oppose or delay activities at Montanore. On May 30, 2017, the Montana Federal District Court issued Opinions and Orders in three lawsuits challenging previously granted environmental approvals for the Montanore project. The Orders overturned the approvals for the project granted by the USFS and the United States Fish and Wildlife Service (“USFWS”), and in each case remanded the ROD and associated planning documents for further review by the agencies consistent with the Court’s Opinions. In June 2017, the Court vacated the agencies’ approvals for the project. In addition, Montanore’s updated water discharge permit under Montana law was found to be invalid by the Montana Supreme Court in November 2020. As a result, the site is operating under the previously issued permit as authorized by law.

In 2022, our subsidiary withdrew the Plan of Operations for Montanore from USFS consideration and submitted a new Plan of Operations proposing only underground exploration and evaluation activities at the site. In conjunction with this narrower scope of activity, the USFS withdrew its previously issued Supplemental Environmental Impact Statement (“SEIS”). The proposed exploration activities are currently undergoing an Environmental Assessment under NEPA.

The proposed development of our Rock Creek site, also located in Montana, has been challenged by several regional and national conservation groups at various times since the USFS issued its initial ROD in 2003 approving Revett Mining Company’s plan of operation (Revett is now our wholly-owned subsidiary, named Hecla Montana, Inc.). Some of these challenges have alleged violations of a variety of federal and state laws and regulations pertaining to water rights and permitting activities at Rock Creek, including the Endangered Species Act, NEPA, the 1872 Mining Law, the Federal Land Policy Management Act, the Wilderness Act, the National Forest Management Act, the Clean Water Act, the Clean Air Act, the Forest Service Organic Act of 1897, and the Administrative Procedure Act. As a result of litigation challenging the ROD, in May 2010, the USFS was directed by the Montana Federal District Court to produce an SEIS to address NEPA procedural deficiencies that were identified by the court. The new SEIS was prepared and in August 2018, a new final ROD was issued. In early 2019, a group of environmental groups and other organizations filed a lawsuit challenging the ROD, and in April 2021, the Montana Federal District Court issued an opinion and order vacating the new final ROD issued by USFS and a related biological opinion issued by the United States Fish and Wildlife Service (the “2021 Rock Creek Order”). In February 2022, our subsidiary withdrew the Plan of Operations for Rock Creek from USFS consideration.

In March 2018, each of Hecla Mining Company and our CEO was notified by the DEQ of alleged violations of Montana’s mine reclamation statutes and related regulations due to our CEO having been an officer of a mining company that declared bankruptcy in 1998, together with the fact that subsequently, proceeds from that company’s sureties were insufficient to fully fund reclamation at that company’s mine sites in Montana. The allegations of DEQ led to litigation between Hecla and certain of our subsidiaries and DEQ. However, on August 2, 2021, the DEQ voluntarily moved to dismiss the litigation, and on September 22, 2021, the Court dismissed the case. Certain environmental and other groups have sued the DEQ in an effort to attempt to force DEQ to re-initiate litigation against us, our subsidiaries or our CEO. In December 2022, the court in Montana largely, but not fully, dismissed the lawsuit, and it remains unclear what actions, if any, the plaintiffs may next take.

As a result of the legal challenges and other circumstances related to our Montana projects, we are now focused on obtaining the permits necessary to conduct underground exploration and evaluation activities at the Montanore site and are not currently engaged in permitting activities for Rock Creek. Generally speaking, permitting has been delayed and further delays are likely, along with increased costs, and ultimately we may be prevented from ever fully permitting or further exploring or developing a project at either of the two sites.

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

•
ability to meet production estimates;

•
environmental, safety and legal risk;

•
ability to defend against cyber security attacks;

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

Our board of directors adopted a common stock dividend policy that has two components: (1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and (2) a minimum annual dividend of $0.015 per share of common stock, in each case payable quarterly, when declared. See Note 11 of Notes to Consolidated Financial Statements for more information on our common stock dividend policy.

From the fourth quarter of 2011 through and including the fourth quarter of 2022, our board of directors has declared a common stock dividend under the policy described above. The declaration and payment of common stock dividends, whether pursuant to the policy or in addition thereto, is at the sole discretion of our board of directors, and we cannot assure you that we will continue to declare and pay common stock dividends in the future. In addition, the indenture governing our Senior Notes limits our ability to pay dividends.

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

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Assuming all revolving loans currently available to us were fully drawn, each one percentage point change in interest rates would result in a $2.2 million change in annual cash interest expense on our credit facility.

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

In September 2018, in response to tariffs on Chinese goods implemented by the United States, China imposed a 10% tariff on lead concentrates and a 20% tariff on silver concentrates, which we produce and ship to China from time to time. However, tariff exemptions were granted to a number of smelters in China in 2022, 2021 and 2020, and we sold silver concentrates to China representing approximately 19%, 6% and 10% of our total revenues for 2022, 2021 and 2020, respectively, which were not subject to tariffs due to the exemptions. We sold no lead or silver concentrates to China in 2019. While to date the direct impact of tariffs has been immaterial on our sales and treatment charges, they may also have an impact on our sales and treatment charges outside of China, and there can be no assurance that the tariff exemptions will continue.

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

Our profitability could be affected by inflation, including the prices of other commodities.

Our profitability is sensitive to cost inflation, including, but not limited to the costs of commodities such as fuel (in particular as used at Greens Creek to generate electricity when hydropower is unavailable), steel, and cement, as well as other consumables and labor. Recently the prices we pay for commodities and consumables have increased which has increased the operating costs at our mine sites. In addition, labor costs have increased, including under the terms of our new labor agreement with the union at the Lucky Friday mine. Increased or persistent inflation or other upward pressures could continue to increase our costs, and could have a material impact on our results of operations.

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

We or our contractors may experience labor disputes, work stoppages or other disruptions in production that could adversely affect our business and results of operations. The Lucky Friday mine is our only operation where some of our employees are subject to a collective bargaining agreement, and the unionized employees were on strike from March 13, 2017 until January 7, 2020, when the union ratified a new collective bargaining agreement (“CBA”), which expired on January 6, 2023 (a new six year CBA was approved by the union in January 2023). The strike significantly impacted production at the Lucky Friday and caused significant costs and expenses during each year of the strike. Any future strikes or other labor or related disruptions could adversely affect our financial condition and results of operations.

Our information technology systems may be vulnerable to disruption which could place our systems at risk from data loss, operational failure, or compromise of confidential information.

We rely on various information technology systems and on third party developers and contractors in connection with operations, including production, equipment operation and financial support systems. While we regularly monitor the security of our systems, they remain vulnerable to disruption, damage or failure from a variety of sources, including errors by employees or contractors, computer viruses, cyber-attacks including phishing, ransomware and similar malware, misappropriation of data by outside parties, and various other threats. In particular, we make large use of cloud systems which could be vulnerable to external intrusions. Techniques used to obtain unauthorized access to or sabotage our systems are under continuous and rapid evolution, and we may be unable to detect efforts to disrupt our data and systems in advance. Breaches and unauthorized access carry the potential to cause losses of assets or production, operational delays, equipment failure that could cause other risks to be realized, inaccurate recordkeeping, or disclosure of confidential information, any of which could result in financial losses and regulatory or legal exposure, and could have a material adverse effect on our cash flows, financial condition or results of operations.

We could also be adversely affected by system or network disruptions due to disasters or if new or upgraded information technology systems are defective, not installed properly or not properly integrated into our operations. Disaster recovery failure or system modification failures could have a material adverse effect on our business, financial position and results of operations and could, if not successfully implemented, adversely impact the effectiveness of our internal controls over financial reporting.

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

As of February 10, 2023, our Senior Notes were rated “B+” with a stable outlook by Standard & Poor’s and “B2” with a stable outlook by Moody’s Investors Service. We cannot assure you that any rating currently assigned by Standard & Poor’s or Moody’s to us or our debt securities (including the Senior Notes) will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects or financial results deteriorate, including as a result of declines in silver and gold prices or other factors beyond our control, our ratings could be downgraded by the rating agencies. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading would likely adversely impact us, including our ability to obtain financing on favorable terms, if at all, increase borrowing costs, result in increased collateral requirements under our surety bond portfolio, and have an adverse effect on the market price of our securities, including our Senior Notes.

Damage to our reputation may result in decreased investor confidence, challenges in maintaining positive community relations and can pose additional obstacles to our ability to develop our projects, which may result in a material adverse impact on our business, financial position, results of operations and growth prospects.

Damage to our reputation can be the result of the actual or perceived occurrence of a variety of events and circumstances, and could result in negative publicity (for example, with respect to handling of environmental, safety and security matters, dealings with local community organizations or individuals, community commitments, handling of cultural sites or resources, and various other matters).

We have also provided greater transparency on environmental, social and governance performance in response to stakeholder engagement and requests in recent years, and provide supplemental disclosures in our annual Sustainability Report and other sustainability reports on our website in connection with stakeholder concerns and issues. Such increased transparency may result in greater scrutiny and impact how we are perceived.

The growing use of social media to generate, publish and discuss community news and issues and to connect with others has made it significantly easier, among other things, for individuals and groups to share their opinions of us and our activities, whether true or not. We do not have direct control over how we are perceived by others and any resulting loss of reputation could have a material adverse effect on our business, financial position and results of operations.

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

Summary

The map below shows the locations of our operations and our exploration projects, as well as our corporate offices located in Coeur d’Alene, Idaho; Vancouver, British Columbia; Juneau, Alaska; Wallace, Idaho; Val d'Or, Quebec; Durango, Mexico and Whitehorse, Yukon.

The following table summarizes our aggregate metal quantities produced and sold for the last three years:

		Year Ended December 31,
		2022	2021	2020
Silver -	Ounces produced	14,182,987	12,887,240	13,542,957
	Payable ounces sold	12,311,595	11,633,802	12,305,917
Gold -	Ounces produced	175,807	201,327	208,962
	Payable ounces sold	165,818	201,610	202,694
Lead -	Tons produced	48,713	43,010	34,127
	Payable tons sold	41,423	36,707	29,108
Zinc -	Tons produced	64,748	63,617	63,112
	Payable tons sold	43,658	43,626	46,349

A summary overview of mining operations and exploration and pre-development projects is shown in the following table:

	Location
Property	Country	State/Province	Ownership	Claims	Permit Conditions	Stage	Mine Type	Commodity	Mineralization Style
Greens Creek	United States	Alaska	100.0%	440 unpatented lode claims, 58 unpatented millsite claims (8,072 acres), 17 patented lode claims and one patented millsite claim (328 acres); Land Exchange Properties (7,301 acres)	Private or USFS administered land, all required permits for production in place	Production	Underground	Ag, Au, Pb, Zn	Massive Sulfide
Lucky Friday	United States	Idaho	100.0%	43 patented lode and millsite claims (710 acres); 53 unpatented lode claims (535 acres)	Private or USFS administered land, all required permits for production in place	Production	Underground	Ag, Pb, Zn	Vein
Casa Berardi	Canada	Quebec	100.0%	394 claims; 48,704 acres (19,710 ha)	All required permits for production in place or in process	Production	Underground/Open Pit	Au	Vein/Shear Zone
Keno Hill	Canada	Yukon	100.0%	703 quartz mining leases, 867 quartz mining claims, 2 Crown Grants; (238.12 km2 / 23,812 ha)	All required permits for production in place or in process	Development	Underground	Ag, Au, Pb, Zn	Vein/Fault Zone
San Sebastian	Mexico	Durango	100.0%	31 mining concessions; 99,643 acres (40,324 ha)	All required permits for exploration in place	Exploration	Underground/Open Pit	Ag, Au, Cu, Pb, Zn	Vein
Fire Creek	United States	Nevada	100.0%	890 unpatented lode claims (18,400 acres); leases (409 acres); private land (3,208 acres)	BLM administered land, Plan of Operations and other required State permits in place	Exploration	Underground	Au, Ag	Vein
Hollister	United States	Nevada	100.0%	1,005 unpatented lode claims, 11 unpatented mill site claims; 17,960 acres total	BLM administered land, Plan of Operations and other required State permits in place	Exploration	Underground	Au, Ag	Vein
Midas	United States	Nevada	100.0%	1,489 unpatented lode claims (27,583 acres); private land (2,417 acres)	BLM administered land, Plan of Operations and other required State permits in place	Exploration	Underground	Au, Ag	Vein
Heva - Hosco	Canada	Quebec	100.0%	102 claims; 9,506 acres (3,857 ha)	Annual intervention permits for exploration in place along with authorization for road building	Exploration	Underground/Open Pit	Au	Vein/Shear Zone
San Juan Silver	United States	Colorado	100.0%	131 patented lode or millsite claims, 704 unpatented lode claims; 13,645 total acres	7 Notice-of-Intent areas for Exploration, Mining Plan of Operations (USFS); 112-d2 mining permit (CO DRMS)	Exploration	Underground	Ag, Pb, Zn	Vein
Star	United States	Idaho	100.0%	174 patented lode and millsite claims; 2,376 total acres	Private land, required permits in place for exploration	Exploration	Underground	Ag, Zn, Pb	Vein
Monte Cristo	United States	Nevada	100.0%	344 unpatented lode claims (6,880 acres)	BLM administered land, Notice of Intent required	Exploration	Underground/Open Pit	Au, Ag	Vein
Rock Creek	United States	Montana	100.0%	99 patented lode claims, 463 unpatented lode claims, 5 tunnel sites: 1,809 total acres; Private land: 754 acres	Private or USFS administered land. Some State permits in-place; no Federal permits.	Exploration	Underground	Ag, Cu	Sediment Hosted - Stratabound
Montanore	United States	Montana	100.0%	2 patented lode claims, 36.84 acres (22.33 in wilderness, 14.51 outside wilderness)	Private or USFS administered land. Some State permits in-place; no Federal permits.	Exploration	Underground	Ag, Cu	Sediment Hosted - Stratabound
Republic	United States	Washington	100.0%	114 patented claims and private land; 2,095 acres surface rights, 3,177 acres of mineral rights	Private or BLM administered land	Exploration	Underground/Open Pit	Au, Ag	Vein
Silver Valley	United States	Idaho	100.0%	Various exploration properties and claim holdings	Private or USFS administered land	Exploration	Underground	Ag, Zn, Pb	Vein
Aurora	United States	Nevada	100.0%	506 unpatented lode claims, 92 patented lode claims, 25 private parcels; 9,928 total acres	Private or USFS administered land, permit work in progress for USFS lands	Exploration	Underground/Open Pit	Au, Ag	Vein
Kinskuch	Canada	British Columbia	100.0%	156 claims; 146,780 acres	Multi-use area-based permit with expiry 31 March 2024	Exploration	Underground/Open Pit	Au, Ag, Cu, Pb, Zn	Vein, Massive Sulfide, Porphyry
Opinaca/Wildcat	Canada	Quebec	50% / 100%	Opinaca: 248 claims (50%; 32,064 acres (12,976 ha)); Wildcat: 235 claims (100%; 30,528 acres (12,354 ha))	Intervention permits for exploration updated every year	Exploration	Underground	Au	Vein/Shear Zone

Hecla is the operator at all mines and exploration properties. Mineral processing plants and related facilities are part of the infrastructure at each operating mine.

The following table summarizes the in-situ mineral reserves for all properties as of December 31, 2022:

Asset	Tons (000)	Silver (oz/ton)	Gold (oz/ton)	Lead %	Zinc %	Silver (000 oz)	Gold (000 oz)		Lead Tons		Zinc Tons
Proven Reserves: (1)
Greens Creek (2,3)	7	16.1	0.07	2.3	5.4	108	0.4		150		360
Lucky Friday (2,4)	4,734	13.8	—	8.6	3.7	64,638	—		404,160		174,510
Casa Berardi Underground (2,5)	552	—	0.17	—	—	—	95		—		—
Casa Berardi Open Pit(2,5)	4,410	—	0.09	—	—	—	417		—		—
Keno Hill(2,6)	—	—	—	—	—	—	—		—		—
Total Proven	9,703					64,746	512		404,310		174,870
Probable Reserves: (7)
Greens Creek (2,3)	10,668	10.9	0.09	2.5	6.5	116,748	935		264,600		694,800
Lucky Friday (2,4)	840	12.8	—	8.1	3.2	9,978	—		63,510		25,030
Casa Berardi Underground (2,5)	989	—	0.17	—	—	—	166		—		—
Casa Berardi Open Pit(2,5)	12,434	—	0.08	—	—	—	936		—		—
Keno Hill(2,6)	2,197	22.5	0.01	2.4	2.2	49,473	13		52,520		49,320
Total Probable	27,128					176,199	2,050		380,630		769,150
Proven and Probable Reserves: (1,7)
Greens Creek (2,3)	10,675	10.9	0.09	2.5	6.5	116,856	935	—	264,750	—	695,160
Lucky Friday (2,4)	5,574	13.4	—	8.4	3.6	74,616	—	—	467,670	—	199,540
Casa Berardi Underground (2,5)	1,541	—	0.17	—	—	—	261	—	—	—	—
Casa Berardi Open Pit(2,5)	16,844	—	0.08	—	—	—	1,353		—		—
Keno Hill(2,6)	2,197	22.5	0.01	2.4	2.2	49,473	13		52,520		49,320
Total Proven and Probable	36,831					240,945	2,562		784,940		944,020

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
(2)
Mineral reserves are based on the following prices unless otherwise stated: $17.00/oz for silver, $1,600/oz for gold, $0.90/lb for lead and $1.15/lb for zinc. All Mineral Reserves are reported in-situ with estimates of mining dilution and mining loss.
(3)
Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Greens Creek, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade. The reserve NSR cut-off values for Greens Creek are $210/ton for all zones except the Gallagher Zone at $215/ton; metallurgical recoveries (actual 2022): 81% for silver, 72% for gold, 82% for lead, and 89% for zinc.
(4)
Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Lucky Friday, the cutoff grade is expressed in terms of NSR, rather than metal grade. The reserve NSR cut-off values for Lucky Friday are $241.34 for the 30 Vein and $268.67 for the Intermediate Veins; metallurgical recoveries (actual 2022): 95% for silver, 95% for lead, and 88% for zinc.
(5)
The average reserve cut-off grades at Casa Berardi are 0.12 oz/ton gold underground and 0.04 oz/ton gold for open pit. Metallurgical recovery (actual 2022): 87% for gold; US$/CAN$ exchange rate: 1:1.3.
(6)
Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Keno Hill, the cutoff grade is expressed in terms of NSR, rather than metal grade. The reserve NSR cut-off value at Keno Hill is $244.24/ton (CAN$350/tonne), Metallurgical recovery: 93% for silver, 25% for gold, 93% for lead, 72% for zinc; US$/CAN$ exchange rate: 1:1.3.
(7)
The term “probable reserves” means the economically mineable part of an indicated and, in some cases, a measured mineral resource. See footnotes 8 and 9 below.

The following table summarizes the in-situ mineral resources (8) for all properties, exclusive of mineral reserves, as of December 31, 2022:

Asset	Tons (000)	Silver (oz/ton)	Gold (oz/ton)	Lead %	Zinc %	Copper %	Silver (000 oz)	Gold (000 oz)	Lead Tons	Zinc Tons	Copper Tons
Measured Resources: (9)
Greens Creek (12,13)	—	—	—	—	—	—	—	—	—	—	—
Lucky Friday (12,14)	6,237	7.8	—	5.4	2.6	—	48,551	—	335,850	161,000	—
Casa Berardi Underground (12,15)	2,440	—	0.22	—	—	—	—	530	—	—	—
Casa Berardi Open Pit (12,15)	483	—	0.04	—	—	—	—	20	—	—	—
Keno Hill (12,16)	—	—	—	—	—	—	—	—	—	—	—
San Sebastian - Oxide (17)	—	—	—	—	—	—	—	—	—	—	—
San Sebastian - Sulfide (17)	—	—	—	—	—	—	—	—	—	—	—
Fire Creek (18,19)	—	—	—	—	—	—	—	—	—	—	—
Hollister (18,20)	18	4.9	0.59	—	—	—	87	10	—	—	—
Midas (18,21)	2	7.6	0.68	—	—	—	14	1	—	—	—
Heva (22)	—	—	—	—	—	—	—	—	—	—	—
Hosco (22)	—	—	—	—	—	—	—	—	—	—	—
Star (12,23)	—	—	—	—	—	—	—	—	—	—	—
Total Measured	9,180						48,652	561	335,850	161,000	—

	Tons (000)	Silver (oz/ton)	Gold (oz/ton)	Lead%	Zinc%	Copper%	Silver (000 oz)	Gold (000 oz)	Lead Tons	Zinc Tons	Copper Tons
Indicated Resources: (10)
Greens Creek (12,13)	8,421	12.9	0.10	2.9	8.0	—	108,717	810	245,990	675,740	—
Lucky Friday (12,14)	1,194	8.0	—	5.4	2.2	—	9,581	—	64,390	26,200	—
Casa Berardi Underground (12,15)	3,870	—	0.17	—	—	—	—	660	—	—	—
Casa Berardi Open Pit (12,15)	1,323	—	0.04	—	—	—	—	48	—	—	—
Keno Hill (12,16)	4,061	8	0.007	1.0	4.0	—	32,288	29	39,540	163,130	—
San Sebastian - Oxide (17)	1,453	6.5	0.09	—	—	—	9,430	135	—	—	—
San Sebastian - Sulfide (17)	1,187	5.5	0.01	1.9	2.9	1.2	6,579	16	22,420	34,100	14,650
Fire Creek (18,19)	112	1.1	0.53	—	—	—	122	59	—	—	—
Hollister (18,20)	70	1.9	0.58	—	—	—	130	40	—	—	—
Midas (18,21)	76	5.7	0.42	—	—	—	430	32	—	—	—
Heva (22)	1,266	—	0.06	—	—	—	—	76	—	—	—
Hosco (22)	29,287	—	0.04	—	—	—	—	1,202	—	—	—
Star (12,23)	1,068	3.0	—	6.4	7.7	—	3,177	—	67,970	82,040	—
Total Indicated	53,388						170,454	3,107	440,310	981,210	14,650

	Tons (000)	Silver (oz/ton)	Gold (oz/ton)	Lead %	Zinc %	Copper %	Silver (000 oz)	Gold (000 oz)	Lead Tons	Zinc Tons	Copper Tons
Measured and Indicated Resources:
Greens Creek (12,13)	8,421	12.9	0.10	2.9	8.0	—	108,717	810	245,990	675,740	—
Lucky Friday (12,14)	7,431	7.8	—	5.4	2.5	—	58,132	—	400,240	187,200	—
Casa Berardi Underground (12,15)	6,310	—	0.19	—	—	—	—	1,190	—	—	—
Casa Berardi Open Pit (12,15)	1,806	—	0.04	—	—	—	—	67	—	—	—
Keno Hill (12,16)	4,061	8.0	0.007	1.0	4.0	—	32,288	29	39,540	163,130	—
San Sebastian - Oxide (17)	1,453	6.5	0.09	—	—	—	9,430	135	—	—	—
San Sebastian - Sulfide (17)	1,187	5.5	0.01	1.9	2.9	1.2	6,579	16	22,420	34,100	14,650
Fire Creek (18,19)	112	1.1	0.53	—	—	—	122	59	—	—	—
Hollister (18,20)	88	2.5	0.58	—	—	—	217	51	—	—	—
Midas (18,21)	78	5.7	0.43	—	—	—	444	33	—	—	—
Heva (22)	1,266	—	0.06	—	—	—	—	76	—	—	—
Hosco (22)	29,287	—	0.04	—	—	—	—	1,202	—	—	—
Star (12,23)	1,068	3.0	—	6.4	7.7	—	3,177	—	67,970	82,040	—
Total Measured and Indicated	62,568						219,106	3,668	776,160	1,142,210	14,650

	Tons (000)	Silver (oz/ton)	Gold (oz/ton)	Lead %	Zinc %	Copper %	Silver (000 oz)	Gold (000 oz)	Lead Tons	Zinc Tons	Copper Tons
Inferred Resources: (11)
Greens Creek (12,13)	2,383	12.1	0.07	2.8	6.9	—	28,949	178	67,400	164,080	—
Lucky Friday (12,14)	3,592	8.7	—	6.3	2.4	—	31,264	—	224,670	84,700	—
Casa Berardi Underground (12,15)	2,221	—	0.19	—	—	—	—	430	—	—	—
Casa Berardi Open Pit (12,15)	7,828	—	0.05	—	—	—	—	389	—	—	—
Keno Hill (12,16)	2,441	10.4	0.003	0.9	2.1	—	25,478	8	22,380	51,000	—
San Sebastian - Oxide (17)	3,490	6.4	0.05	—	—	—	22,353	182	—	—	—
San Sebastian - Sulfide (17)	385	4.2	0.01	1.6	2.3	0.9	1,606	5	6,070	8,830	3,330
Fire Creek (18,19)	765	0.5	0.51	—	—	—	394	392	—	—	—
Fire Creek - Open Pit (24)	74,584	0.1	0.03	—	—	—	5,232	2,178	—	—	—
Hollister (18,20)	642	3.0	0.42	—	—	—	1,916	273	—	—	—
Midas (18,21)	1,232	6.3	0.50	—	—	—	7,723	615	—	—	—
Heva (22)	2,787	—	0.08	—	—	—	—	216	—	—	—
Hosco (22)	17,726	—	0.04	—	—	—	—	663	—	—	—
Star (12,23)	2,851	3.1	—	5.9	5.9	—	8,795	—	168,180	166,930	—
San Juan Silver (12,25)	2,570	11.3	0.01	1.4	1.1	—	38,203	34	49,400	39,850	—
Monte Cristo (26)	913	0.3	0.14	—	—	—	271	131	—	—	—
Rock Creek (12,27)	100,086	1.5	—	—	—	0.7	148,736	—	—	—	658,680
Montanore (12,28)	112,185	1.6	—	—	—	0.7	183,346	—	—	—	759,420
Total Inferred	338,681						504,266	5,694	538,100	515,390	1,421,430

(8)
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
(9)
The term "measured resources" means that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.
(10)
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
(11)
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
(12)
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
(13)
The resource NSR cut-off values for Greens Creek are $210/ton for all zones except the Gallagher Zone at $215/ton; metallurgical recoveries (actual 2022): 81% for silver, 72% for gold, 82% for lead, and 89% for zinc.
(14)
The resource NSR cut-off values for Lucky Friday are $200.57 for the 30 Vein, $227.90 for the Intermediate Veins and $198.48 for the Lucky Friday Vein; metallurgical recoveries (actual 2022): 95% for silver, 95% for lead, and 88% for zinc.
(15)
The average resource cut-off grades at Casa Berardi are 0.11 oz/ton gold for underground and 0.034 oz/ton gold for open pit; metallurgical recovery (actual 2022): 87% for gold; US$/CAN$ exchange rate: 1:1.3.
(16)
The resource NSR cut-off value at Keno Hill is $129.10/ton (CAN$185/tonne); using minimum width of 4.9 feet (1.5m); metallurgical recovery: 93% for silver, 25% for gold, 93% for lead, 72% for zinc; US$/CAN$ exchange rate: 1:1.3
(17)
Indicated resources for most zones at San Sebastian based on $1500/oz gold, $21/oz silver, $1.15/lb lead, $1.35/lb zinc and $3.00/lb copper using an NSR cut-off value of $90.72/ton ($100/tonne); $1700/oz gold used for Toro, Bronco, and Tigre zones. Metallurgical recoveries based on grade dependent recovery curves: recoveries at the mean resource grade average 89% for silver and 84% for gold for oxide material and 85% for silver, 83% for gold, 81% for lead, 86% for zinc, and 83% for copper for sulfide material. Resources reported at a minimum mining width of 8.2 feet (2.5m) for Middle Vein, North Vein, and East Francine, 6.5ft (1.98m) for El Toro, El Bronco, and El Tigre, and 4.9 feet (1.5 m) for Hugh Zone and Andrea.
(18)
Mineral resources for Fire Creek, Hollister and Midas are reported using $1,500/oz for gold and $21.00/oz for silver prices, unless otherwise noted. A minimum mining width is defined as four feet or the vein true thickness plus two feet, whichever is greater.
(19)
Fire Creek mineral resources are reported at a gold equivalent cut-off grade of 0.283 oz/ton. Metallurgical recoveries: 90% for gold and 70% for silver.
(20)
Hollister mineral resources, including the Hatter Graben are reported at a gold equivalent cut-off grade of 0.238 oz/ton. Metallurgical recoveries: 88% for gold and 66% for silver.
(21)
Midas mineral resources are reported at a gold equivalent cut-off grade of 0.237 oz/ton. Metallurgical recoveries: 90% for gold and 70% for silver. A gold-equivalent cut-off grade of 0.1 oz/ton and a gold price of $1,700/oz used for Sinter Zone with resources undiluted.
(22)
Measured, indicated and inferred resources at Heva and Hosco are based on $1,500/oz for gold. Resources are without dilution or material loss at a gold cut-off grade of 0.01 oz/ton (0.33 g/tonne) for open pit and 0.088 oz/ton (3.0 g/tonne) for underground. Metallurgical recovery: Heva: 95% for gold, Hosco: 88% for gold.
(23)
Indicated and Inferred resources at the Star property are reported using a minimum mining width of 4.3 feet and NSR cut-off value of $150/ton; Metallurgical recovery: 93% for silver, 93% for lead, and 87% for zinc.
(24)
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
(25)
Inferred resources reported at a minimum mining width of 6.0 feet for Bulldog and an NSR cut-off value of $175/ton and 5.0 feet for Equity and North Amethyst veins at an NSR cut-off value of $100/ton; based on $1,400/oz for gold, $26.50/oz for silver, $0.85/lb for lead, and $0.85/lb for zinc. Metallurgical recoveries based on grade dependent recovery curves: recoveries at the mean resource grade average 89% for silver and 74% for lead and 81% zinc for the Bulldog and a constant 85% for gold and 85% for silver for North Amethyst and Equity.
(26)
Inferred resource at Monte Cristo reported at a minimum mining width of 5.0 feet; resources based on $1,400/oz for gold, $26.50/oz for silver using a 0.06 oz/ton gold cut-off grade. Metallurgical recovery: 90% for gold and 90% for silver.

(27)
Inferred resource at Rock Creek reported at a minimum thickness of 15 feet and an NSR cut-off value of $24.50/ton; Metallurgical recoveries: 88% for silver and 92% for copper. Resources adjusted based on mining restrictions as defined by USFS, Kootenai National Forest in the June 2003 'Record of Decision, Rock Creek Project'.
(28)
Inferred resource at Montanore reported at a minimum thickness of 15 feet and an NSR cut-off value of $24.50/ton; Metallurgical recoveries: 88% for silver and 92% for copper. Resources adjusted based on mining restrictions as defined by USFS, Kootenai National Forest, Montana DEQ in December 2015 'Joint Final EIS, Montanore Project' and the February 2016 U.S Forest Service - Kootenai National Forest 'Record of Decision, Montanore Project'.

Individual Properties

MATERIAL OPERATING PROPERTIES

Greens Creek

We own 100% of the Greens Creek mine, located on Admiralty Island near Juneau in southeast Alaska at 58° 4’57.00”N Latitude, 134°37’57.40”W Longitude (WGS84). Admiralty Island is accessed by boat, float plane, or helicopter. On the island, the mine site and various surface facilities are accessed by 13 miles of all-weather gravel roads. The Greens Creek mine has been in production since 1989, with a temporary care and maintenance period from April 1993 through July 1996. We report Greens Creek as a separate segment in our consolidated financial statements. See Note 3 of Notes to Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Greens Creek for information on its financial performance.

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

Greens Creek is an underground mine accessed by a ramp from surface which produces approximately 2,300 tons of ore per day. The primary mining methods are cut and fill and longhole stoping. The Greens Creek ore processing facility includes a SAG/ball mill grinding circuit to grind the run of mine ore to liberate the minerals and produce a slurry suitable for differential flotation of mineral concentrates. A gravity circuit recovers free gold that exists as electrum, a gold/silver alloy in the ore. Gravity concentrates are produced from this circuit prior to flotation. Three flotation concentrates are produced: a silver concentrate which contains most of the silver recovered; a zinc concentrate which is low in precious metals content; and a zinc-rich precious metals concentrate that contains gold, silver, zinc, and lead and must be marketed to a smelter utilizing an Imperial Smelting Furnace (ISF) which can simultaneously produce both zinc and lead. Doré is produced from the gravity concentrate by a third-party processor and further refined and sold to precious metal traders. The concentrate products are sold to a number of smelters and traders worldwide. See Note 3 of Notes to Consolidated Financial Statements for information on the significant customers for Greens Creek’s products. Concentrates are shipped from the Hawk Inlet marine terminal about nine miles from the mill.

For more information, see Exhibit 96.1, the Technical Report Summary on the Greens Creek Mine, Alaska, U.S.A., prepared for the Company by the Qualified Person under Section 1300 of SEC Regulation S-K ("QP"), SLR International Corporation ("SLR") with an effective date of December 31, 2021.

The employees at Greens Creek are employees of Hecla Greens Creek Mining Company, our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 491 employees at Greens Creek at December 31, 2022.

Underground definition and exploration drilling during 2022 focused on seven of the nine known mineralized zones on the property. Planned 2023 activities to potentially add reserves and resources include approximately 128,000 feet of definition drilling in seven zones and approximately 26,700 feet of exploration drilling in five zones. In addition to drilling, approximately 550 feet of underground drifting is planned to provide future drilling platforms.

As of December 31, 2022, we have recorded a $37.2 million asset retirement obligation for reclamation and closure costs. We maintained a $92.2 million reclamation and long-term water treatment bond for Greens Creek as of December 31, 2022. The net book value of the Greens Creek property and its associated plant, equipment and mineral interests was approximately $529.3 million as of December 31, 2022. The vintage of the facilities at Greens Creek ranges from the 1980s to 2022.

The current mine plan at Greens Creek utilizes estimates of reserves and resources for approximately 12 years of production, through 2034.

Information with respect to Greens Creek's production, total cost of sales, average Cash Cost, After By-product Credits, Per Silver Ounce, All-In Sustaining Costs (“AISC”), After By-product Credits, Per Silver Ounce, and proven and probable mineral reserves for the past three years is set forth in the following table.

	Years Ended December 31,
Production	2022	2021	2020
Ore milled (tons)	881,445	841,967	818,408
Silver (ounces)	9,741,935	9,243,222	10,494,726
Gold (ounces)	48,216	46,088	48,491
Zinc (tons)	52,312	53,648	56,814
Lead (tons)	19,480	19,873	21,400

Total cost of sales	$232,719	$213,113	$210,748
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$0.70	$(0.65)	$4.88
AISC, After By-Product Credits, per Silver Ounce (1)	$5.77	$3.19	$7.97

Proven Mineral Reserves(2,3,4,5)
Total tons	6,700	1,900	3,200
Silver (ounces per ton)	16.1	9.6	21.8
Gold (ounces per ton)	0.07	0.08	0.10
Zinc (percent)	5.4	4.5	7.8
Lead (percent)	2.3	1.7	3.7
Contained silver (ounces)	107,500	17,900	70,100
Contained gold (ounces)	400	100	300
Contained zinc (tons)	360	80	250
Contained lead (tons)	150	30	120

Probable Mineral Reserves(2,3,4,5)
Total tons	10,667,600	11,073,800	8,975,100
Silver (ounces per ton)	10.9	11.3	12.4
Gold (ounces per ton)	0.09	0.09	0.09
Zinc (percent)	6.5	6.6	7.3
Lead (percent)	2.5	2.5	2.8
Contained silver (ounces)	116,748,100	125,200,900	111,333,300
Contained gold (ounces)	934,700	945,600	827,300
Contained zinc (tons)	694,800	725,830	652,170
Contained lead (tons)	264,600	282,220	254,840

Total Proven and Probable Mineral Reserves(2,3,4,5)
0	10,674,300	11,075,700	8,978,300
Silver (ounces per ton)	11.0	11.3	12.4
Gold (ounces per ton)	0.09	0.09	0.09
Zinc (percent)	6.5	6.6	7.3
Lead (percent)	2.5	2.5	2.8
Contained silver (ounces)	116,855,600	125,218,800	111,403,400
Contained gold (ounces)	935,100	945,700	827,600
Contained zinc (tons)	695,160	725,910	652,420
Contained lead (tons)	264,750	282,250	254,960

(1)
Includes by-product credits from gold, lead and zinc production. Cash Cost, After By-product Credits, Per Silver Ounce and AISC, After By-product Credits, Per Silver Ounce represent non-GAAP measurements that management uses to monitor and evaluate the performance of our mining operations. We believe these measurements provide indicators of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. A reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, to these non-GAAP measures can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Total Costs of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).
(2)
Proven and probable mineral reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and smelter payables, and cash operating costs. Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Greens Creek, the cutoff grade is expressed in terms of NSR, rather than metal grade. The cut-off grade at Greens Creek is $210 per ton NSR for all zones except Gallagher, which has a cutoff grade of $215 per ton NSR. The cut-off grade calculations include costs associated with mining, processing, surface operations, environmental, general administrative, sustaining capital, and royalty charges, if any. Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2022	2021	2020
Silver (per ounce)	$17.00	$17.00	$16.00
Gold (per ounce)	$1,600	$1,600	$1,300
Lead (per pound)	$0.90	$0.90	$0.90
Zinc (per pound)	$1.15	$1.15	$1.15

(3)
Reserves are in-situ materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2022 reserve model assumes average total mill recoveries of 81% for silver, 72% for gold, 90% for zinc and 82% for lead.

(4)
The change in reserves in 2022 versus 2021 was due to due to data from new drill holes, partially offset by continued depletion of the deposit through production and reclassification of some material to indicated resource given proximity to previously mined areas; these reclassified areas will be evaluated during 2023. The change in reserves in 2021 versus 2020 was due to due to data from new drill holes and changes in NSR coefficient changes and smelter terms, partially offset by continued depletion of the deposit through production.

(5)
Probable reserves at Greens Creek are based on average drill spacing of 50 to 100 feet. Proven reserves typically require that mining samples for the basis of the ore grade estimates used, while probable reserve grade estimates can be based entirely on drilling results. The proven reserves reported for Greens Creek for 2022 represent stockpiled ore.

Information on in-situ mineral resources for the past three years is set forth in the following table.

	Years Ended December 31,
	2022	2021	2020
Measured Resources (1,2,3)
Total tons	—	—	296,500
Silver (ounces per ton)	—	—	12.9
Gold (ounces per ton)	—	—	0.11
Zinc (percent)	—	—	10.3
Lead (percent)	—	—	3.1
Silver (ounces)	—	—	3,836,800
Gold (ounces)	—	—	33,000
Zinc (tons)	—	—	30,500
Lead (tons)	—	—	9,310

Indicated Resources (1,2,3)
Total tons	8,421,200	8,355,000	8,598,500
Silver (ounces per ton)	12.9	12.8	12.9
Gold (ounces per ton)	0.10	0.10	0.10
Zinc (percent)	8.0	8.4	8.2
Lead (percent)	2.9	3.0	3.0
Silver (ounces)	108,717,200	106,670,300	110,843,800
Gold (ounces)	810,300	835,900	848,200
Zinc (tons)	675,740	701,520	708,520
Lead (tons)	245,990	250,040	256,790

Measured and Indicated Resources (1,2,3)
Total tons	8,421,200	8,355,000	8,895,000
Silver (ounces per ton)	12.9	12.8	12.9
Gold (ounces per ton)	0.10	0.10	0.10
Zinc (percent)	8.0	8.4	8.3
Lead (percent)	2.9	3.0	3.0
Silver (ounces)	108,717,200	106,670,300	114,680,600
Gold (ounces)	810,300	835,900	881,200
Zinc (tons)	675,740	701,520	739,020
Lead (tons)	245,990	250,040	266,100

Inferred Resources (1,2,3)
Total tons	2,383,200	2,151,700	1,766,700
Silver (ounces per ton)	12.2	12.8	13.2
Gold (ounces per ton)	0.08	0.08	0.08
Zinc (percent)	6.9	6.8	7.0
Lead (percent)	2.8	2.8	2.8
Silver (ounces)	28,949,200	27,507,500	23,370,400
Gold (ounces)	178,100	163,700	145,400
Zinc (tons)	164,080	146,020	123,480
Lead (tons)	67,400	60,140	49,670

(1)
Mineral resources are based on $1,700/oz for gold, $21.00/oz for silver, $1.15/lb for lead, $1.35/lb for zinc and are reported in-situ and exclusive of mineral reserves.

(2)
The resource NSR cut-off grades for Greens Creek are $210/ton for all zones except the Gallagher Zone at $215/ton; metallurgical recoveries (actual 2022): 81% for silver, 72% for gold, 82% for lead and 89% for zinc.

(3)
Measured resources were not defined for year-end 2022; indicated resources for silver increased 3% from 2021 given additions from drilling and reclassification of some previously defined reserve material; inferred resources for silver increased 5% from 2021 given additions from drilling.

Lucky Friday

Since 1958 (wholly owned since 1964), we have owned and operated the Lucky Friday mine, a deep underground silver, lead and zinc mine located in the Coeur d’Alene Mining District in northern Idaho at 47°28'15.70”N Latitude, 115°47'0.44”W Longitude (WGS84). Lucky Friday is one-quarter mile east of Mullan, Idaho, and is adjacent to U.S. Interstate 90. We report Lucky Friday as a separate segment in our consolidated financial statements. See Note 3 of Notes to Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Lucky Friday for information on its financial performance.

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

Access to the mining horizons from the surface is by shaft access. Once underground, trackless drifts and ramps are utilized to reach the mining areas. An internal, hoisting shaft was completed in 2017 to extend access at depth in the Gold Hunter area. The principal mining methods in use at Lucky Friday consist of underhand systems with integral paste fill and varying degrees of mechanization. In 2021, we tested and implemented the UCB mining method. The UCB method is a new, productive mining method developed by Hecla for proactive control of fault-slip seismicity in deep, high-stress, narrow-vein mining. The method uses bench drilling and blasting methods to fragment significant vertical and lateral extents of the vein beneath a top cut taken along the strike of the vein and under engineered backfill. The method is accomplished without the use of drop raises or lower mucking drives which may result in local stress concentrations and increased exposure to seismic events. Large blasts using up to 35,000 lbs. of pumped emulsion and programmable electronic detonators fragment up to 350 feet of strike length to a depth of approximately 30 feet. These large blasts proactively induce fault-slip seismicity at the time of the blast and shortly after it. This blasted corridor is then mined underhand for two cuts. As these cuts are mined, little to no blasting is done to advance them. Dilution is controlled by supporting the hanging wall and footwall as the mining progresses through the blasted ore. The entire cycle repeats and stoping advances downdip, under fill, and in a destressed zone. The method allows for greater control of fault-slip seismic events significantly improving safety. In conjunction, a notable productivity increase has been achieved by reducing seismic delays and utilizing bulk mining activities. In 2022 and 2021, 88% and 86%, respectively of the tons mined were produced through the UCB method. The underhand cut and fill method was also utilized in 2022 and 2021. Under this method, once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed below from the ramp system. Both methods utilize rubber-tired equipment to access the veins through ramps developed outside of the ore body.

Ore at Lucky Friday is processed using a conventional lead/zinc flotation flowsheet, and the plant capacity currently is estimated at 1,165 tons per day. Ore was processed at an average rate of approximately 978 tons per day, and total mill recovery was approximately 95% for silver, 95% for lead and 88% for zinc during 2022.

For more information, see Exhibit 96.2, the Technical Report Summary on the Lucky Friday Mine, Idaho, U.S.A., prepared for the Company by the QP, SLR, with an effective date of December 31, 2021.

At December 31, 2022, there were 383 employees at Lucky Friday. The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union is the bargaining agent for Lucky Friday’s 277 hourly employees as of December 31, 2022. During early January 2023, the bargaining agent ratified a six year labor agreement that expires in May 2029. Following a strike that started in March 2017 and ended in early January 2020, re-staffing of the mine and ramp-up activities were completed during 2020, with a return to full production starting in the fourth quarter of 2020.

As of December 31, 2022, we have recorded a $13.3 million asset retirement obligation for reclamation and closure costs. The net book value of the Lucky Friday property and its associated plant, equipment and mineral interests was approximately $521.5 million as of December 31, 2022. The vintage of the facilities at Lucky Friday ranges from the 1950s to 2022.

The current mine plan at Lucky Friday utilizes estimates of reserves and resources for approximately 16 years of production.

Information with respect to the Lucky Friday’s production, total cost of sales, average Cash Cost, After By-product Credits, Per Silver Ounce, AISC, After By-product Credits, Per Silver Ounce, and proven and probable in -situ mineral reserves for the past three years is set forth in the table below.

	Years Ended December 31,
Production	2022	2021	2020
Ore milled (tons)	356,907	321,837	179,208
Silver (ounces)	4,412,764	3,564,128	2,031,874
Lead (tons)	29,233	23,137	12,727
Zinc (tons)	12,436	9,969	6,298

Total cost of sales	$116,598	$97,538	$56,706
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$5.06	$6.60	$9.34
AISC, After By-product Credits, Per Silver Ounce (1)	$12.86	$14.34	$18.22

Proven Mineral Reserves(2,3,4)
Total tons	4,734,200	4,690,700	4,392,500
Silver (ounces per ton)	13.8	13.9	14.2
Lead (percent)	8.6	8.4	8.8
Zinc (percent)	3.7	3.4	4.1
Contained silver (ounces)	64,637,800	65,313,300	62,290,100
Contained lead (tons)	404,160	395,290	386,210
Contained zinc (tons)	174,510	159,360	180,060

Probable Mineral Reserves(2,3,4)
Total tons	840,100	765,400	1,371,900
Silver (ounces per ton)	12.8	12.3	10.7
Lead (percent)	8.1	7.5	7.2
Zinc (percent)	3.2	2.8	3.9
Contained silver (ounces)	9,978,200	9,386,000	14,701,600
Contained lead (tons)	63,510	57,160	99,170
Contained zinc (tons)	25,030	21,650	53,190

Total Proven and Probable Mineral Reserves(2,3,4)
Total tons	5,574,300	5,456,100	5,764,400
Silver (ounces per ton)	13.4	13.7	13.4
Lead (percent)	8.4	8.3	8.4
Zinc (percent)	3.6	3.3	4.0
Contained silver (ounces)	74,616,000	74,699,300	76,991,700
Contained lead (tons)	467,670	452,450	485,380
Contained zinc (tons)	199,540	181,010	233,250

(1)
Includes by-product credits from lead and zinc production. Cash Cost, After By-product Credits, Per Silver Ounce and AISC, After By-product Credits, Per Silver Ounce, represent non-GAAP measurements that management uses to monitor and evaluate the performance of our mining operations. We believe these measurements provide indicators of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization is presented for the full year of 2020. However, Cash Cost, After By-product Credits and AISC, After By-product Credits only reflect results for the fourth quarter of 2020, as production was ramped-up during the first three quarters of 2020 following the end of the strike. A reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, to these non-GAAP measures can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Total cost of sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

(2)
Proven and probable mineral reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and smelter payables, and cash operating costs. Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Lucky Friday, the cutoff grade is expressed in terms of NSR, rather than metal grade. The reserve NSR cut-off values for Lucky Friday are $241.34/ton for the 30 Vein and $268.67/ton for the Intermediate Veins. The cut-off grade calculations include costs associated with mining, processing, surface operations, environmental, general administrative, and sustaining capital. Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2022	2021	2020
Silver (per ounce)	$17.00	$17.00	$16.00
Lead (per pound)	$0.90	$0.90	$0.90
Zinc (per pound)	$1.15	$1.15	$1.15

(3)
Reserves are in-situ materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2022 reserve model assumes average total mill recoveries of 95% for silver, 95% for lead and 90% for zinc.

(4)
The change in reserves in 2022 from 2021 was due to inclusion of definition drilling information and additional reserve optimization and resource conversion, partially offset by depletion of the deposit through production and changes due to increases to the NSR cut-off value given increased operating costs. The change in reserve in 2021 from 2020 was due to inclusion of definition drilling information, partially offset by depletion of the deposit through production.

Information on in-situ mineral resources for the past three years is set forth in the following table.

	Years Ended December 31,
	2022	2021	2020
Measured Resources (1,2,3)
Total tons	6,237,300	8,652,500	9,007,400
Silver (ounces per ton)	7.8	7.6	7.6
Lead (percent)	5.4	4.9	4.8
Zinc (percent)	2.6	2.5	2.4
Silver (ounces)	48,550,600	65,752,300	68,542,900
Lead (tons)	335,850	425,100	430,950
Zinc (tons)	161,000	213,480	218,740

Indicated Resources (1,2,3)
Total tons	1,193,800	1,840,500	2,274,900
Silver (ounces per ton)	8.0	7.6	7.8
Lead (percent)	5.4	5.1	5.3
Zinc (percent)	2.2	2.4	2.2
Silver (ounces)	9,581,300	14,010,000	17,843,500
Lead (tons)	64,390	93,140	120,390
Zinc (tons)	26,200	44,120	50,970

Measured and Indicated Resources (1,2,3)
Total tons	7,431,100	10,493,000	11,282,300
Silver (ounces per ton)	7.8	7.6	7.7
Lead (percent)	5.4	4.9	4.9
Zinc (percent)	2.5	2.5	2.4
Silver (ounces)	58,131,900	79,762,300	86,386,400
Lead (tons)	400,240	518,240	551,340
Zinc (tons)	187,200	257,600	269,710

Inferred Resources (1,2,3)
Total tons	3,591,600	5,376,900	3,068,600
Silver (ounces per ton)	8.7	7.8	8.3
Lead (percent)	6.3	5.8	6.3
Zinc (percent)	2.4	2.4	2.7
Silver (ounces)	31,263,800	41,871,500	25,359,400
Lead (tons)	224,670	311,850	192,200
Zinc (tons)	84,700	129,600	83,350

(1)
Mineral resources are based on $21.00/oz for silver, $1.15/lb for lead, $1.35/lb for zinc and are reported in-situ and exclusive of mineral reserves.

(2)
The resource NSR cut-off values for Lucky Friday are $200.57/ton for the 30 Vein, $227.90/ton for the Intermediate Veins and $198.48/ton for the Lucky Friday Vein; metallurgical recoveries (actual 2022): 95% for silver, 95% for lead and 88% for zinc. The cut-off grade calculations include costs associated with mining, processing, surface operations, environmental, general administrative, and sustaining capital.

(3)
Measured and indicated resources for silver declined 27% from 2021 given conversion to mineral reserves and changes due to increased cut-off values; inferred silver resources decreased 25% from 2021 given some conversion to indicated resources and changes due to increased cut-off values.

Casa Berardi

Since June 2013, we have owned and operated 100% of Casa Berardi, located 95 kilometers north of La Sarre in the Abitibi Region of northwestern Quebec, Canada at 49°34'0.72”N Latitude, 79°15'56.05”W Longitude (WGS84). The property borders Ontario to the west and covers parts of Casa Berardi, Dieppe, Raymond, D'Estrees, and Puiseaux townships. We report Casa Berardi as a separate segment in our consolidated financial statements. See Note 3 of Notes to Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Casa Berardi for information on its financial performance.

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

The ore at Casa Berardi is extracted using a combination of underground and open pit mining methods. The mill utilizes a combination of gravity recovery for coarse gold and cyanidation for fine gold. The ore is crushed and ground to produce a slurry suitable for the subsequent recovery processes. Crushing and grinding is accomplished by a jaw crusher followed by a SAG mill and ball mill. Coarse gold reports to the gravity circuit consisting of Knelson concentrators followed by high intensity leaching and electrowinning. Fine gold reports to the cyanide leach train. Due to the presence of naturally occurring organic carbon in the ore, the Carbon-In-Leach (“CIL”) approach is used in a cyanidation circuit. Gold is adsorbed onto carbon in the leach train and later desorbed for electrowinning. Sludge from the electrowinning cells is melted in a furnace to produce doré, the final product produced at Casa Berardi. In 2022, the mill processed 1,588,739 tons, for an average of 4,353 tons per day.

For more information, see Exhibit 96.3, the Technical Report Summary on the Casa Berardi Mine, Northwestern Québec, Canada, prepared for the Company by the QP, SLR with an effective date of December 31, 2021.

The employees at Casa Berardi are employees of Hecla Quebec Inc., our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 675 employees at Casa Berardi at December 31, 2022. We also utilize third-party contractors, which use their employees and equipment, for some of the mining activities at Casa Berardi.

The current mine plan at Casa Berardi utilizes estimates of reserves and resources for approximately 12 years of production to 2035, and includes anticipated production from the underground and open pit mine areas.

Underground definition drilling during 2022 concentrated within the East Mine and West Mine areas to refine orebody shapes and gold grade distributions for mine planning and reserves. Underground exploration drilling in the West Mine focused on expanding mineralization down-plunge and testing extensions to the west and to the east of each zone. Drilling in the East Mine tested extensions of high-grade mineralization down plunge and along strike of the mineral lenses. Limited surface drilling focused on defining and expanding mineralization within and near the future open pits.

The 2023 definition program includes approximately 78,000 feet of underground drilling in six zones in the West and East mine areas and 1,100 feet of underground drifting in three zones in the West and East mine areas to establish future drilling platforms. The definition drilling programs are expected to further evaluate current production zones to refine orebody shapes and gold grade distributions for mine planning and reserves.

The exploration program for 2023 includes 10,500 feet of surface drilling, 88,500 feet of underground drilling and 1,835 feet of underground drifting in the East and West Mine areas. Exploration drilling from underground will evaluate extensions of mineralization in seven zones in the East Mine and West Mine areas. Surface exploration drilling planned for 2023 will focus on 134 and 152/157 zone for testing both surface and underground mining targets in the East Mine area.

The net book value of the Casa Berardi property and its associated plant, equipment and mineral interests was approximately $619.9 million as of December 31, 2022. As of December 31, 2022, we have recorded a $11.4 million asset retirement obligation for reclamation and closure costs. We maintain a surety bond as financial guarantee for future reclamation and closure work.

Information with respect to the Casa Berardi’s production, total cost of sales, average Cash Cost, After By-product Credits, Per Gold Ounce, AISC, After By-product Credits, Per Gold Ounce, and proven and probable in-situ mineral reserves for the past three years is set forth in the table below.

	Year Ended December 31,
Production	2022	2021	2020
Ore milled (tons)	1,588,739	1,528,246	1,283,701
Gold (ounces)	127,590	134,511	121,492
Silver (ounces)	28,289	33,571	24,142

Total cost of sales	$248,898	$229,829	$194,414
Cash Cost, After By-product Credits, Per Gold Ounce (1)	$1,478	$1,125	$1,131
AISC, After By-product Credits, Per Gold Ounce (1)	$1,825	$1,399	$1,436

Proven Mineral Reserves(2,3,4)
Total tons	4,961,400	5,685,600	5,474,900
Gold (ounces per ton)	0.10	0.11	0.10
Contained gold (ounces)	512,300	596,300	567,400

Probable Mineral Reserves(2,3,4)
Total tons	13,422,600	15,065,800	11,295,600
Gold (ounces per ton)	0.08	0.08	0.09
Contained gold (ounces)	1,101,600	1,187,700	974,600

Total Proven and Probable Mineral Reserves(2,3,4)
Total tons	18,384,000	20,751,400	16,770,500
Gold (ounces per ton)	0.09	0.09	0.09
Contained gold (ounces)	1,613,900	1,784,000	1,542,000

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

(2)
Proven and probable mineral reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and refiner payables, and cash operating costs. The average cutoff grade at Casa Berardi is 0.12 ounces per ton for underground reserves and 0.04 ounces per ton for open pit reserves. Our estimates of proven and probable reserves are based on the prices of $1,600 per gold ounce for 2022 and 2021 and $1,300 per gold ounce for 2020.

(3)
Reserves are in-situ materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2022 reserve model assumes average total mill recoveries for gold of approximately 85% for reserves.

(4)
The change in reserves in 2022 compared to 2021 resulted from inclusion of definition drilling information, partially offset by depletion of the deposit through production and an increase of the cut-off grade given increased operating costs. The change in 2021 compared to 2020 resulted from inclusion of definition drilling information, partially offset by depletion of the deposit through production.

Information on in-situ mineral resources for the past three years is set forth in the following table.

	Years Ended December 31,
	2022	2021	2020
Measured Resources (1,2,3)
Total tons	2,922,400	2,368,100	3,055,300
Gold (ounces per ton)	0.19	0.15	0.13
Gold (ounces)	549,700	355,200	401,600

Indicated Resources (1,2,3)
Total tons	5,193,300	5,396,000	7,045,500
Gold (ounces per ton)	0.14	0.13	0.12
Gold (ounces)	707,800	699,200	846,900

Measured and Indicated Resources (1,2,3)
Total tons	8,115,700	7,764,100	10,100,800
Gold (ounces per ton)	0.16	0.14	0.12
Gold (ounces)	1,257,500	1,054,400	1,248,500

Inferred Resources (1,2,3)
Total tons	10,049,200	10,125,700	11,676,100
Gold (ounces per ton)	0.08	0.08	0.08
Gold (ounces)	819,800	790,500	952,600

(1)
Mineral resources are based on $1,700/oz for gold and a USD/CAD exchange rate: 1:1.3 and are reported in-situ and exclusive of mineral reserves.

(2)
The average resource cut-off grades at Casa Berardi are 0.11 oz/ton gold for underground and 0.034 oz/ton for open pit; metallurgical recovery (actual 2022): 87% for gold.

(3)
Measured and indicated mineral gold resources are essentially the same as 2021, with a 1% increase in contained ounces, due to drilling and some conversion from reserve given increased cut-off grades. Inferred gold resources increased 4% over 2021 due to drill additions.

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

Item 3. Legal Proceedings

For a discussion of our legal proceedings, see Note 14 of Notes to Consolidated Financial Statements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange, Inc. under the symbol “HL.” As of February 10, 2023, there were 2,945 stockholders of record of our common stock.

The following table provides information as of December 31, 2022 regarding our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2010 Stock Incentive Plan	—	N/A	13,808,002
Stock Plan for Non-Employee Directors	—	N/A	2,170,959
Key Employee Deferred Compensation Plan	—	N/A	1,665,037
Total	—	N/A	17,643,998

See Note 11 of Notes to Consolidated Financial Statements for information regarding the above plans.

For the years 2022, 2021 and 2020, we issued shares of our common stock on multiple occasions to three of our employee benefit plans in order to fund our obligations under those plans. Each issuance was made pursuant to an exemption from registration under the Securities Act pursuant to Section 4(a)(2) of that Act and, except for the October 14, 2022 contribution, was followed by the filing of a shelf registration statement on SEC Form S-3 allowing for the public resales of those shares. We did not receive any cash proceeds from any of the above issuances of shares of common stock. The issuances were as follows:

Date	Purchaser	Number of Shares	Value of Shares at Issuance ($)
October 14, 2022	Hecla Mining Company Pre-2005 Supplemental Excess Retirement Plan and the Hecla Mining Company Post-2004 Supplemental Excess Retirement Plan ("SERP")	1,000,000	$4.2 million
May 19, 2022	Hecla Mining Company Retirement Plan Trust (“Hecla Plan”)	900,000	$4.2 million
	Lucky Friday Pension Plan Trust (“Lucky Friday Plan”)	290,000	$1.3 million
September 22, 2021	Hecla Mining Company Retirement Plan Trust (“Hecla Plan”)	900,000	$4.9 million
	Lucky Friday Pension Plan Trust (“Lucky Friday Plan”)	100,000	$0.5 million
January 27, 2021	SERP	3,500,000	$16.8 million
November 20, 2020	Hecla Plan	554,455	$2.8 million
	Lucky Friday Plan	89,109	$0.5 million
August 18, 2020	Hecla Plan	1,653,160	$10.0 million
	Lucky Friday Plan	405,186	$2.4 million
April 9, 2020	Hecla Plan	119,048	$0.3 million
	Lucky Friday Plan	47,619	$0.1 million

The following performance graph compares the performance of our common stock during the period beginning December 31, 2017 and ending December 31, 2022 to the S&P 500 and the S&P 500 Gold Index. The graph assumes a $100 investment in our common stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments on a quarterly basis throughout the period.

Comparison of 5 Year Cumulative Total Return

Among Hecla Mining Company, the S&P 500 Index, and the S&P Gold Index

Date	Hecla Mining	S&P 500	S&P 500 Gold Index
December 2017	$100.00	$100.00	$100.00
December 2018	$59.63	$92.30	$84.61
December 2019	$85.85	$120.90	$98.72
December 2020	$164.52	$140.28	$92.61
December 2021	$133.48	$178.04	$126.84
December 2022	$142.74	$143.58	$137.90

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

On May 8, 2012, we announced that our board of directors approved a stock repurchase program. Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions. See Note 11 of Notes to Consolidated Financial Statements for more information. We made no purchases of our outstanding common stock during the year ended December 31, 2022.

Item 6. Reserved

Not applicable

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

Overview

Established in 1891, we believe we are the oldest operating precious metals mining company in the United States. We are the largest silver producer in the United States, producing over 40% of the U.S. silver production at our Greens Creek and Lucky Friday operations. We produce gold at our Casa Berardi operation in Quebec, Canada, and Greens Creek, and produced gold at our Nevada Operations segment prior to suspension of operations during 2021. We also produced silver and gold at San Sebastian in Mexico, which was considered an operating segment prior to 2021. Production ceased in the fourth quarter of 2020, and exploration activities are currently ongoing. San Sebastian's activity for all periods presented in this Annual Report on Form 10-K is included in "other". We are developing the Keno Hill mine in the Yukon, Canada which we acquired on September 7, 2022, and which we expect will start producing silver in the third quarter of 2023. Based upon our operational footprint, we believe we have low political and economic risk compared to other mines located in other parts of the world. Our exploration interests are located in the United States, Canada and Mexico. Our operating and strategic framework is based on expanding our production and locating and developing new resource potential in a safe and responsible manner.

Acquisition of Alexco

On September 7, 2022, we completed the acquisition of the remaining 90.1% of Alexco Resource Corp. ("Alexco") that we did not already own for non-cash consideration of 17,992,875 shares of our common stock valued at $68.7 million. Total consideration for the acquisition, deemed to be an asset acquisition under GAAP, was $81.5 million of which $76.4 million was non cash, including the fair value of our common stock issued and the fair value of the 9.9% Alexco investment held by us prior to the completion of the acquisition and previously accounted for as marketable equity securities of $7.7 million. Acquisition costs also included transaction costs of $5.1 million. The total consideration was allocated to the acquired assets and assumed liabilities based on their estimated fair values on the acquisition date, which primarily consisted of mineral interests of $236.6 million, a related deferred tax liability of $12.9 million, net liabilities of $7.2 million and a silver stream liability of $135 million. Immediately following the closure of the acquisition, we settled the silver stream liability with the stream holder for 34,800,990 shares of our common stock. Prior to September 7, 2022, we advanced $25 million to Alexco to fund its operations on market terms. The advance was assumed upon acquisition and is eliminated upon consolidation.

2022 Highlights

Operational:

•
Produced 14.2 million ounces of silver and 175,807 ounces of gold. See Consolidated Results of Operations below for information on cost of sales and other direct production costs and depreciation, depletion and amortization and cash costs and AISC, after by-product credits, per silver and gold ounce for 2022, 2021 and 2020.
•
Increased Lucky Friday silver production by 24% to 4.4 million ounces with the UCB mining method accounting for 88% of the tons mined in 2022 and 86% in 2021.
•
Continued our trend of strong safety performance, as our All Injury Frequency Rate (“AIFR”) for 2022 was 1.22.

Financial:

•
Reported sales of $718.9 million.
•
Generated $89.9 million in net cash provided by operating activities. See the Financial Liquidity and Capital Resources section below for further discussion.
•
Made capital expenditures (excluding lease additions and other non-cash items) of approximately $149.4 million, including $39.7 million at Casa Berardi, $36.9 million at Greens Creek, $51.0 million at Lucky Friday, and $19.7 million at Keno Hill.
•
Returned $12.9 million to our stockholders through dividend payments.

Our average realized gold price increased while our realized price for silver, lead and zinc prices decreased in 2022 compared to 2021. Our average realized silver, gold, lead and zinc prices increased in 2021 compared to 2020. See the Consolidated Results of Operations section below for information on our average realized metals prices for 2022, 2021 and 2020. Lead and zinc represent important by-products at our Greens Creek and Lucky Friday segments, and gold is also a significant by-product at Greens Creek.

See the Consolidated Results of Operations section below for a discussion of the factors impacting income applicable to common stockholders for the three years ended December 31, 2022, 2021 and 2020.

Key Issues Impacting our Business

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
•
maintaining and investing in exploration and pre-development projects in the vicinities of mining districts and projects we believe to be under-explored and under-invested: Greens Creek on Alaska's Admiralty Island located near Juneau; North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; the silver-producing district near Durango, Mexico; in the vicinity of our Casa Berardi mine and the Heva-Hosco project in the Abitibi region of northwestern Quebec, Canada; our projects located in two districts in Nevada; our projects in the Keno Hill mining district in the Yukon Territory, Canada; northwestern Montana; the Creede district of southwestern Colorado; the Kinskuch project in British Columbia, Canada; and the Republic Mining District in Washington state;
•
improving operations at each of our mines, which includes incurring costs for new technologies and equipment;
•
expanding our proven and probable reserves, mineral resources and production capacity at our properties;
•
conducting our business with financial stewardship to preserve our financial position in varying metals price and operational environments;
•
advancing permitting of our Montana assets; and
•
seeking opportunities to acquire and invest in mining and exploration properties and companies.

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association’s CORESafety program. We seek to implement reasonable best practices with respect to mine safety and emergency preparedness. We respond to issues outlined in investigations and inspections by MSHA, the Commission of Labor Standards, Pay Equity and Occupational Health and Safety in Quebec, the Workers' Safety and Compensation Board in the Yukon and the Mexico Ministry of Economy and Mining and continue to evaluate our safety practices. There can be no assurance that our practices will mitigate or eliminate all safety risks. Achieving and maintaining compliance with regulations will be challenging and may increase our operating costs. See Item 1A. Risk Factors - We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law.

Since its outbreak in 2020, the COVID-19 pandemic impacted our operational practices and we continue to incur incremental costs and modify our operational plans to keep our workforce safe. In 2020, the pandemic adversely impacted our expected production of gold at Casa Berardi and exploration drilling at Greens Creek. We incurred $0.5 million, $4.3 million and $5.8 million in COVID-19 mitigation costs during 2022, 2021 and 2020, respectively. To mitigate the impact of COVID-19, we have taken precautionary measures, including implementing operational plans and practices and increasing our cash reserves. As long as they are required, the operational practices implemented could continue to have an adverse impact on our operating results due to additional costs or deferred production and revenues. There is uncertainty related to the potential additional impacts COVID-19 and any variants could have on our operations and financial results for 2023 and beyond. See Item IA. Risk Factors - Natural disasters, public health crises (including COVID-19), political crises, and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results and The COVID-19 virus pandemic may heighten other risks.

A number of key factors may impact the execution of our strategy, including regulatory issues, metals prices and inflationary pressures on input costs. Metals prices can be very volatile and are influenced by a number of factors beyond our control (except on a limited basis through the use of derivative contracts). See Item 7. Critical Accounting Estimates and Note 9 of Notes to Consolidated Financial Statements. While we believe longer-term global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue. We also experienced significant cost increases compared to 2021 across our operations.

Volatility in global financial markets and other factors can pose a significant challenge to our ability to access credit and equity markets, should we need to do so. We utilize forward contracts to manage exposure to declines in the prices of (i) silver, gold, zinc and lead contained in our concentrates that have been shipped but have not yet settled, and (ii) zinc and lead that we forecast for future concentrate shipments. In addition, we have in place a $150 million revolving credit agreement, with an option to be increased in an aggregate amount not to exceed $75 million. As of December 31, 2022, $7.8 million was used for lines of credit, leaving approximately $142.2 million available for borrowing.

Another challenge for us is the risk associated with environmental litigation and ongoing reclamation activities. As described in Item 1A. Risk Factors and in Note 14 of Notes to Consolidated Financial Statements, it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans. We are involved in various environmental legal matters and the estimate of our environmental liabilities and liquidity needs, as well as our strategic plans, may be significantly impacted as a result of these matters or new matters that may arise. We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and attempt to resolve environmental litigation on terms as favorable to us as possible.

Reserve and resource estimation is a major risk inherent in mining. Our reserve and resource estimates, which underlie (i) our mining and investment plans, (ii) the valuation of a significant portion of our long-term assets and (iii) depreciation, depletion and amortization expense, may change based on economic factors and actual production experience. Until ore is mined and processed, the volumes and grades of our reserves and resources must be considered as estimates. Our reserves are depleted as we mine. Reserves and resources can also change as a result of changes in economic and operating assumptions. See Item 1A. Risk Factors - Our ore reserve and resource estimates may be imprecise.

Consolidated Results of Operations

Sales of products by metal for the years ended December 31, 2020, 2021 and 2022, and the approximate variances attributed to differences in metals prices, sales volumes and smelter terms, were as follows:

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
2020	$260,227	$356,166	$143,841	$(68,361)	$691,873
Variances - 2021 versus 2020:
Price	43,420	6,483	49,028	49	98,980
Volume	(10,001)	(612)	7,854	869	(1,890)
Smelter terms	—	—	—	18,510	18,510
2021	293,646	362,037	200,723	(48,933)	807,473
Variances - 2022 versus 2021:
Price	(45,590)	676	(3,710)	(1,270)	(49,894)
Volume	17,089	(63,719)	9,428	(2,172)	(39,374)
Smelter terms	(91)	(84)	—	402	227
2022	$265,054	$298,910	$206,441	$(51,973)	$718,432

Average market and realized metals prices for 2022, 2021 and 2020 were as follows:

		Average price for the year ended December 31,
		2022	2021	2020
Silver —	London PM Fix ($/ounce)	$21.75	$25.17	$20.51
	Realized price per ounce	21.53	25.24	21.15
Gold —	London PM Fix ($/ounce)	1,801	1,800	1,770
	Realized price per ounce	1,803	1,796	1,757
Lead —	LME Final Cash Buyer ($/pound)	0.98	1.00	0.83
	Realized price per pound	1.01	1.03	0.84
Zinc —	LME Final Cash Buyer ($/pound)	1.58	1.36	1.03
	Realized price per pound	1.41	1.44	1.03

Average realized prices differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices. Due to the time elapsed between shipment of concentrates and final settlement with customers, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement. We recorded net negative price adjustments to provisional settlements of $20.8 million in 2022. For 2021 and 2020 we recorded positive price adjustments to provisional settlements of $9.3 million and $8.0 million, respectively. The price adjustments related to silver, gold, zinc and lead contained in our concentrate sales were partially offset by gains and losses on forward contracts for those metals for each year (see Note 9 of Notes to Consolidated Financial Statements for more information). The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc. Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in products sold during the period.

Total metals production and sales volumes for each period are shown in the following table:

		Year Ended December 31,
		2022	2021	2020
Silver -	Ounces produced	14,182,987	12,887,240	13,542,957
	Payable ounces sold	12,311,595	11,633,802	12,305,917
Gold -	Ounces produced	175,807	201,327	208,962
	Payable ounces sold	165,818	201,610	202,694
Lead -	Tons produced	48,713	43,010	34,127
	Payable tons sold	41,423	36,707	29,108
Zinc -	Tons produced	64,748	63,617	63,112
	Payable tons sold	43,658	43,626	46,349

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

Sales, total cost of sales, gross profit, Cash Cost, After By-product Credits, per Ounce (non-GAAP) and All-In Sustaining Cost, After By-product Credits, per Ounce (“AISC”) (non-GAAP) at our operations for 2022, 2021 and 2020 were as follows (in thousands, except for Cash Cost and AISC, each After By-Product Credits, per Ounce):

	Silver				Gold
	Greens Creek	Lucky Friday	Other (3)	Total Silver (2)	Casa Berardi	Nevada Operations & Other (4)	Total Gold
2022:
Sales	$335,062	$147,814	—	$482,876	$235,136	$893	$236,029
Total cost of sales	(232,718)	(116,598)	—	(349,316)	(248,898)	(4,535)	(253,433)
Gross profit (loss)	$102,344	$31,216	—	$133,560	$(13,762)	$(3,642)	$(17,404)
Cash Cost, After By-product Credits, per Silver or Gold Ounce (1)	$0.70	$5.06	—	$2.06	$1,478	$—	$1,478
AISC, After By-product Credits, per Silver or Gold Ounce (1)	$5.77	$12.86	—	$11.25	$1,825	$—	$1,825
2021:
Sales	$384,843	$131,488	$176	$516,507	$245,152	$45,814	$290,966
Total cost of sales	(213,113)	(97,538)	(247)	(310,898)	(229,829)	(48,945)	(278,774)
Gross profit (loss)	$171,730	$33,950	$(71)	$205,609	$15,323	$(3,131)	$12,192
Cash Cost, After By-product Credits, per Silver or Gold Ounce (1)	$(0.65)	$6.60		$1.37	$1,125	$1,137	$1,127
AISC, After By-product Credits, per Silver or Gold Ounce (1)	$3.19	$14.34		9.19	$1,399	$1,211	$1,374
2020:
Sales	$327,820	$63,025	$32,906	$423,751	$209,224	$58,898	$268,122
Total cost of sales	(210,748)	(56,706)	(24,104)	(291,558)	(194,414)	(44,801)	(239,215)
Gross profit (loss)	$117,072	$6,319	$8,802	$132,193	$14,810	$14,097	$28,907
Cash Cost, After By-product Credits, per Silver or Gold Ounce (1)	$4.88	$9.34		$5.18	$1,131	$716	$1,045
AISC, After By-product Credits, per Silver or Gold Ounce (1)	$7.97	$18.22		$11.37	$1,436	$787	$1,302

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

(4)
Other includes $474,000 of sales and $464,000 of cost of sales of the environmental services business acquired as part of the Alexco acquisition

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
•
metallurgical treatment maximizes silver recovery; and
•
the Greens Creek and Lucky Friday deposits are massive sulfide deposits containing an unusually high proportion of silver; and in most of their working areas, Greens Creek and Lucky Friday utilize selective mining methods in which silver is the metal targeted for highest recovery.

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

For the year ended December 31, 2022, we reported loss applicable to common stockholders of $37.9 million compared to income of $34.5 million and a loss of $10.0 million in 2021 and 2020, respectively. The following factors contributed to those differences:

•
Variances in gross profit (loss) at our operations as illustrated in the table above. See the Greens Creek, Lucky Friday, Casa Berardi, and Nevada Operations sections below.

•
General and administrative costs were $43.4 million, $34.6 million and $35.6 million in 2022, 2021 and 2020 respectively. The increase in 2022 of $8.8 million reflects the impact of the Alexco acquisition, higher incentive compensation accruals and compensation adjustments effective July 1, 2022.

•
Exploration and pre-development expense of $46.0 million, $47.9 million and $18.3 million in 2022, 2021 and 2020, respectively. In 2022, exploration was primarily at Keno Hill, San Sebastian, Casa Berardi, Greens Creek, Nevada Operations and Kinskuch, while pre-development expense included $3.0 million related to development of the decline to allow drilling of the Hatter Graben area in Nevada.

•
Provision for closed operations and environmental matters of $8.8 million in 2022 compared to $14.6 million in 2021 and $3.9 million in 2020. The decrease in 2022 of $5.8 million is primarily due to the settlement in 2021 of a lawsuit for $6.5 million related to a 1989 agreement entered into by our subsidiary, CoCa Mines, Inc. and its subsidiary, Creede Resources, Inc. The increase in 2021 of $10.7 million compared to 2020 is primarily due to the CoCa settlement, and increases of $2.1 million and $2.9 million for accrued estimated rehabilitation costs at the Troy Mine and Johnny M site in New Mexico, respectively (see Note 14 of Notes to Consolidated Financial Statements for more information).

•
Ramp-up and suspension costs of $24.1 million, $23.0 million and $24.9 million in 2022, 2021 and 2020, respectively. 2022 includes $2.1 million in Keno Hill ramp-up activities following completion of the Alexco acquisition in September 2022. 2022 and 2021 include full year care and maintenance for Nevada and San Sebastian. In 2020 Nevada and San Sebastian were placed on care-and-maintenance, with 2020 also including costs related to ramp-up activities at Lucky Friday and government COVID-19 suspension orders impacting Casa Berardi and San Sebastian.

•
Other operating expense of $6.3 million, $14.3 million and $11.4 million in 2022, 2021 and 2020, respectively. The decrease in 2022 is primarily due to the receipt of $4.2 million in insurance proceeds related to a coverage lawsuit received during June and September 2022 and the completion of projects to identify and implement potential operation improvements at our operating sites, which drove the increase in cost for 2021 compared to 2020.

•
Fair value adjustments, net resulted in losses of $4.7 million, $35.8 million and $11.8 million in 2022, 2021 and 2020, respectively. The components for each period are summarized in the following table (in thousands):

	Year Ended December 31,
	2022	2021	2020
Gain (loss) on derivative contracts	$844	$(32,655)	$(22,074)
Unrealized (loss) gain on investments in equity securities	(5,632)	(4,295)	10,268
Gain on disposition or exchange of investments	65	1,158	—
Total fair value adjustments, net	$(4,723)	$(35,792)	$(11,806)

Prior to November 1, 2021, we did not designate and account for any of our base metal derivative contracts as cash flow hedges for accounting purposes and accordingly any changes in fair value of our base metals derivative contracts were recognized in gain(loss) on derivative contracts. Subsequent to November 1, 2021, any gains or losses on base metals derivative contracts designated as cash flow hedges are deferred in other comprehensive income until the transaction occurs.

•
Net foreign exchange gain of $7.2 million in 2022 compared to a gain of $0.4 million and a loss of $4.6 million in 2021 and 2020, respectively, on translation of our monetary assets and liabilities at Casa Berardi and San Sebastian.

•
Interest expense of $42.8 million, $41.9 million and $49.6 million in 2022, 2021 and 2020, respectively. The interest in 2022, 2021 and 2020 was primarily related to our Senior Notes. The higher expense in 2020 was primarily due to (i) interest recognized on both the Senior Notes and our previously outstanding 6.875% Senior Notes that were due in 2021 (the "2021 Notes") for an overlapping period of almost one month, as the Senior Notes were issued on February 19, 2020 and the 2021 Notes were redeemed on March 19, 2020, (ii) $1.7 million in unamortized initial purchaser discount on the 2021 Notes recognized as expense upon their redemption and (iii) higher interest related to amounts drawn on our revolving credit facility.

•
Income and mining tax benefit of $7.6 million in 2022, compared to a benefit of $29.6 million in 2021 and a provision of $8.2 million in 2020,with the benefit in 2021 including $58.4 million for a reduction in the valuation allowance for U.S. deferred tax assets. See Corporate Matters and Note 6 of Notes to Consolidated Financial Statements for more information.

Greens Creek

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2022	2021	2020
Sales	$335,062	$384,843	$327,820
Cost of sales and other direct production costs	(183,807)	(164,403)	(161,056)
Depreciation, depletion and amortization	(48,911)	(48,710)	(49,692)
Total cost of sales	(232,718)	(213,113)	(210,748)
Gross Profit	$102,344	$171,730	$117,072

Tons of ore milled	881,445	841,967	818,408
Production:
Silver (ounces)	9,741,935	9,243,222	10,494,726
Gold (ounces)	48,216	46,088	48,491
Zinc (tons)	52,312	53,648	56,814
Lead (tons)	19,480	19,873	21,400
Payable metal quantities sold:
Silver (ounces)	8,234,010	8,284,551	9,385,404
Gold (ounces)	35,508	40,149	42,407
Zinc (tons)	34,856	36,581	41,832
Lead (tons)	14,762	15,489	17,415
Ore grades:
Silver ounces per ton	13.64	13.51	15.65
Gold ounces per ton	0.08	0.08	0.08
Zinc percent	6.69	7.11	7.58
Lead percent	2.68	2.87	3.13
Total production cost per ton	$196.73	$177.30	$179.37
Cash Cost, After By-product Credits, per Silver Ounce (1)	$0.70	$(0.65)	$4.88
AISC, After By-Product Credits, per Silver Ounce (1)	$5.77	$3.19	$7.97
Capital additions	$36,898	$23,883	$19,685

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

Gross profit decreased by $69.4 million to $102.3 million in 2022 from $171.7 million in 2021, as lower realized prices for all metals sold other than gold, and lower payable metal quantities sold compared to 2021, was further compounded by higher production costs reflecting inflationary pressures and more tons milled, and unfavorable changes in concentrate smelter terms. See Item 1A. Risk Factors - Our profitability could be affected by inflation, including the prices of other commodities" for a discussion of certain risks related to our operations profitability.

Gross profit of $171.7 million in 2021, was $54.7 million higher than in 2020, reflecting higher realized prices and a favorable changes in concentrate smelter terms which contributed $23.3 million to gross profit. The impacts of the factors above were partially offset by lower metal sales volume primarily due to lower ore grades.

Capital additions increased by $13 million in 2022 to $36.9 million compared to 2021. Significant components of the 2022 capital additions were development of $18.7 million, $5.8 million in mobile equipment, $4.9 million in additional new camp housing and $5.8 million in mine infrastructure.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2022 compared to 2021 and 2020:

Year Ended December 31,
2022
2021
2020
14.50
9.50
4.50
-0.50
-5.50
-10.50
-15.50
-20.50
-25.50
-30.50
8.48
7.45
6.28
3.46
3.20
2.91
5.94
5.61
4.36
3.88
3.92
7.81
1.44
1.15
0.88
-22.50
-21.98
-17.36
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2022	2021	2020
Cash Cost, Before By-product Credits, per Silver Ounce	$23.20	$21.33	$22.24
By-product credits per silver ounce	(22.50)	(21.98)	(17.36)
Cash Cost, After By-product Credits, per Silver Ounce	$0.70	$(0.65)	$4.88

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2022	2021	2020
AISC, Before By-product Credits, per Silver Ounce	$28.27	$25.17	$25.33
By-product credits per silver ounce	(22.50)	(21.98)	(17.36)
AISC, After By-product Credits, per Silver Ounce	$5.77	$3.19	$7.97

The increase in Cash Cost and AISC, each After By-product Credits, per Silver Ounce in 2022 compared to 2021 was primarily due to higher production costs and sustaining capital expenditures, partially offset by higher by-product credits and production. The decrease in Cash Cost and AISC, each After By-product Credits, per Silver Ounce in 2021 compared to 2020 was primarily due to higher by-product credits.

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

Lucky Friday

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2022	2021	2020
Sales	$147,814	$131,488	$63,025
Cost of sales and other direct production costs	(82,894)	(70,692)	(45,233)
Depreciation, depletion and amortization	(33,704)	(26,846)	(11,473)
Total cost of sales	(116,598)	(97,538)	(56,706)
Gross profit	$31,216	$33,950	$6,319

Tons of ore milled	356,907	321,837	179,208
Production:
Silver (ounces)	4,412,764	3,564,128	2,031,874
Lead (tons)	29,233	23,137	12,727
Zinc (tons)	12,436	9,969	6,298
Payable metal quantities sold:
Silver (ounces)	4,039,435	3,288,261	1,866,883
Lead (tons)	26,660	21,218	11,692
Zinc (tons)	8,802	7,046	4,517
Ore grades:
Silver ounces per ton	13.00	11.64	11.85
Lead percent	8.70	7.60	7.49
Zinc percent	3.90	3.44	3.88
Total production cost per ton	$223.55	$191.50	$251.49
Cash Cost, After By-product Credits, per Silver Ounce (1)	$5.06	$6.60	$9.34
AISC, After By-product Credits, per Silver Ounce (1)	$12.86	$14.34	$18.22
Capital additions	$50,992	$29,885	$25,776

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP). At Lucky Friday, lead and zinc are considered to be by-products of our silver production, and the values of those metals therefore offset operating costs within our calculations of Cash Cost and AISC, each After By-product Credits, per Silver Ounce.

Gross profit in 2022 of $31.2 million, was $2.7 million lower than 2021, due to lower realized prices and higher production costs in 2022 reflecting inflationary cost pressures and more tons milled. The increase in gross profit in 2021 of $27.6 million to $34.0 million compared to 2020 reflected high ore tonnage and metal production as a result of returning to full production during after the strike during the fourth quarter of 2020 (discussed further below). See Item 1A. Risk Factors - Our profitability could be affected by inflation, including the prices of other commodities" for a discussion of certain risks related to our operations profitability.

Total capital additions increased by $21.1 million in 2022 to $51 million compared to 2021 as investments were made to support sustained higher throughput. Significant components related to development $18.5 million, the service hoist $6.6 million, coarse ore bunker $4.0 million, shaft and related infrastructure $4.4 million, pond 4 $6.2 million and underground mobile equipment $6.2 million.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2022, 2021 and the fourth quarter of 2020. Total production cost per ton, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits per Silver Ounce are not presented for the first three quarters of 2020, as production was limited due to the strike and results are not comparable.

Year Ended December 31,
2022
2021
2020
14.50
9.50
4.50
-0.50
-5.50
-10.50
-15.50
-20.50
-25.50
-30.50
7.73
11.57
9.67
1.98
2.69
2.07
8.37
4.39
6.63
4.22
4.69
5.53
0.93
0.78
0.73
-18.17
-17.52
-15.29
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Year Ended December 31,	Year Ended December 31,	Three Months Ended December 31,
	2022	2021	2020
Cash Cost, Before By-product Credits, per Silver Ounce	$23.23	$24.12	24.63
By-product credits per silver ounce	(18.17)	(17.52)	(15.29)
Cash Cost, After By-product Credits, per Silver Ounce	$5.06	$6.60	$9.34

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Year Ended December 31,	Year Ended December 31,	Three Months Ended December 31,
	2022	2021	2020
AISC, Before By-product Credits, per Silver Ounce	$31.03	$31.86	$33.51
By-product credits per silver ounce	(18.17)	(17.52)	(15.29)
AISC, After By-product Credits, per Silver Ounce	$12.86	$14.34	$18.22

The decreases in Cash Cost and AISC, each After By-product Credits, per Silver Ounce in 2022 compared to 2021 and 2021 compared to the fourth quarter of 2020 are due to increased silver production and higher by-product credits, partially offset by higher production costs and sustaining capital expenditures.

Following settlement of the unionized employees' strike in early 2020, we commenced restaffing and ramp-up procedures and the mine returned to full production in the fourth quarter of 2020. During the strike, which lasted from March 13, 2017 until January 7, 2020, when the union ratified a new collective bargaining agreement, salaried personnel performed limited production and capital improvements. Costs related to ramp-up activities totaled $8.0 million in 2020 and included non-cash depreciation expense of $6.3 million, and are reported in a separate line item on our consolidated statements of operations. These ramp-up and suspension costs are excluded from the calculation of gross profit, total production cost per ton, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce, when presented.

Casa Berardi

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2022	2021	2020
Sales	$235,136	$245,152	$209,224
Cost of sales and other direct production costs	(187,936)	(149,085)	(133,862)
Depreciation, depletion and amortization	(60,962)	(80,744)	(60,552)
Total cost of sales	(248,898)	(229,829)	(194,414)
Gross (loss) profit	$(13,762)	$15,323	$14,810

Tons of ore milled	1,588,739	1,528,246	1,283,701
Production:
Gold (ounces)	127,590	134,511	121,492
Silver (ounces)	28,289	33,571	24,142
Payable metal quantities sold:
Gold (ounces)	130,245	135,987	117,671
Silver (ounces)	31,788	30,022	25,659
Ore grades:
Gold ounces per ton	0.09	0.10	0.12
Silver ounces per ton	0.02	0.03	0.02
Total production cost per ton	$117.89	$98.60	$105.71
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,478	$1,125	$1,131
AISC, After By-product Credits, per Gold Ounce (1)	$1,825	$1,399	$1,436
Capital additions	$39,667	$49,617	$40,840

(1)
A reconciliation of these non-GAAP measures to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP). At Casa Berardi, silver is considered to be a by-product of our gold production, and the value of silver therefore offsets operating costs within our calculations of Cash Cost and AISC, each After By-product Credits, per Gold Ounce.

Gross profit decreased by $29.1 million to a gross loss of $13.8 million in 2022 compared to 2021 as higher average realized gold prices did not offset the impact of lower gold production and higher cost of sales. The higher cost of sales in 2022 resulted from increased production costs due to: (i) increase in ore tonnage by 4% compared to 2021 as more lower grade surface material was processed (ii) higher operating costs reflecting inflationary pressures particularly for labor and consumables (iii) higher mill contractor costs related to maintenance and optimization activities, and (iv) higher underground maintenance costs resulting from repairs and replacements of major components for the production fleet. Depreciation, depletion and amortization expense was lower in 2022 compared to 2021 due to the impact of higher reserves in 2021 on units-of-production depreciation and lower asset additions and sales quantities. See Item 1A. Risk Factors - Our profitability could be affected by inflation, including the prices of other commodities" for a discussion of certain risks related to our operations profitability.

Gross profit increased in 2021 compared to 2020 due to higher average realized gold prices and increase gold production, partially offset by higher cost of sales. The higher cost of sales in 2021 resulted from increased production costs due to: (i) increase in ore tonnage by 19% compared to 2020 (ii) mill contractor costs related to maintenance and optimization activities, and (iii) higher underground maintenance costs resulting from repairs and replacements of major components for the production fleet. Depreciation, depletion and amortization expense was also higher in 2021 compared to 2020 due to the impact of lower reserves in 2021 on units-of-production depreciation and asset additions could with higher sales quantities. The lower production in 2020 was partially due to a government COVID-19-related order. We suspended operations at Casa Berardi from March 24, 2020 until April 15, 2020, in response to the Government of Quebec’s COVID-19 order for the mining industry. The suspension-related costs totaling $1.6 million for 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, total production cost per ton, and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

Total capital additions decreased by $10.0 million in 2022 compared to 2021 primarily due to completion of the new 160 zone open pit mine development in 2021, which commenced ore production during the fourth quarter of 2021. Significant components of

2022 capital expenditures were development of $20.6 million, tailings dam construction costs of $7.6 million and $6.1 million on machinery and equipment. Capital additions increased by $8.8 million in 2021 compared to 2020, primarily due to new 160 zone open pit mine development.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for 2022, 2021 and 2020:

Year Ended December 31,
2022
2021
2020
1,200
1,000
800
600
400
200
-
(200)
1,106
827
811
338
298
263
39
6
61
(5)
-6
-4
Mining
Milling
Other cash costs
By-product credits

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Years Ended December 31,
	2022	2021	2020
Cash Cost, Before By-product Credits, per Gold Ounce	$1,483	$1,131	$1,135
By-product credits per gold ounce	(5)	(6)	(4)
Cash Cost, After By-product Credits, per Gold Ounce	$1,478	$1,125	$1,131

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Years Ended December 31,
	2022	2021	2020
AISC, Before By-product Credits, per Gold Ounce	$1,830	$1,405	$1,440
By-product credits per gold ounce	(5)	(6)	(4)
AISC, After By-product Credits, per Gold Ounce	$1,825	$1,399	$1,436

The increase in Cash Cost and AISC, each After By-product Credits, per Gold Ounce for 2022 compared to 2021 was due to lower gold production, and higher production costs, as discussed above, with AISC, After By-product Credits, per Gold Ounce also impacted by lower sustaining capital, offset by higher exploration.

The decrease in Cash Cost and AISC, each After By-product Credits, per Gold Ounce for 2021 compared to 2020 was due to higher gold production, partially offset by higher production costs, as discussed above, with AISC, After By-product Credits, per Gold Ounce also impacted by lower sustaining capital, offset by higher exploration.

Nevada Operations

Dollars are in thousands (except per ounce and per ton amounts)	Year Ended December 31,
	2022	2021	2020
Sales	$419	$45,814	$58,898
Cost of sales and other direct production costs	(3,709)	(33,604)	(21,956)
Depreciation, depletion and amortization	(361)	(15,341)	(22,845)
Total cost of sales	(4,070)	(48,945)	(44,801)
Gross (loss) profit	$(3,651)	$(3,131)	$14,097

During 2019, a decision was made to suspend the Nevada Operations activities. Production was suspended at the Hollister mine in the third quarter of 2019 and at the Midas mine and Aurora mill in late 2019. Development ceased at Fire Creek in the second quarter of 2019 when the decision was made to limit near-term production to areas of the mine where development was already completed. Mining of non-refractory ore at Fire Creek in areas where development had already been performed was completed in the fourth quarter of 2020. During 2021, production and revenue was generated from processing of the stockpiled non-refractory ore at the Midas mill and third-party processing of refractory ore in a roaster and autoclave facility, respectively. Fire Creek was placed on care-and-maintenance in the second quarter of 2021 after processing of the remaining non-refractory ore stockpile. During 2022, mining of remnant refractory ore was undertaken during the third and fourth quarters, with the refractory ore sold to a third party. The gross loss in 2022 resulted primarily from inventory write-downs. The gross loss in 2021 compared to gross profit in 2020 was due to reduced production and higher costs, including inventory write-downs. See Item 1A. Risk Factors - Our profitability could be affected by inflation, including the prices of other commodities" for a discussion of certain risks related to our operations profitability.

We spent $15.5 million on exploration activities and pre-development activities during 2022. Suspension-related costs are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, total production costs per ton and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks for a discussion of certain risks relating to our recent and ongoing analysis of the carrying value of the Nevada assets.

Keno Hill

We acquired Keno Hill as part of the Alexco acquisition on September 7, 2022, see Note 1 of Notes to Consolidated Financial Statements for more information. Following announcement of the acquisition on July 5, 2022, we advanced $25 million as a loan to Alexco to fund the development of Keno Hill. Since September 7, 2022, we have spent $19.7 million on capital expenditures on Keno Hill development with 1,752 feet developed through December 31, 2022. We expect Keno Hill to be in production during the third quarter of 2023. Keno Hill has not generated any revenue since we acquired it, due to being in development. $2.3 million of site specific costs were included in the line item "Ramp-up and suspension costs" on our consolidated statement of operations and comprehensive income for 2022. Exploration costs of $2.0 million were also incurred at Keno Hill since we acquired it.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans, while providing a significant benefit to our employees, have historically represented a significant liability to us. During 2022, the funded status of our plans increased to an asset of $27.0 million at December 31, 2022 compared to a liability of $6.0 million at December 31, 2021. The decreased liability was primarily attributable to a higher discount rate assumption of 5.54% (2021:2.86%), partially offset by a lower return on plan assets, reflecting current market conditions. During 2022, we contributed a total of approximately $9.7 million in shares of our common stock to the plans (see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for more information). We do not expect to be required to contribute to our defined benefit plans in 2023, but we may choose to do so. See Note 5 of Notes to Consolidated Financial Statements for more information. We periodically examine the defined benefit pension plans and supplemental excess retirement plan for affordability and competitiveness.

Income and Mining Taxes

Each reporting period we assess our deferred tax balance based on a review of long-range forecasts and quarterly activity. As part of the Klondex Mines Ltd. ("Klondex") acquisition in July 2018, we acquired a U.S. consolidated tax group (the “Nevada U.S.

Group”) that is not consolidated with the existing consolidated U.S. tax group of Hecla Mining Company and subsidiaries (“Hecla U.S. Group”).

Our net U.S. deferred tax asset in the Hecla U.S. Group is $21.0 million at December 31, 2022 compared to $31.5 million at December 31, 2021. The decrease of $10.5 million is primarily related to utilization of tax loss carryforward and reduction of deferred tax liabilities. In 2021 a release of valuation allowance of $58.4 million was recorded, based on a change in circumstances and weight of applicable evidence reviewed to support a more likely than not conclusion for utilization of the deferred tax assets. We are relying on all available evidence including reversal of deferred taxable temporary differences and a forecast of future taxable income along with a history of positive earnings to support the release. Our net U.S. deferred tax liability in the Nevada U.S. Group is $30.7 million at December 31, 2022 compared to $31.5 million at December 31, 2021. The decrease of $0.8 million is primarily related to deferral of interest expense deduction.

Our net Canadian deferred tax liability at December 31, 2022 was $95.2 million, a decrease of $9 million from the $104.2 million net deferred tax liability at December 31, 2021. The decrease was due to current period activity partially offset with the acquisition of Alexco which added $12.0 million deferred tax liability. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for Canadian tax reporting.

Our Mexican net deferred tax asset at December 31, 2022 remains at zero with no change from December 31, 2021. The valuation allowance increased $2.4 million due to inability to recognize the benefit of tax losses incurred related to exploration activities at our operations in Mexico.

As a result of the Tax Cuts and Jobs Act (“TCJA”) enacted in December 2017 under Internal Revenue Code Section 174, a requirement to capitalize and amortize research and experimental expenditures for tax years beginning after December 31, 2021 is now effective. This modification has not materially impacted us.

As discussed in Note 6 of Notes to Consolidated Financial Statements, our effective tax rate for 2022 was 17%, reflecting a tax benefit of $7.6 million on pre-tax loss of $44.9 million, compared to (535)% for 2021, reflecting a tax benefit of $29.6 million on a pre-tax income of $5.5 million. We are subject to income taxes in the United States and other foreign jurisdictions. The overall effective tax rate will continue to be dependent upon the geographic distribution of our earnings in different jurisdictions, the U.S. deduction for percentage depletion, fluctuation in foreign currency exchange rates and deferred tax asset valuation allowance changes. As a result, the 2022 effective tax rate could vary significantly from that of 2021. The other relevant provisions of the TCJA that became effective in 2018 consist of global intangible low-taxed income tax and base erosion and anti-abuse tax; however, these provisions have not materially impacted us.

Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations and for the Company for the years ended December 31, 2022, 2021 and 2020.

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

In addition to the uses described above, Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce provide management and investors an indication of operating cash flow and net cash flow, respectively, after consideration of the average price received from production. We also use these measurements for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. However, comparability of Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for 2022 to 2021 and 2020 is impacted by, among other factors, (i) the return to full production at Lucky Friday in the fourth quarter of 2020 and (ii) suspension of production at San Sebastian in the fourth quarter of 2020 and discontinuation of San Sebastian being reported as an operating segment in 2021.

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

In thousands (except per ounce amounts)	Year Ended December 31, 2022
	Greens Creek	Lucky Friday(2)	Corporate and Other(3)	Total Silver
Total cost of sales	$232,718	$116,598	$—	$349,316
Depreciation, depletion and amortization	(48,911)	(33,704)	—	(82,615)
Treatment costs	37,836	18,605	—	56,441
Change in product inventory	5,885	2,049	—	7,934
Reclamation and other costs	(1,489)	(1,034)	—	(2,523)
Cash Cost, Before By-product Credits (1)	226,039	102,514	—	328,553
Reclamation and other costs	2,821	1,128	—	3,949
Exploration	5,920	—	2,567	8,487
Sustaining capital	40,705	33,306	334	74,345
General and administrative	—	—	43,384	43,384
AISC, Before By-product Credits (1)	275,485	136,948	46,285	458,718
By-product credits:
Zinc	(113,835)	(27,607)		(141,442)
Gold	(75,596)	—		(75,596)
Lead	(29,800)	(52,568)		(82,368)
Total By-product credits	(219,231)	(80,175)		(299,406)
Cash Cost, After By-product Credits	$6,808	$22,339	$—	$29,147
AISC, After By-product Credits	$56,254	$56,773	$46,285	$159,312
Divided by silver ounces produced	9,742	4,413		14,155
Cash Cost, Before By-product Credits, per Silver Ounce	$23.20	$23.23		$23.21
By-product credits per ounce	(22.50)	(18.17)		(21.15)
Cash Cost, After By-product Credits, per Silver Ounce	$0.70	$5.06		$2.06
AISC, Before By-product Credits, per Silver Ounce	$28.27	$31.03		$32.40
By-product credits per ounce	(22.50)	(18.17)		(21.15)
AISC, After By-product Credits, per Silver Ounce	$5.77	$12.86		$11.25

In thousands (except per ounce amounts)	Year Ended December 31, 2022
	Casa Berardi	Nevada Operations and Other(4)	Total Gold
Total cost of sales	$248,898	$4,535	$253,433
Depreciation, depletion and amortization	(60,962)	(361)	$(61,323)
Treatment costs	1,866	—	$1,866
Change in product inventory	186	—	$186
Reclamation and other costs	(819)	—	$(819)
Exclusion of Nevada Operations and Other costs	—	(4,174)	(4,174)
Cash Cost, Before By-product Credits (1)	189,169	—	189,169
Reclamation and other costs	819	—	819
Exploration	6,627	—	6,627
Sustaining capital	36,883	—	36,883
AISC, Before By-product Credits (1)	233,498	—	233,498
By-product credits:
Silver	(610)	—	(610)
Total By-product credits	(610)	—	(610)
Cash Cost, After By-product Credits	$188,559	$—	$188,559
AISC, After By-product Credits	$232,888	$—	$232,888
Divided by gold ounces produced	128	—	128
Cash Cost, Before By-product Credits, per Gold Ounce	$1,483	$—	$1,483
By-product credits per ounce	(5)	—	(5)
Cash Cost, After By-product Credits, per Gold Ounce	$1,478	$—	$1,478
AISC, Before By-product Credits, per Gold Ounce	$1,830	$—	$1,830
By-product credits per ounce	(5)	—	(5)
AISC, After By-product Credits, per Gold Ounce	$1,825	$—	$1,825

In thousands (except per ounce amounts)	Year Ended December 31, 2022
	Total Silver	Total Gold	Total
Total cost of sales	$349,316	$253,433	$602,749
Depreciation, depletion and amortization	(82,615)	(61,323)	(143,938)
Treatment costs	56,441	1,866	58,307
Change in product inventory	7,934	186	8,120
Exclusion of Nevada Operations and Other	—	(4,174)	(4,174)
Reclamation and other costs	(2,523)	(819)	(3,342)
Cash Cost, Before By-product Credits (1)	328,553	189,169	517,722
Reclamation and other costs	3,949	819	4,768
Exploration	8,487	6,627	15,114
Sustaining capital	74,345	36,883	111,228
General and administrative	43,384	—	43,384
AISC, Before By-product Credits (1)	458,718	233,498	692,216
By-product credits:
Zinc	(141,442)	—	(141,442)
Gold	(75,596)	—	(75,596)
Lead	(82,368)	—	(82,368)
Silver		(610)	(610)
Total By-product credits	(299,406)	(610)	(300,016)
Cash Cost, After By-product Credits	$29,147	$188,559	$217,706
AISC, After By-product Credits	$159,312	$232,888	$392,200
Divided by ounces produced	14,155	128
Cash Cost, Before By-product Credits, per Ounce	$23.21	$1,483
By-product credits per ounce	(21.15)	(5)
Cash Cost, After By-product Credits, per Ounce	$2.06	$1,478
AISC, Before By-product Credits, per Ounce	$32.40	$1,830
By-product credits per ounce	(21.15)	(5)
AISC, After By-product Credits, per Ounce	$11.25	$1,825

In thousands (except per ounce amounts)	Year Ended December 31, 2021
	Greens Creek	Lucky Friday(2)	Corporate and other (3)	Total Silver
Total cost of sales	$213,113	$97,538	$247	$310,898
Depreciation, depletion and amortization	(48,710)	(26,846)	(152)	(75,708)
Treatment costs	36,099	16,723	—	52,822
Change in product inventory	80	(406)	—	(326)
Reclamation and other costs (5)	(3,466)	(1,039)	(95)	(4,600)
Cash Cost, Before By-product Credits (1)	197,116	85,970	—	283,086
Reclamation and other costs	3,390	1,056		4,446
Exploration	4,591	—	2,226	6,817
Sustaining capital	27,582	26,517	210	54,309
General and administrative (5)	—	—	34,570	34,570
AISC, Before By-product Credits (1)	232,679	113,543	37,006	383,228
By-product credits:
Zinc	(100,214)	(19,479)	—	(119,693)
Gold	(72,011)	—	—	(72,011)
Lead	(30,922)	(42,966)	—	(73,888)
Total By-product credits	(203,147)	(62,445)	—	(265,592)
Cash Cost, After By-product Credits	$(6,031)	$23,525	$—	$17,494
AISC, After By-product Credits	$29,532	$51,098	$37,006	$117,636
Divided by silver ounces produced	9,243	3,564		12,807
Cash Cost, Before By-product Credits, per Silver Ounce	$21.33	$24.12		$22.11
By-product credits per ounce	(21.98)	(17.52)		(20.74)
Cash Cost, After By-product Credits, per Silver Ounce	$(0.65)	$6.60		$1.37
AISC, Before By-product Credits, per Silver Ounce	$25.17	$31.86		$29.93
By-product credits per ounce	(21.98)	(17.52)		(20.74)
AISC, After By-product Credits, per Silver Ounce	$3.19	$14.34		$9.19

In thousands (except per ounce amounts)	Year Ended December 31, 2021
	Casa Berardi(6)	Nevada Operations(4)	Total Gold
Total cost of sales	$229,829	$48,945	$278,774
Depreciation, depletion and amortization	(80,744)	(15,341)	(96,085)
Treatment costs	1,513	1,731	3,244
Change in product inventory	2,439	(10,907)	(8,468)
Reclamation and other costs (5)	(841)	300	(541)
Cash Cost, Before By-product Credits (1)	152,196	24,728	176,924
Reclamation and other costs	841	1,008	1,849
Exploration	5,326	—	5,326
Sustaining capital	30,643	511	31,154
AISC, Before By-product Credits (1)	189,006	26,247	215,253
By-product credits:
Silver	(839)	(1,152)	(1,991)
Total By-product credits	(839)	(1,152)	(1,991)
Cash Cost, After By-product Credits	$151,357	$23,576	$174,933
AISC, After By-product Credits	$188,167	$25,095	$213,262
Divided by gold ounces produced	135	21	156
Cash Cost, Before By-product Credits, per Gold Ounce	$1,131	$1,193	$1,140
By-product credits per ounce	(6)	(56)	(13)
Cash Cost, After By-product Credits, per Gold Ounce	$1,125	$1,137	$1,127
AISC, Before By-product Credits, per Gold Ounce	$1,405	$1,267	$1,387
By-product credits per ounce	(6)	(56)	(13)
AISC, After By-product Credits, per Gold Ounce	$1,399	$1,211	$1,374

In thousands (except per ounce amounts)	Year Ended December 31, 2021
	Total Silver	Total Gold	Total
Total cost of sales	$310,898	$278,774	$589,672
Depreciation, depletion and amortization	(75,708)	(96,085)	(171,793)
Treatment costs	52,822	3,244	56,066
Change in product inventory	(326)	(8,468)	(8,794)
Reclamation and other costs	(4,600)	(541)	(5,141)
Cash Cost, Before By-product Credits (1)	283,086	176,924	460,010
Reclamation and other costs	4,446	1,849	6,295
Exploration	6,817	5,326	12,143
Sustaining capital	54,309	31,154	85,463
General and administrative	34,570	—	34,570
AISC, Before By-product Credits (1)	383,228	215,253	598,481
By-product credits:
Zinc	(119,693)	—	(119,693)
Gold	(72,011)	—	(72,011)
Lead	(73,888)	—	(73,888)
Silver	—	(1,991)	(1,991)
Total By-product credits	(265,592)	(1,991)	(267,583)
Cash Cost, After By-product Credits	$17,494	$174,933	$192,427
AISC, After By-product Credits	$117,636	$213,262	$330,898
Divided by ounces produced	12,807	156
Cash Cost, Before By-product Credits, per Ounce	$22.11	$1,140
By-product credits per ounce	(20.74)	(13)
Cash Cost, After By-product Credits, per Ounce	$1.37	$1,127
AISC, Before By-product Credits, per Ounce	$29.93	$1,387
By-product credits per ounce	(20.74)	(13)
AISC, After By-product Credits, per Ounce	$9.19	$1,374

In thousands (except per ounce amounts)	Year Ended December 31, 2020
	Greens Creek	Lucky Friday(2)	Corporate and other (3)	Total Silver
Total cost of sales	$210,748	$56,706	$24,104	$291,558
Depreciation, depletion and amortization	(49,692)	(11,473)	(3,548)	(64,713)
Treatment costs	77,122	4,590	287	81,999
Change in product inventory	(3,144)	2,340	(2,357)	(3,161)
Reclamation and other costs	(1,608)	(274)	(1,198)	(3,080)
Lucky Friday cash costs excluded	—	(31,442)	—	(31,442)
Cash Cost, Before By-product Credits (1)	233,426	20,447	17,288	271,161
Reclamation and other costs	3,154	222	418	3,794
Exploration	354	—	1,788	2,142
Sustaining capital	28,797	7,154	337	36,288
General and administrative (5)	—	—	33,759	33,759
AISC, Before By-product Credits (1)	265,731	27,823	53,590	347,144
By-product credits:
Zinc	(79,413)	(4,273)	—	(83,686)
Gold	(74,615)	—	(12,586)	(87,201)
Lead	(28,193)	(8,421)	—	(36,614)
Silver	—	—	—
Total By-product credits	(182,221)	(12,694)	(12,586)	(207,501)
Cash Cost, After By-product Credits	$51,205	$7,753	$4,702	$63,660
AISC, After By-product Credits	$83,510	$15,129	$41,004	$139,643
Divided by silver ounces produced	10,495	830	955	12,280
Cash Cost, Before By-product Credits, per Silver Ounce	$22.24	$24.63		$22.08
By-product credits per ounce	(17.36)	$(15.29)		(16.90)
Cash Cost, After By-product Credits, per Silver Ounce	$4.88	$9.34		$5.18
AISC, Before By-product Credits, per Silver Ounce	$25.33	$33.51		$28.27
By-product credits per ounce	(17.36)	$(15.29)		(16.90)
AISC, After By-product Credits, per Silver Ounce	$7.97	$18.22		$11.37

In thousands (except per ounce amounts)	Year Ended December 31, 2020
	Casa Berardi	Nevada Operations(4)	Total
Total cost of sales	$194,414	$44,801	$239,215
Depreciation, depletion and amortization	(60,552)	(22,845)	(83,397)
Treatment costs	2,591	45	2,636
Change in product inventory	2,226	15,869	18,095
Reclamation and other costs	(773)	(978)	(1,751)
Exclusion of Nevada Operations Costs	—	(13,511)	(13,511)
Cash Cost, Before By-product Credits (1)	137,906	23,381	161,287
Reclamation and other costs	386	654	1,040
Exploration	2,231	—	2,231
Sustaining capital	34,431	1,600	36,031
AISC, Before By-product Credits (1)	174,954	25,635	200,589
By-product credits:
Silver	(499)	(635)	(1,134)
Total By-product credits	(499)	(635)	(1,134)
Cash Cost, After By-product Credits	$137,407	$22,746	$160,153
AISC, After By-product Credits	$174,455	$25,000	$199,455
Divided by gold ounces produced	121	32	153
Cash Cost, Before By-product Credits, per Gold Ounce	$1,135	$736	$1,052
By-product credits per ounce	(4)	(20)	(7)
Cash Cost, After By-product Credits, per Gold Ounce	$1,131	$716	$1,045
AISC, Before By-product Credits, per Gold Ounce	$1,440	$807	$1,309
By-product credits per ounce	(4)	(20)	(7)
AISC, After By-product Credits, per Gold Ounce	$1,436	$787	$1,302

In thousands (except per ounce amounts)	Year Ended December 31, 2020
	Total Silver	Total Gold	Total
Total cost of sales	$291,558	$239,215	$530,773
Depreciation, depletion and amortization	(64,713)	(83,397)	(148,110)
Treatment costs	81,999	2,636	84,635
Change in product inventory	(3,161)	18,095	14,934
Reclamation and other costs	(3,080)	(1,751)	(4,831)
Lucky Friday cash costs excluded	(31,442)	(13,511)	(44,953)
Cash Cost, Before By-product Credits (1)	271,161	161,287	432,448
Reclamation and other costs	3,794	1,040	4,834
Exploration	2,142	2,231	4,373
Sustaining capital	36,288	36,031	72,319
General and administrative	33,759	—	33,759
AISC, Before By-product Credits (1)	347,144	200,589	547,733
By-product credits:
Zinc	(83,686)	—	(83,686)
Gold	(87,201)	—	(87,201)
Lead	(36,614)	—	(36,614)
Silver	—	(1,134)	(1,134)
Total By-product credits	(207,501)	(1,134)	(208,635)
Cash Cost, After By-product Credits	$63,660	$160,153	$223,813
AISC, After By-product Credits	$139,643	$199,455	$339,098
Divided by ounces produced	12,280	153
Cash Cost, Before By-product Credits, per Ounce	$22.08	$1,052
By-product credits per ounce	(16.90)	(7)
Cash Cost, After By-product Credits, per Ounce	$5.18	$1,045
AISC, Before By-product Credits, per Ounce	$28.27	$1,309
By-product credits per ounce	(16.90)	(7)
AISC, After By-product Credits, per Ounce	$11.37	$1,302

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

(2)
The unionized employees at Lucky Friday were on strike from March 2017 until January 2020, and production at Lucky Friday had been limited from the start of the strike until the ramp-up was substantially completed in the fourth quarter of 2020. Costs related to ramp-up activities totaling approximately $8.0 million in 2020 and includes $6.3 million in non-cash depreciation expense for that period, have been excluded from the calculations of total cost of sales, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(3)
Includes results for San Sebastian, which was an operating segment prior to 2021, and corporate costs. AISC, Before By-product Credits for our consolidated silver properties includes non-discretionary corporate costs for general and administrative expense, exploration and sustaining capital.

(4)
Production was suspended at the Hollister mine in the third quarter of 2019 and at the Midas mine and Aurora mill in late 2019, and at the Midas mill and Fire Creek mine in mid-2021. Suspension-related costs at Nevada Operations totaling $19.7 million for 2022, $20.4 million for 2021 and $13.5 million for 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of total cost of sales and Cash Cost and AISC, each After By-product Credits, per Gold Ounce for 2021 and 2020. During the second half of 2020, all ore mined at Nevada Operations was stockpiled, with no ore milled and no production reported during the period. As a result, costs incurred at Nevada Operations during the second half of 2020 were excluded from the calculations of Cash Cost and AISC, each, After By-product Credits, per Gold Ounce. As part of the Alexco acquisition in 2022, we acquired an environmental services business and their cost of sales of $0.5 million are included as Other.

(5)
Excludes the discretionary portion of 2020 general and administrative costs for Greens Creek, Casa Berardi, Lucky Friday and corporate of $0.6 million, $0.4 million, $0.1 million and $1.8 million, respectively.

(6)
In late March 2020, the Government of Quebec ordered the mining industry to reduce to minimum operations as part of the fight against COVID-19, causing us to suspend our Casa Berardi operations from March 24 until April 15, when mining operations resumed, resulting in reduced mill throughput. Suspension-related costs totaling $1.6 million for 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of total cost of sales and Cash Cost and AISC, each After By-product Credits, per Gold Ounce.

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

At December 31, 2022, we had $104.7 million in cash and cash equivalents, of which $17.9 million was held in foreign subsidiaries' local currency denominated accounts readily convertible to U.S. dollars that we anticipate utilizing for near-term operating, exploration or capital costs by those foreign operations. We also have USD cash and cash equivalent balances held by our foreign subsidiaries that, if repatriated to the United States, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from our U.S. operations are adequate to fund our U.S. operations and corporate activities.

Pursuant to our common stock dividend policy described in Note 11 of Notes to Consolidated Financial Statements, our Board of Directors declared and paid dividends on common stock totaling $12.4 million in 2022, $20.1 million in 2021 and $8.6 million in 2020. Our dividend policy has a silver-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. In each of May and September 2021, our Board of Directors approved an increase in our silver-linked dividend policy by $0.01 per year, and in September 2021 also approved a reduction in the minimum realized silver price threshold to $20 from $25 per ounce. We realized silver prices of $24.68, $20.68, $18.30 and $22.03 in the first, second, third and fourth quarters of 2022, respectively, thus satisfying the criterion for the silver-linked dividend component of our common stock dividend policy, with the exception of the third quarter. As a result, on May 5, 2022, August 4, 2022, and February 10, 2023, our Board of Directors declared quarterly cash dividends of $0.00625 per share of common stock, consisting of $0.00375 per share for the minimum dividend component and $0.0025 per share for the silver-linked dividend component of our dividend policy. On November 7, 2022, our Board of Directors declared a quarterly dividend of $0.00375 per share for the minimum dividend component. For illustrative purposes only, the table below summarizes potential dividend amounts under our dividend policy.

Quarterly Average Realized Silver Price ($ per ounce)	Quarterly Silver-Linked Dividend ($ per share)	Annualized Silver-Linked Dividend ($ per share)	Annualized Minimum Dividend ($ per share)	Annualized Dividends per Share: Silver-Linked and Minimum ($ per share)
<$20	$—	$—	$0.015	$0.015
$20	$0.0025	$0.01	$0.015	$0.025
$25	$0.0100	$0.04	$0.015	$0.055
$30	$0.0150	$0.06	$0.015	$0.075
$35	$0.0250	$0.10	$0.015	$0.115
$40	$0.0350	$0.14	$0.015	$0.155
$45	$0.0450	$0.18	$0.015	$0.195
$50	$0.0550	$0.22	$0.015	$0.235

The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

Pursuant to our stock repurchase program described in Note 11 of Notes to Consolidated Financial Statements, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchase program may be modified, suspended or discontinued by us at any time. As of December 31, 2022, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. We have not repurchased any shares since June 2014. The closing price of our common stock at February 10, 2023, was $5.72.

As discussed in Note 11 of Notes to Consolidated Financial Statements, pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents in “at-the-market” (ATM) offerings. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any sales of shares under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. As of December 31, 2022, we had sold 3,860,199 shares under the agreement for proceeds of $17.3 million, net of commissions and fees of approximately $0.3 million. The sales occurred during September through December 2022.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability under our New Credit Agreement (as defined in Note 8 of Notes to Consolidated Financial Statements), we believe we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes and our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”) issued to Investissement Québec, a financing arm of the Québec government, which have total principal of CAD$48.2 million and bear interest at a rate of 6.515%; principal and interest payments under our New Credit Agreement; deferral of revenues, care-and-maintenance and other costs related to addressing the impacts of COVID-19 on our operations; capital expenditures at our operations; potential acquisitions of other mining companies or properties; regulatory matters; litigation; potential repurchases of our common stock under the program described above; and payment of dividends on common stock, if declared by our board of directors. We currently estimate a range of approximately $190 to $200 million will be spent in 2023 on capital expenditures, primarily for equipment, infrastructure, and development at our mines, before any lease financing. We also estimate exploration and pre-development expenditures will total approximately $33 million in 2023. Our expenditures for these items and our related plans for 2023 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans. See Item 1A. Risk Factors - An extended decline in metals prices, an increase in operating or capital costs, or treatment charges, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations and We have a substantial amount of debt that could impair our financial health and prevent us from fulfilling our obligations under our existing and future indebtedness.

We may defer some capital expenditures and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. We cannot assure you that such financing will be available to us.

Our liquid assets excluding restricted cash include (in millions):

	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents held in U.S. dollars	$86.8	$196.2	$116.4
Cash and cash equivalents held in foreign currency	17.9	13.8	13.4
Total cash and cash equivalents	104.7	210.0	129.8
Marketable equity securities, current and non-current	24.0	14.4	19.3
Total cash, cash equivalents and investments	$128.7	$224.4	$149.1

Cash and cash equivalents decreased by $105.3 million in 2022, for the reasons discussed below. Cash and cash equivalents held in foreign currencies represents balances in CAD and Mexican Pesos (“MXN”), and increased by $4.1 million in 2022 due to an increase in CAD held. The value of current and non-current marketable equity securities increased by $9.6 million.

	Year Ended December 31,
	2022	2021	2020
Cash provided by operating activities (in millions)	$89.9	$220.3	$180.8

Cash provided by operating activities decreased by $130.4 million in 2022 compared to 2021. The decrease was due to lower income, adjusted for non-cash items, further compounded by the negative impact of working capital and other operating asset and liability changes. Income, adjusted for non-cash items, was lower by $82.3 million primarily due to lower income from operations, which was mainly a result of lower realized silver, lead and zinc prices, higher treatment charges and an insignificant contribution from the Nevada Operations in 2022. Working capital and other operating asset and liability changes resulted in a net cash decrease of $29.3 million in 2022 compared to an increase in cash of $18.9 million in 2021. Significant variances in working capital changes between 2022 and 2021 resulted from lower cash flows from changes in inventories and accounts payable and accrued liabilities.

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

	Year Ended December 31,
	2022	2021	2020
Cash used in investing activities (in millions)	$(187.3)	$(107.0)	$(92.9)

Capital expenditures were $149.4 million in 2022, which was $40.3 million higher than 2021 excluding $11.9 million in non-cash finance lease additions. The increase included $19.7 million for Keno Hill following the Alexco acquisition and higher expenditures at Greens Creek and Lucky Friday, partially offset by lower expenditures at Casa Berardi. As a result of the Alexco acquisition, we assumed a cash balance of $9.0 million, net of transaction costs of $5.1 million having advanced $25.0 million to Alexco pre-acquisition, to enable them to fund development of the Keno Hill mining district prior to acquisition closing. During 2022, we acquired investments in other mining companies and short term investments for a total of $32.0 million, and disposed of the short-term investments and a mining company investment, generating total proceeds of $9.4 million.

Capital expenditures were $109.0 million in 2021, including $9.1 million for acquisition of royalty interests and land at our operations and excluding non-cash finance lease additions of $4.9 million, which was $18.0 million higher than 2020. The increase was due to increased spending at Lucky Friday and Casa Berardi. We recognized $1.8 million in proceeds from the exchange of investments in 2021 and purchased investments having a cost basis of $2.2 million during 2020.

	Year Ended December 31,
	2022	2021	2020
Cash used in financing activities (in millions)	$(7.5)	$(32.6)	$(19.4)

During 2022, we drew down and repaid $25.0 million on our New Credit Agreement. We had no borrowings or repayments of debt during 2021. In 2020, we had an aggregate draw of $210.0 million on our revolving credit facility, with repayments of the same amount in that year. In addition, in 2020 we received $469.5 million and $36.8 million in net proceeds from the issuance of our Senior Notes and IQ Notes, respectively, and had debt repayments of $506.5 million for redemption of our 2021 Notes. In 2022, 2021 and 2020, we paid total cash dividends on our common and preferred stock of $12.9 million, $20.7 million and $9.2 million, respectively. We made payments on our finance leases of $7.6 million, $7.3 million, and $6.0 million in 2022, 2021, and 2020, respectively. We issued stock under our ATM program described above for net proceeds of $17.3 million in 2022. We also purchased shares of our common stock for $3.7 million, $4.5 million, and $2.7 million in 2022, 2021, and 2020, respectively, as a result of our employees' election to utilize net share settlement to satisfy their tax withholding obligations related to incentive compensation paid in stock and vesting of restricted stock units. See Note 11 of Notes to Consolidated Financial Statements for more information.

Exchange rate fluctuations between the U.S. dollar and the Canadian dollar and Mexican peso resulted in decreases in our cash balance of $0.3 million, $0.5 million and $1.1 million, during 2022, 2021 and 2020, respectively.

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, IQ Notes, revolving credit facility, outstanding purchase orders and certain service contract commitments, and lease arrangements as of December 31, 2022 (in thousands):

	Payments Due By Period
	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Purchase and contractual obligations (1)	$40,831	$—	$—	$—	$40,831
Commitment fees (2)	1,717	179	179	—	$2,075
Finance lease commitments (3)	9,352	10,993	1,875	—	$22,220
Operating lease commitments (4)	3,167	2,559	2,445	6,408	$14,579
Senior Notes (5)	34,438	68,876	68,876	479,302	$651,492
IQ Notes (6)	2,320	39,132	—	—	$41,452
Total contractual cash obligations	$91,825	$121,739	$73,375	$485,710	$772,649

(1)
Consists of open purchase orders and commitments of approximately $9.8 million at Greens Creek, $1.7 million at Casa Berardi, $22.8 million at Lucky Friday, $1.9 million at the Nevada Operations and $4.5 million at Keno Hill.

(2)
The New Credit Agreement provides for a $150 million revolving credit facility, under which $25 million was drawn as of September 30, 2022 and repaid October 4, 2022 . We had $7.8 million in letters of credit outstanding as of December 31, 2022. The amounts in the table above assume no additional amounts will be drawn in future periods, and include only the standby fee on the current undrawn balance under the New Credit Agreement. For more information on our credit facility, see Note 8 of Notes to Consolidated Financial Statements.

(3)
Includes scheduled finance lease payments of $13.4 million, $4.9 million, $1.2 million and $2.7 million (including interest) for equipment at Greens Creek, Lucky Friday, Casa Berardi and Keno Hill, respectively. These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods. See Note 8 of Notes to Consolidated Financial Statements for more information.

(4)
We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease arrangements. See Note 8 of Notes to Consolidated Financial Statements for more information.

(5)
On February 19, 2020, we completed an offering of $475 million in aggregate principal amount of our Senior Notes. The Senior Notes bear interest at a rate of 7.25% per year with interest payable on February 15 and August 15 of each year, commencing August 15, 2020. See Note 8 of Notes to Consolidated Financial Statements for more information.

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

We record liabilities for estimated costs associated with mine closure, reclamation of land and other environmental matters. At December 31, 2022, our liabilities for these matters totaled $117.0 million. Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Consolidated Financial Statements and Item 1A. Risk Factors – Our environmental obligations may exceed the provisions we have made. As discussed in Note 14 of Notes to Consolidated Financial Statements, we are involved in various other legal proceedings which may result in obligations in excess of provisions we have made.

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

Sales of concentrates sold directly to customers are recorded as revenues upon completion of the performance obligations and transfer of control of the product to the customer (generally at the time of shipment) using estimated forward metals prices for the estimated month of settlement. Due to the time elapsed between shipment of concentrates to the customer and final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to estimated settlement prices until final settlement by the customer. Changes in metals prices between shipment and final settlement result in changes to revenues and accounts receivable previously recorded upon shipment. As a result, our trade accounts receivable balances related to concentrate sales are subject to changes in metals prices until final settlement occurs. For more information, see Note 3 of Notes to Consolidated Financial Statements.

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

Mineral Reserves and Resources

Critical estimates are inherent in the process of determining our reserves and resources. Our reserves and resources are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. See Item 2. – Properties above for the metals price assumptions used in our estimates of reserves and resources as of December 31, 2022, 2021 and 2020. Our assessment of reserves and resources occurs at least annually, and periodically utilizes external audits.

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

Business Combinations

When acquiring a company, we evaluate whether the transaction should be accounted for as an asset acquisition or a business combination. If substantially all, generally interpreted as greater than 90% of the fair value is attributable to a single asset, the transaction is accounted for as an asset acquisition, and the transaction costs are capitalized. In a business combination, transaction costs are expensed. Regardless of whether we account for an acquisition as an asset acquisition or business combination, we are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The valuation of assets acquired and liabilities assumed requires management to make significant estimates and assumptions, especially with respect to long-lived assets (including resources and exploration targets beyond the known reserve). These estimates include future metals prices and mineral reserves and resources, as discussed above. Management may also be required to make estimates related to the valuation of deferred tax assets or liabilities as part of the purchase price allocation for business combinations. In some cases, we use third-party appraisers to determine the fair values of property and other identifiable assets.

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

See Note 6 of Notes to Consolidated Financial Statements for additional detail on the valuation allowance.

Pension Plan Accounting Assumptions

We are required to make a number of assumptions in estimating the future benefit obligations for, and fair value of assets included in, our pension plans, which impact the amount of liability and net periodic pension cost recognized related to our plans. These include assumptions for applicable discount rates, the expected rate of return on plan assets and the rate of future employee compensation increases. See Note 5 of Notes to Consolidated Financial Statements for more information on the accounting for our pension plans and the related assumptions.

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

Accounting Standards Updates to Become Effective in Future Periods

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform, in response to the 2017 United Kingdom Financial Conduct Authority ("FCA") announcement that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate ("LIBOR"), which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicated that the continuation of LIBOR on the current basis would not be guaranteed after 2021. Subsequently in March 2021, the FCA announced some USD LIBOR tenors (overnight, 1 month, 3 month, 6 month and 12 month) will continue to be published until June 30, 2023. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as SOFR. Our New Credit Agreement references SOFR-based rates, compared to our prior credit facility which referenced LIBOR based- rates. Certain of our derivative instruments reference LIBOR-based rates and were amended to eliminate the LIBOR-based rate references prior to January 1, 2023. We do not expect a significant impact to our financial results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates, but we will continue to monitor the impact of this transition until it is completed.

Guarantor Subsidiaries

Presented below are Hecla’s condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries of the Senior Notes and IQ Notes (see Note 8 of Notes to Consolidated Financial Statements for more information). As of December 31, 2022, the Guarantors consist of the following Hecla 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Montana, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Mines Management, Inc.; Newhi, Inc.; Montanore Minerals Corp.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; Hecla Juneau Mining Company; Klondex Holdings Inc.; Klondex Gold & Silver Mining Co.; Klondex Midas Holdings Limited; Klondex Aurora Mine Inc.; Klondex Hollister Mine Inc.; and Hecla Quebec, Inc. We completed the offering of the Senior Notes on February 19, 2020 under our shelf registration statement previously filed with the SEC. We issued the IQ Notes in four equal tranches between July and October 2020.

The condensed consolidating financial statements below have been prepared from our financial information on the same basis of accounting as the consolidated financial statements set forth elsewhere in this report. Investments in the subsidiaries are accounted for under the equity method. Accordingly, the entries necessary to consolidate Hecla, the Guarantors, and our non-guarantor subsidiaries are reflected in the eliminations column. In the course of preparing consolidated financial statements, we eliminate the effects of various transactions conducted between Hecla and its subsidiaries and among the subsidiaries. While valid at an individual subsidiary level, such activities are eliminated in consolidation because, when taken as a whole, they do not represent business activity with third-party customers, vendors, and other parties. Examples of such eliminations include the following:

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

Condensed Consolidating Balance Sheets

	As of December 31, 2022
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$69,889	$20,152	$14,702	$—	$104,743
Other current assets	4,959	147,103	10,922	—	162,984
Properties, plants, equipment and mineral interests - net	1,913	2,288,199	279,678	—	2,569,790
Intercompany receivable (payable)	(159,442)	(598,248)	303,433	454,257	—
Investments in subsidiaries	2,128,366	—	—	(2,128,366)	—
Other non-current assets	355,631	20,870	43,241	(330,087)	89,655
Total assets	$2,401,316	$1,878,076	$651,976	$(2,004,196)	$2,927,172
Liabilities and Stockholders' Equity
Current liabilities	$(93,660)	$134,016	$13,939	$124,171	$178,466
Long-term debt	506,364	11,378	0	—	517,742
Non-current portion of accrued reclamation	—	101,900	6,508	—	108,408
Non-current deferred tax liability	—	113,876	11,970	—	125,846
Other non-current liabilities	9,645	6,720	1,378	—	17,743
Stockholders' equity	1,978,967	1,510,186	618,181	(2,128,367)	1,978,967
Total liabilities and stockholders' equity	$2,401,316	$1,878,076	$651,976	$(2,004,196)	$2,927,172

Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income

	Year Ended December 31, 2022
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(5,823)	$724,255	$473	$—	$718,905
Cost of sales	824	(459,169)	(466)	—	(458,811)
Depreciation, depletion, and amortization	—	(143,938)	—	—	(143,938)
General and administrative	(18,645)	(22,807)	(1,932)	—	(43,384)
Exploration and pre-development	(684)	(37,341)	(8,016)	—	(46,041)
Equity in earnings of subsidiaries	2,219	—	—	(2,219)	—
Other income (expense)	(39,901)	(39,904)	(5,424)	13,584	(71,645)
(Loss) income before income taxes	(62,010)	21,096	(15,365)	11,365	(44,914)
Benefit (provision) from income and mining taxes	24,662	(3,624)	115	(13,587)	7,566
Net (loss) income	(37,348)	17,472	(15,250)	(2,222)	(37,348)
Preferred stock dividends	(552)	—	—	—	(552)
(Loss) income applicable to common stockholders	(37,900)	17,472	(15,250)	(2,222)	(37,900)
Net income (loss)	(37,348)	17,472	(15,250)	(2,222)	(37,348)
Changes in comprehensive income (loss)	30,904	—	—	—	30,904
Comprehensive (loss) income	$(6,444)	$17,472	$(15,250)	$(2,222)	$(6,444)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2022
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$381,771	$(196,017)	$(206,375)	$110,511	$89,890
Cash flows from investing activities:
Additions to properties, plants, equipment and mineral interests	—	(130,104)	(19,274)	—	(149,378)
Other investing activities, net	(587,685)	4,097	(19,967)	565,660	(37,895)
Cash flows from financing activities:					—
Dividends paid to stockholders	(12,932)	—	—	—	(12,932)
Borrowings of debt	25,000	—	—	—	25,000
Repayments of debt	(25,000)	(6,918)	(715)	—	(32,633)
Other financing activity	113,628	334,809	240,799	(676,171)	13,065
Effect of exchange rate changes on cash	—	200	(473)	—	(273)
Changes in cash, cash equivalents and restricted cash and cash equivalents	(105,218)	6,067	(6,005)	—	(105,156)
Beginning cash, cash equivalents and restricted cash and cash equivalents	175,108	15,135	20,820	—	211,063
Ending cash, cash equivalents and restricted cash and cash equivalents	$69,890	$21,202	$14,815	$—	$105,907

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our exposure to market risks and risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at December 31, 2022 which are sensitive to changes in commodity prices, foreign exchange rates and interest rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Item 1A. Risk Factors above).

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

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our concentrates will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer. Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A. Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us). At December 31, 2022, metals contained in concentrate sales and exposed to future price changes totaled approximately 3.1 million ounces of silver, 7,580 ounces of gold, 18.6 million pounds of zinc, and 12 million pounds of lead. If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $11.8 million. However, as discussed in Commodity-Price Risk Management below, at times, subject to management's discretion, we utilize a program designed and intended to mitigate the risk of price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales. Therefore, the impact of changes in prices on the value of concentrates sold would be substantially offset by a gain or loss on forward contracts to the extent such contracts are utilized.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we are using financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments. The following tables summarize the quantities of metals committed under forward sales contracts at December 31, 2022 and 2021:

December 31, 2022	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2023 settlements	3,124	8	18,629	11,960	$21.55	$1,795	$1.38	$0.98
Contracts on forecasted sales
2023 settlements	—	—	37,533	75,618	N/A	N/A	$1.34	$1.00
2024 settlements	—	—	—	45,856	N/A	N/A	N/A	$0.99

December 31, 2021	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2021 settlements	1,814	6	13,371	4,575	$23.02	$1,812	$1.39	$0.96

Contracts on forecasted sales
2022 settlements	—	—	57,706	59,194	N/A	N/A	$1.28	$0.98
2023 settlements	—	—	76,280	71,650	N/A	N/A	$1.29	$1.00

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

At December 31, 2022 and 2021, we recorded the following balances for the fair value of forward and put option contracts held at that time (in millions):

	December 31, 2022			December 31, 2021
Balance sheet line item:	Contracts in an asset position	Contracts in a liability position	Net asset (liability)	Contracts in an asset position	Contracts in a liability position	Net asset (liability)
Other current assets	$1.2	$—	$1.2	$—	$—	$—
Other non-current assets	0.1	—	0.1	—	—	—
Current derivatives liability	0	(12.1)	(12.1)	0.7	(20.1)	(19.4)
Non-current derivatives liability	—	(2.5)	(2.5)	0.4	(18.9)	(18.5)

Net realized and unrealized gains of approximately $16.8 million related to the effective portion of the contracts designated as hedges were included in accumulated other comprehensive loss as of December 31, 2022. Realized and unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying forecasted sales transaction is recognized. We estimate approximately $8.4 million in net realized and unrealized gains included in accumulated other comprehensive loss as of December 31, 2022 will be reclassified to current earnings in the next twelve months. The realized gains arose due to cash settlement of zinc contracts prior to maturity in 2022 for proceeds of $17.4 million. There were no early settlements in 2021 or 2020. We recognized a net loss of $5.8 million during 2022 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products. The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales, both of which resulted from changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

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

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the USD and CAD and MXN, respectively. We have determined the functional currency for our Canadian and Mexican operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period. For the year ended December 31, 2022, we recognized a net foreign exchange gain of $7.2 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at December 31, 2022 would have resulted in a change of approximately $8.0 million in our net foreign exchange gain or loss. A 10% change in the exchange rate between the USD and MXN from the rate at December 31, 2022 would have resulted in a change of approximately $0.2 million in our net foreign exchange gain or loss.

We utilize a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In November 2021, we initiated a similar program related to future development costs denominated in CAD, and have used a similar program, on a limited basis, related to interest payments on our IQ Notes (see Note 9 of Notes to Consolidated Financial Statements). The programs utilize forward contracts to buy CAD. Each contract related to operating costs is designated as a cash flow hedge, while contracts related to development and interest costs have not been designated as hedges as of December 31, 2022. As of December 31, 2022, we had 278 forward contracts outstanding to buy a total of CAD$499 million having a notional amount of US$377.4 million. The CAD contracts are related to cash operating costs at Casa Berardi forecasted to be incurred from 2023 through 2026 and have CAD-to-USD exchange rates ranging between 1.26 and 1.3765. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be covered under such programs, and for potential additional programs to manage other foreign currency-related exposure areas. These instruments do, however, expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract exchange rate exceeds the spot exchange rate of a currency and (ii) exchange rate risk to the extent that the spot exchange rate exceeds the contract exchange rate for amounts of our operating costs covered under contract positions.

As of December 31, 2022 and 2021, we recorded the following balances for the fair value of the contracts (in millions):

	December 31,
Balance sheet line item:	2022	2021
Other current assets	$1.1	$2.7
Other non-current assets	0.4	2.5
Current derivative liabilities	4.0	0.0
Non-current derivative liabilities	3.6	0.0

Net unrealized losses of approximately $7.1 million related to the effective portion of the hedges were included in accumulated other comprehensive income (loss) as of December 31, 2022. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $3.7 million in net unrealized losses included in accumulated other comprehensive income (loss) as of December 31, 2022 would be reclassified to current earnings in the next twelve months. Net realized gains of approximately $0.8 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the year ended December 31, 2022. Net unrealized gains of approximately $0.1 million related to contracts not designated as hedges and no net unrealized gains or losses related to ineffectiveness of the hedges were included in fair value adjustments, net on our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2022.

Interest Rates

We have a $150 million credit facility, and amounts drawn on the facility are subject to variable rates of interest based on a spread over the London Interbank Offered Rate or an alternative base rate. Interest rates fluctuate due to economic factors beyond our control. We had no amount drawn under the facility as of December 31, 2022. See Note 8 of Notes to Consolidated Financial Statements for more information on our credit facility.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the CEO and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of the end of the reporting period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of December 31, 2022 in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2022, based on these criteria.

Our internal control over financial reporting as of December 31, 2022 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On September 7, 2022, we completed the acquisition of Alexco Resources Corp. ("Alexco"). We are in the process of evaluating the existing controls and procedures of Alexco and integrating Alexco into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management's assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded the newly acquired Alexco from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Alexco represented 9.7% of our total assets as of December 31, 2022, and 16.1% of our net loss for the year ended December 31, 2022.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hecla Mining Company

Coeur d’Alene, Idaho

Opinion on Internal Control over Financial Reporting

We have audited Hecla Mining Company’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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

As indicated in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Alexco Resource Corp. (“Alexco”), which was acquired on September 7, 2022, and which is included in the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. Alexco constituted 9.7% of total assets and net assets, respectively, as of December 31, 2022, and 0.1% and 16.1% of revenues and net loss, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Alexco because of the timing of the acquisition which was completed on September 7, 2022. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Alexco.

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

February 17, 2023

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

	Age at May 23, 2023	Position and Committee Assignments	Effective Dates
Phillips S. Baker, Jr.	63	President and CEO, Director (1)	5/22 — 5/23 5/20 — 5/23
Russell D. Lawlar	43	Senior Vice President, Chief Financial Officer and Treasurer	5/22 — 5/23
Lauren M. Roberts	57	Senior Vice President and Chief Operating Officer	5/22 — 5/23
Michael L. Clary	55	Senior Vice President - Chief Administrative Officer	5/22 — 5/23
Kurt D. Allen	61	Vice President - Exploration	5/22 — 5/23
David C. Sienko	54	Vice President and General Counsel	5/22 — 5/23
Robert D. Brown	54	Vice President – Corporate Development & Sustainability	5/22 — 5/23
Catherine J. Boggs	68	Director (2,3,4)	5/21 — 5/24
George R. Johnson	74	Director (2,3,5)	5/20 — 5/23
Alice Wong	63	Director (2,5)	2/21 — 5/23
Stephen F. Ralbovsky	69	Director (2,3,5)	5/21 — 5/24
Charles B. Stanley	64	Director (4,5)	5/22 — 5/25

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

David C. Sienko was appointed Vice President and General Counsel in January 2010. Prior to his appointment, Mr. Sienko was a partner with the law firm K&L Gates LLP from 2004 to January 2010, where he specialized in corporate and securities law.

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

Catherine “Cassie” J. Boggs has served as a director since January 2017 and became Chairwoman of the Board in May 2023. Ms. Boggs was the General Counsel at Resource Capital Funds (a mining-focused private equity firm) from January 2011 until her retirement in February 2019. She has served as a board member of Capital Limited (a global drilling company, listed on the London Stock Exchange) since September 2021, and as an Intermittent Expert in mining with the US Department of Commerce’s Commercial Law Development Program since November 2019. Ms. Boggs was a board member of Funzeleo (a non-profit dedicated to inspiring and preparing youth for high-demand science and math-based careers) from January 2016 to September 2021, as well as serving as a board member and President of the Rocky Mountain Mineral Law Foundation (a non-profit organization dedicated to the study of laws and regulations relating to mining, oil and gas, energy, public lands, water, environmental and international law) from July 2011 to July 2015. She served on the board of US Energy Corp. (an oil and gas company) from June 2019 to December 2019. She is also currently serving as an Adjunct Professor at the University of Denver, Sturm College of Law.

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

Information with respect to our directors is set forth under the caption “Proposal 1 - Election of Class III Directors” in our proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 23, 2023 (the Proxy Statement), which information is incorporated herein by reference.

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

Not applicable

(a)
(3) Exhibits

Hecla Mining Company and Wholly-Owned Subsidiaries

Form 10-K - December 31, 2022

Index to Exhibits

2.1(a)

Arrangement Agreement dated as of July 4, 2022, by and among Hecla Mining Company, Hecla Canada Ltd., 1080980 B.C. Ltd. and Alexco Resource Corp. Filed as exhibit 2.1 to Registrant's Current Report on Form 8-K filed on July 5, 2022 (File No. 1-8491) and incorporated herein by reference.

2.1(b)

Assignment and Amendment Agreement dated as of July 25, 2022, among Hecla Mining Company, Alexco Resource Corp., and 1080980 B.C. Ltd. Filed as exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 1-8491) and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of the Registrant. Filed as exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 (File No. 1-8491) and incorporated herein by reference.

3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on December 15, 2022 (File No. 1-8491) and incorporated herein by reference.

4.1

Registration Rights Agreement, dated as of May 19, 2022, among Hecla Mining Company, as Issuer, and Hecla Mining Company Retirement Plan Trust, which is the funding vehicle for the Hecla Mining Company Retirement Plan, a tax-qualified employee benefit pension plan sponsored by Hecla Mining Company, and the Lucky Friday Pension Plan Trust, which is the funding vehicle for the Lucky Friday Pension Plan. Filed as exhibit 4.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2022, filed on August 5, 2022 (File No. 1-8491), and incorporated herein by reference.

4.2

Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Included as Annex II to Restated Certificate of Incorporation of Registrant filed as exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 (File No. 1-8491) and incorporated herein by reference.

4.3(a)

Indenture, dated as of February 19, 2020, by and among Hecla Mining Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 19, 2020 (File No. 1-8491) and incorporated herein by reference.

4.3(b)

First Supplemental Indenture, dated as of February 19, 2020, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors hereto, and the Bank of New York Mellon Trust, N.A., as Trustee. Filed as exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on February 19, 2020 (File No. 1-8491) and incorporated herein by reference.

4.3(c)	Form of 7.250% Senior Note due 2028 (included in Exhibit 4.3(b).

4.4	Description of Securities. *

10.1

Credit Agreement dated as of July 21, 2022, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company, and Hecla Juneau Mining Company, as the Borrowers, Bank of America, N.A., as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.1 to Registrant's Current Report on Form 8-K on July 21, 2022 (File No. 1-8491) and incorporated herein by reference.

10.2

Stream Termination Agreement dated as of July 4, 2022, by and between Hecla Mining Company and Wheaton Precious Metals Corp. Filed as exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 1-8491) and incorporated herein by reference.

10.3

Hecla Mining Company Key Employee Deferred Compensation Plan (Amended, Restated and Effective May 19, 2021). Filed as Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 5, 2021 (File No 1-8491) and incorporated herein by reference. (1)

10.4

Form of Change of Control Agreement entered into on March 5, 2015, between Registrant and each of Phillips S. Baker, Jr., and David C. Sienko, on February 19, 2016 with Robert D. Brown, on August 5, 2019 with Lauren M. Roberts, on March 1, 2020 with Michael L. Clary, on March 1, 2021 with Russell D. Lawlar, and on July 1, 2021 with Kurt Allen. Filed as exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2015 (File No. 1-8491) and incorporated herein by reference. (1)

10.5

Form of Indemnification Agreement dated November 8, 2006, between Registrant and Phillips S. Baker, Jr. Identical Indemnification Agreements were entered into between the Registrant and Charles B. Stanley on May 4, 2007, David C. Sienko on January 29, 2010, Robert D. Brown on January 4, 2016, Stephen F. Ralbovsky and George R. Johnson on March 1, 2016, Catherine J. Boggs on January 1, 2017, Lauren M. Roberts on August 5, 2019, Alice Wong on February 26, 2021, Michael L. Clary on March 1, 2020, Russell D. Lawlar on March 1, 2021, and Kurt Allen on July 1, 2021. Filed as exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491) and incorporated herein by reference. (1)

10.6

Hecla Mining Company Key Employee Deferred Compensation Plan (Amended, Restated and Effective May 19, 2021). Filed as Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 5, 2021 (File No 1-8491) and incorporated herein by reference. (1)

10.7

Hecla Mining Company 2010 Stock Incentive Plan (Amended and Restated as of August 21, 2021). Filed as exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2021 (File No. 1-8491) and incorporated herein by reference. (1)

10.8	Hecla Mining Company Short-Term Incentive Plan. Filed as exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2019 (File No. 1-8491) and incorporated herein by reference. (1)

10.9

Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan (as Amended and Restated Effective January 1, 2017). Filed as exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended March 31, 2017 (File No. 8491) and incorporated herein by reference. (1)

10.10(a)

Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan. Filed as exhibit 10.17(a) to Registrant’s Form 10-K for the year ended December 31, 2008 (File No. 1-8491) and incorporated herein by reference. (1)

10.10(b)

Hecla Mining Company Post-2004 Supplemental Excess Retirement Plan Master Plan Document, effective January 1, 2019. Filed as exhibit 10.8(a) to Registrant's Form 10-K for the year ended December 31, 2021 (File No. 1-8491) and incorporated herein by reference. (1)

10.10(c)

Hecla Mining Company Pre-2005 Supplemental Excess Retirement Plan Master Plan Document, effective January 1, 2019. Filed as exhibit 10.8(b) to Registrant's Form 10-K for the year ended December 31, 2021 (File No. 1-8491) and incorporated herein by reference. (1)

10.11

Hecla Mining Company Nonqualified Plans Master Trust Agreement. Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)

10.12

Hecla Mining Company Stock Plan for Nonemployee Directors, as amended. Filed as exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2017 (File No. 1-8491) and incorporated herein by reference. (1)

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

96.1

Technical Report Summary on the Greens Creek Mine, Alaska, U.S.A. Filed as exhibit 96.1 to Registrant's Form 10-K for the year ended December 31, 2021 (File No. 1-8491) and incorporated herein by reference.

96.2

Technical Report Summary on the Lucky Friday Mine, Idaho, U.S.A. Filed as exhibit 96.2 to Registrant's Form 10-K for the year ended December 31, 2021 (File No. 1-8491) and incorporated herein by reference.

96.3

Technical Report Summary on the Casa Berardi Mine, Northwestern Québec, Canada. Filed as exhibit 96.3 to Registrant's Form 10-K for the year ended December 31, 2021 (File No. 1-8491) and incorporated herein by reference.

99.1

Contribution Agreement, dated as of May 19, 2022, among Hecla Mining Company, as sponsor of the Hecla Mining Company Retirement Plan, the Retirement Committee, as the named fiduciary of the Hecla Mining Company Retirement Plan, and U.S. Bank National Association, as trustee of the Hecla Mining Company Retirement Plan Trust. Filed as exhibit 99.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2022 filed on August 5, 2022 (File No. 1-8491) and incorporated herein by reference.

99.2

Contribution Agreement, dated as of May 19, 2022, among Hecla Mining Company, Hecla Limited as sponsor of the Lucky Friday Pension Plan, the Pension Committee, as the named fiduciary of the Lucky Friday Pension Plan, and U.S. Bank National Association, as trustee of the Lucky Friday Pension Plan. Filed as exhibit 99.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2022, filed on August 5, 2022 (File No. 1-8491) and incorporated herein by reference.

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

HECLA MINING COMPANY

By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President, Chief Executive Officer and Director

Date:	February 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phillips S. Baker, Jr.	February 17, 2023	/s/ Catherine J. Boggs	February 17, 2023
Phillips S. Baker, Jr. President, Chief Executive Officer and Director (principal executive officer)	Date	Catherine J. Boggs Director	Date

/s/ Russell D. Lawlar	February 17, 2023	/s/ Charles B. Stanley	February 17, 2023
Russell D. Lawlar Senior Vice President, Chief Financial Officer (principal financial and accounting officer)	Date	Charles B. Stanley Director	Date

/s/ Stephen F. Ralbovsky	February 17, 2023	/s/ Alice Wong	February 17, 2023
Stephen F. Ralbovsky Director	Date	Alice Wong Director	Date

/s/ George R. Johnson	February 17, 2023
George R. Johnson Director	Date

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hecla Mining Company

Coeur d’Alene, Idaho

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hecla Mining Company and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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

Accounting for Income Taxes

As described in Notes 2 and 6 to the consolidated financial statements, the Company recorded a deferred tax asset of $331.9 million, which is presented net of a valuation allowance of $72.9 million, total deferred tax liabilities of $436.6 million and a net deferred tax liability of $104.7 million as of December 31, 2022. The valuation allowance is primarily related to net operating losses. As of December 31, 2022, a $5.1 million valuation allowance remains in the U.S. group, $28.9 million in the Nevada group, $28.8 million in the Canada jurisdiction and $10.1 million in the Mexican jurisdiction.

We identified the Company’s estimate of its valuation allowance for the U.S. tax group as a critical audit matter. Specifically, the Company’s evaluation of positive and negative evidence and estimates of future taxable income to determine the amount of valuation allowance required on its deferred tax assets involve significant management judgments. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters including the need for specialized knowledge and skill in assessing these estimates.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating positive and negative evidence supporting the estimate of the U.S. tax group’s deferred tax asset valuation allowance including forecasted taxable income and trends in metals market pricing.
•
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
•
Utilizing personnel with specialized knowledge and skill to assist in analyzing management’s estimate of its valuation allowance for the U.S. tax group.

Mineral Reserves and Resources and Impairment of Long-Lived Assets

As discussed in Note 2 to the consolidated financial statements, reserves and resources are a key component in the valuation of properties, plants, equipment, and mineral interests. Management reviews and evaluates the net carrying value of all facilities, including idle facilities, upon the occurrence of events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. Tests for recoverability of each property is based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment, and the value associated with property interests.

We identified the assessment of the recoverability of the Company’s properties and facilities as a critical audit matter, specifically the assumptions used in the underlying future cash flows that will be generated from operations at each property. These assumptions include 1) metals to be recovered from proven and probable mineral reserves, 2) metals prices, and 3) market values of mineral interests. Auditing these assumptions involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating management's determination of properties and facilities with an identified triggering event in 2022 by assessing current operating results and market prices.
•
Assessing management’s assumptions for metals prices underlying estimates of future cash flows, and market value of minerals in the carrying value models by comparing to prior five-year trends and agreeing to underlying market data from third-party sources.
•
Testing management’s assumptions for metals to be recovered from identified resources and exploration targets beyond proven and probable by agreeing the amounts to the Company’s reserves and resources report and evaluating management’s experts.

Asset Acquisition of Alexco Resources Corp.

As discussed in Note 1 to the consolidated financial statements, the Company completed the acquisition of the remaining 90.1% of Alexco Resource Corp. (“Alexco”) for non-cash consideration of 17,992,875 shares of Company common stock valued at $68.7 million. Total consideration for the acquisition, deemed to be an asset acquisition under accounting principles generally accepted in the United States of America, was $81.5 million of which $76.4 million was non cash, including fair value of the Company's common stock issued and the fair value of the 9.9% Alexco investment held by the Company prior to completion of the acquisition and previously accounted for as marketable equity securities of $7.7 million. Total consideration was allocated to the acquired assets and assumed liabilities based on the estimated fair values at the acquisition date, which primarily consisted of mineral interest of $236.6 million, a related deferred tax liability of $12.9 million, net liabilities of $7.2 million and a silver stream liability of $135 million.

We identified the determination of the fair value of the acquired assets and assumed liabilities as a critical audit matter. Specifically, the assumptions applied in determining the fair value of the mineral interest and related deferred tax liability which also impacts classification of the transaction as an asset acquisition. The valuation of mineral interest requires management to make significant estimates and assumptions including future metals prices, forecasted cash flows and resources and exploration targets beyond the known reserve. Additionally, valuation of the deferred tax asset includes assessment of feasible tax planning strategies. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters including the need for specialized knowledge and skill in assessing these estimates.

The primary procedures we performed to address this critical audit matter included:

•
Utilizing personnel with specialized knowledge and skill to assist in analyzing management’s estimates of the fair value of mineral assets including the resources and exploration targets beyond the known reserve and metals pricing.
•
Assessing management’s assumptions applied in the future cash flows that support the valuation of the mineral interests by 1) agreeing metals pricing as of the date of the acquisition to reputable third-party sources; and 2) assessing the accuracy of future undiscounted cash flows through retrospective review and setting independent expectations by actual operating results of a comparative mine site.
•
Evaluating management’s conclusion that the transaction is an asset acquisition under ASC 805, Business Combinations, by testing the calculation of the screen test.
•
Utilizing personnel with specialized knowledge and skill to assist in analyzing management’s tax planning strategies supporting the realizability of deferred tax assets.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2001

Spokane, Washington

February 17, 2023

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020

Sales	$718,905	$807,473	$691,873
Cost of sales and other direct production costs	458,811	417,879	382,663
Depreciation, depletion and amortization	143,938	171,793	148,110
Total cost of sales	602,749	589,672	530,773
Gross profit	116,156	217,801	161,100
Other operating expenses:
General and administrative	43,384	34,570	35,561
Exploration and pre-development	46,041	47,901	18,295
Provision for closed operations and environmental matters	8,793	14,571	3,929
Ramp-up and suspension costs	24,114	23,012	24,911
Other operating expense	6,262	14,327	11,426
Total other operating expenses	128,594	134,381	94,122
(Loss) income from operations	(12,438)	83,420	66,978
Other expense:
Fair value adjustments, net	(4,723)	(35,792)	(11,806)
Foreign exchange gain (loss), net	7,211	417	(4,605)
Other net expense	7,829	(574)	(2,256)
Interest expense, net	(42,793)	(41,945)	(49,569)
Total other expense:	(32,476)	(77,894)	(68,236)
(Loss) income before income and mining taxes	(44,914)	5,526	(1,258)
Income and mining tax benefit (provision)	7,566	29,569	(8,199)
Net (loss) income	(37,348)	35,095	(9,457)
Preferred stock dividends	(552)	(552)	(552)
Income (loss) applicable to common stockholders	$(37,900)	$34,543	$(10,009)

Comprehensive income (loss):
Net (loss) income	$(37,348)	$35,095	$(9,457)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) and amortization of prior service on pension plans	17,067	16,740	(3,559)
Unrealized gain (loss) on derivative contracts designated as hedge transactions	13,837	(12,307)	7,980
Total change in accumulated other comprehensive income (loss), net	$30,904	$4,433	$4,421
Comprehensive (loss) income	$(6,444)	$39,528	$(5,036)
Basic (loss) income per common share after preferred dividends	$(0.07)	$0.06	$(0.02)
Diluted (loss) income per common share after preferred dividends	$(0.07)	$0.06	$(0.02)
Weighted average number of common shares outstanding – basic	557,344	536,192	527,329
Weighted average number of common shares outstanding – diluted	557,344	542,176	527,329

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021	2020

Operating activities:
Net (loss) income	$(37,348)	$35,095	$(9,457)
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	145,147	172,651	155,006
Fair value adjustments, net	24,182	15,040	(4,690)
Adjustment of inventory to net realizable value	2,646	6,524	—
Provision for reclamation and closure costs	9,572	11,514	6,189
Deferred income taxes	(25,546)	(48,049)	(3,818)
Stock compensation	6,012	6,082	6,458
Foreign exchange (gain) loss	(9,210)	(79)	2,680
Other non-cash items	3,736	2,663	6,032
Changes in assets and liabilities:
Accounts receivable	8,669	(5,405)	(1,080)
Inventories	(18,230)	16,919	(13,208)
Other current and non-current assets	(12,388)	(1,678)	2,381
Accounts payable and accrued liabilities	(24,981)	(795)	19,379
Accrued payroll and related benefits	13,732	1,270	14,445
Accrued taxes	(7,927)	6,457	3,561
Accrued reclamation and closure costs and other non-current liabilities	11,824	2,128	(3,085)
Net cash provided by operating activities	89,890	220,337	180,793
Investing activities:
Additions to properties, plants, equipment and mineral interests	(149,378)	(109,048)	(91,016)
Pre-acquisition advance to Alexco	(25,000)	—	—
Acquisition, net	8,953	—	—
Purchase of carbon credits	—	(869)	—
Proceeds from sale or exchange of investments	9,375	1,811	—
Proceeds from disposition of properties, plants, equipment and mineral interests	748	1,077	331
Purchases of investments	(31,971)	—	(2,216)
Net cash used in investing activities	(187,273)	(107,029)	(92,901)
Financing activities:
Proceeds from issuance of common stock, net of offering costs	17,278	—	—
Dividends paid to common and preferred stockholders	(12,932)	(20,672)	(9,152)
Acquisition of treasury shares from employee equity awards	(3,677)	(4,525)	(2,745)
Borrowings of debt	25,000	—	716,327
Repayments of debt	(25,000)	—	(716,500)
Repayments of finance leases	(7,633)	(7,285)	(5,953)
Other	(536)	(116)	(1,356)
Net cash used in financing activities	(7,500)	(32,598)	(19,379)
Effect of exchange rates on cash	(273)	(530)	(1,107)
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(105,156)	80,180	67,406
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	211,063	130,883	63,477
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$105,907	$211,063	$130,883
Supplemental disclosure of cash flow information:
Cash (paid) received during year for:
Interest	$(37,200)	$(37,565)	$(34,853)
Income and mining taxes	$(14,405)	$(12,105)	$7,913
Significant non-cash investing and financing activities:
Addition of finance lease obligations	$11,887	$4,870	$9,113
Recognition of operating lease liabilities and right-of-use assets	$6,842	$4,874	$—
Common stock contributed to pension plans	$9,740	$22,250	$16,032
Common stock issued for 401(k) match	$4,470	$4,339	$4,624
Common stock issued to Alexco Resource Corp. stockholders	$68,733	$—	$—
Common stock issued to settle acquired silver stream	$135,000	$—	$—
Payment of accrued compensation in restricted stock units	$—	$—	$5,096
Equity securities received from exchange of investments	$—	$3,626	$—

See Notes 3 and 10 for additional non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$104,743	$210,010
Accounts receivable:
Trade	45,146	36,437
Other, net	10,695	8,149
Inventories:
Concentrates, doré, stockpiled ore, and metals in transit and in-process	37,303	25,906
Materials and supplies	53,369	41,859
Other current assets	16,471	19,266
Total current assets	267,727	341,627
Investments	24,018	10,844
Restricted cash and investments	1,164	1,053
Properties, plants, equipment and mineral interests, net	2,569,790	2,310,810
Operating lease right-of-use assets	11,064	12,435
Deferred tax assets	21,105	45,562
Other non-current assets	32,304	6,477
Total assets	$2,927,172	$2,728,808
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$84,747	$68,100
Accrued payroll and related benefits	37,579	28,714
Accrued taxes	4,030	12,306
Finance leases	9,483	5,612
Accrued reclamation and closure costs	8,591	9,259
Accrued interest	14,454	14,454
Derivative liabilities	16,125	19,353
Other current liabilities	3,457	2,585
Total current liabilities	178,466	160,383
Accrued reclamation and closure costs	108,408	103,972
Long-term debt including finance leases	517,742	515,871
Deferred tax liability	125,846	149,706
Pension liability	—	4,673
Derivatives liabilities	6,066	18,528
Other non-current liabilities	11,677	14,888
Total liabilities	948,205	968,021
Commitments and contingencies (Notes 4, 5, 8, 9, 13 and 14)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, issued 2022 - 157,776 shares (2021 - 157,816 shares issued and outstanding), liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 750,000,000 shares; issued 2022 — 607,619,495 shares and 2021 — 545,534,760 shares	151,819	136,391
Capital surplus	2,260,290	2,034,485
Accumulated deficit	(403,931)	(353,651)
Accumulated other comprehensive income (loss), net	2,448	(28,456)
Less treasury stock, at cost; 2022 — 8,132,553 and 2021 — 7,395,295 shares issued and held in treasury	(31,698)	(28,021)
Total stockholders’ equity	1,978,967	1,760,787
Total liabilities and stockholders’ equity	$2,927,172	$2,728,808

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2022, 2021 and 2020

(Dollars in thousands)

	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total

Balances, January 1, 2020	$39	$132,292	$1,973,700	$(349,220)	$(37,310)	$(22,967)	$1,696,534
Net loss	—	—	—	(9,457)	—	—	(9,457)
Stock issued to directors (391,000 shares)	—	97	1,389	—	—	—	1,486
Stock issued for 401(k) match (1,584,000 shares)	—	397	4,227	—	—	—	4,624
Restricted stock units granted	—	—	4,975	—	—	—	4,975
Restricted stock unit distributions (1,702,000 shares)	—	426	(426)	—	—	(1,479)	(1,479)
Common stock ($0.01625 per share) and Series B Preferred stock ($2.63 per share) dividends declared	—	—	—	(9,151)	—	—	(9,151)
Common stock issued for employee incentive compensation (2,800,000 shares)	—	700	4,396	—	—	(1,266)	3,830
Treasury shares issued to charitable foundation (650,000 shares)	—	—	—	(246)	—	2,216	1,970
Common stock issued to pension plans (2,869,000 shares)	—	717	15,315	—	—	—	16,032
Other comprehensive income	—	—	—	—	4,421	—	4,421
Balances, December 31, 2020	39	134,629	2,003,576	(368,074)	(32,889)	(23,496)	1,713,785
Net income	—	—	—	35,095	—	—	35,095
Stock issued to directors (207,000 shares)	—	52	1,792	—	—	—	1,844
Stock issued for 401(k) match (685,000 shares)	—	172	4,167	—	—	—	4,339
Restricted stock units granted	—	—	4,238	—	—	—	4,238
Restricted stock unit distributions (1,653,000 shares)	—	413	(413)	—	—	(4,525)	(4,525)
Common stock ($0.0375 per share) and Series B Preferred stock ($2.63 per share) dividends declared	—	—	—	(20,672)	—	—	(20,672)
Common stock issued to pension plans (4,500,000 shares)	—	1,125	21,125	—	—	—	22,250
Other comprehensive income	—	—	—	—	4,433	—	4,433
Balances, December 31, 2021	39	136,391	2,034,485	(353,651)	(28,456)	(28,021)	1,760,787
Net loss	—	—	—	(37,348)	—	—	(37,348)
Stock issued to directors (68,816 shares)	—	25	392	—	—	—	417
Stock issued for 401(k) match (978,964 shares)	—	245	4,225	—	—	—	4,470
Restricted stock units granted	—	—	5,595	—	—	—	5,595
Restricted stock and performance stock unit distributions (2,192,795 shares)	—	447	(447)	—	—	(3,677)	(3,677)
Common stock ($0.0375 per share) and Series B Preferred stock ($2.63 per share) dividends declared	—	—	—	(12,932)	—	—	(12,932)
Common stock issued to pension plans (2,190,000 shares)	—	548	9,192	—	—	—	9,740
Common stock issued to Alexco Resource Corp. stockholders (17,992,875 shares)	—	4,498	64,235	—	—	—	68,733
Common stock issued to settle the acquired silver stream (34,800,990 shares)	—	8,700	126,300	—	—	—	135,000
Common stock issued upon conversion of 40 Series B Preferred stock (128 shares)	—	—	—	—	—	—	—
Common stock issued under ATM program (3,860,199 shares)	—	965	16,313	—	—	—	17,278
Other comprehensive income	—	—	—	—	30,904	—	30,904
Balances, December 31, 2022	$39	$151,819	$2,260,290	$(403,931)	$2,448	$(31,698)	$1,978,967

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: The Company

Hecla Mining Company, and its affiliates and subsidiaries (collectively, “Hecla,” “we,” “us” or “the Company”), is the largest silver producer in the United States. In addition to operating mines in Alaska, Idaho and Quebec, Canada, the Company is developing a mine in the Yukon, Canada, and owns a number of exploration and pre-development projects in world-class silver and gold mining districts throughout North America. Our current holding company structure dates from the incorporation of Hecla Mining Company in 2006 and the renaming of our subsidiary (previously Hecla Mining Company) as Hecla Limited. Hecla Limited was incorporated on October 14, 1891 as an Idaho Corporation in northern Idaho’s Silver Valley. We believe we are the oldest operating precious metals mining company in the United States and the largest silver producer in the United States. Our corporate offices are in Coeur d’Alene, Idaho and Vancouver, British Columbia. The cash flow and profitability of the Company’s operations are significantly affected by the market price of silver, gold, lead and zinc, which are affected by numerous factors beyond our control.

On September 7, 2022, we completed the acquisition of the remaining 90.1% of Alexco Resource Corp. ("Alexco") for non-cash consideration of 17,992,875 shares of Company common stock valued at $68.7 million. Total consideration for the acquisition, deemed to be an asset acquisition under accounting principles generally accepted in the United States of America (“GAAP”), was $81.5 million of which $76.4 million was non-cash, including the fair value of our common stock issued and the fair value of the 9.9% Alexco investment held by us prior to the completion of the acquisition and previously accounted for as marketable equity securities of $7.7 million. Acquisition costs also included transaction costs of $5.1 million. The total consideration was allocated to the acquired assets and assumed liabilities based on their estimated fair values on the acquisition date, which primarily consisted of mineral interests of $236.6 million, a related deferred tax liability of $12.9 million, net liabilities of $7.2 million and a silver stream liability of $135 million. Immediately following the closure of the acquisition, we settled the silver stream liability with the stream holder for 34,800,990 shares of our common stock. Prior to September 7, 2022, the Company advanced $25 million to Alexco to fund its operations on market terms. The advance was assumed upon acquisition and is eliminated upon consolidation.

References to “CAD” and “MXN” refer to the Canadian Dollar and Mexican Peso, respectively.

Note 2: Summary of Significant Accounting Policies

A. Principles of Consolidation, Basis of Presentation and Other Information — Our Consolidated Financial Statements have been prepared in accordance with GAAP, and include our accounts and our wholly-owned subsidiaries’ accounts. All inter-company balances and transactions have been eliminated in consolidation.

B. Assumptions and Use of Estimates — Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. We consider our most critical accounting estimates to be future metals prices; obligations for environmental, reclamation and closure matters and mineral reserves and resources. Other significant areas requiring the use of management assumptions and estimates relate to reserves for contingencies and litigation; asset impairments, including long-lived assets; valuation of deferred tax assets; and post-employment, post-retirement and other employee benefit assets and liabilities. We have based our estimates on historical experience and various other assumptions that we believe to be reasonable. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.

C. Cash and Cash Equivalents — Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and are carried at fair value. Cash and cash equivalents are invested in money market funds, certificates of deposit, U.S. government and federal agency securities, municipal securities and corporate bonds.

D. Investments — We determine the appropriate classification of our investments at the time of purchase and re-evaluate such determinations at each reporting date. Currently all our investments are comprised of marketable equity securities and are carried at fair value. Marketable securities we anticipate selling within the next twelve months are included in other current assets. Gains and losses on the sale of securities are recognized on a specific identification basis. Gains and losses are included as a component of a separate line item, “fair value adjustments, net,” on our consolidated statements of operations and comprehensive income (loss).

E. Inventories — Major types of inventories include materials and supplies and metals product inventory, which is determined by the stage at which the ore is in the production process (stockpiled ore, in-process and finished goods). Product inventories are stated at the lower of full cost of production or estimated net realizable value based on current metals prices. Materials and supplies inventories are stated at average cost.

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

F. Restricted Cash and Investments — Restricted cash and investments primarily represent investments in money market funds, certificates of deposit, and bonds of U.S. government agencies and are restricted primarily for reclamation funding or surety bonds. Restricted cash balances are carried at fair value. Non-current restricted cash and investments is reported in a separate line on the consolidated balance sheets and totaled $1.2 million and $1.1 million at December 31, 2022 and 2021, respectively.

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

Drilling and related costs of approximately $11.2 million, $5.2 million, and $4.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, met our criteria for capitalization listed above at our production stage properties.

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

H. Depreciation, Depletion and Amortization — Capitalized costs are depreciated or depleted using the straight-line method or units-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 3 to 14 years, but do not exceed the useful life of the individual asset. Determination of expected useful lives for amortization calculations are made on a property-by-property or asset-by-asset basis at least annually. Our estimates for reserves and resources are a key component in determining our units-of-production depreciation rates, with net book value of many assets depreciated over remaining estimated reserves. Reserves are estimates made by our professional technical personnel of the amount of metals that they believe could be economically and legally extracted or produced at the time of the reserve determination (discussed in J. Proven and Probable Mineral Reserves below). Our estimates of proven and probable mineral reserves and resources may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods.

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

Although management has made what it believes to be a reasonable estimate of factors based on current conditions and information, assumptions underlying future cash flows, which includes the estimated value of resources and exploration targets, are subject to significant risks and uncertainties. Estimates of undiscounted future cash flows are dependent upon, among other factors, estimates of: (i) metals to be recovered from proven and probable mineral reserves and identified resources and exploration targets beyond proven and probable reserves, (ii) future production and capital costs, (iii) estimated metals prices (considering current and historical prices, forward pricing curves and related factors) over the estimated remaining mine life and (iv) market values of mineral interests. It is possible that changes could occur in the near term that could adversely affect our estimate of future cash flows to be generated from our operating properties. If estimated undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized for the difference between the carrying value and fair value of the property.

J. Proven and Probable Mineral Reserves — At least annually, management reviews the reserves used to estimate the quantities and grades of ore at our mines which we believe can be recovered and sold economically. Management’s calculations of proven and probable mineral reserves are based on financial, engineering and geological estimates, including future metals prices and operating costs, and an assessment of our ability to obtain the permits required to mine and process the material. From time to time, management obtains external audits or reviews of reserves.

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

We classify as income taxes mine license taxes incurred in the states of Alaska and Idaho, the net proceeds taxes incurred in Nevada, mining duties in Mexico, and resource taxes incurred in Quebec and Yukon, Canada.

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

O. Foreign Currency — The functional currency for our operations located in the U.S., Mexico and Canada is the U.S. dollar (“USD”) for all periods presented. Accordingly, for Casa Berardi and Keno Hill in Canada and San Sebastian in Mexico, we have translated our monetary assets and liabilities at the period-end exchange rate, and non-monetary assets and liabilities at historical rates, with income and expenses translated at the average exchange rate for the current period. All translation gains and losses have been included in the current period net income (loss). Expenses incurred at our foreign operations and denominated in CAD and MXN expose us to exchange rate fluctuations between those currencies and the USD. As discussed in P. Risk Management Contracts below, we seek to mitigate this exposure by using financially-settled forward contracts to sell CAD and MXN.

We recognized a total net foreign exchange gain of $7.2 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively, and a loss of $4.6 million for the year ended December 31, 2020.

P. Risk Management Contracts — We use derivative financial instruments as part of an overall risk-management strategy as a means of managing exposure to changes in metals prices and exchange rate fluctuations between the USD and CAD and MXN. We do not hold or issue derivative financial instruments for speculative trading purposes. We measure derivative contracts as assets or liabilities based on their fair value. Amounts recognized for the fair value of derivative asset and liability positions with the same counterparty and which would be settled on a net basis are offset against each other on our consolidated balance sheets. Gains or losses resulting from changes in the fair value of derivatives in each period are recorded either in current earnings or other comprehensive income (“OCI”), depending on the use of the derivative, whether it qualifies for hedge accounting and whether that hedge is effective. Amounts deferred in OCI are reclassified to sales of products (for metals price-related contracts) or cost of sales (for foreign currency-related contracts). Ineffective portions of any change in fair value of a derivative are recorded in current period other operating income (expense). For derivatives qualifying as hedges, when the hedged items are sold, extinguished or terminated, or it is determined the hedged transactions are no longer likely to occur, gains or losses on the derivatives are reclassified from OCI to current earnings. As of December 31, 2022 and 2021, our foreign currency-related forward contracts qualified for hedge accounting, with unrealized gains and loss related to the effective portion of the contracts included in OCI. Our base metals price-related forward contracts were designated as hedges effective November 1, 2021. Prior to November 1, 2021 our metals price-related forward contracts and put option contracts did not qualify for hedge accounting and all unrealized gains and losses were therefore reported in earnings.

Q. Stock Based Compensation — The fair values of equity instruments granted to employees that have vesting periods are expensed over the vesting periods on a straight-line basis. The fair values of instruments having no vesting period are expensed when granted. Stock-based compensation expense is recorded among general and administrative expenses, exploration and pre-development and cost of sales and other direct production costs.

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

T. Reclassifications — Certain amounts in prior years have been reclassified to conform with the 2022 presentation.

U. New Accounting Pronouncements —

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

Accounting Standards Updates to Become Effective in Future Periods

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform, in response to the 2017 United Kingdom Financial Conduct Authority ("FCA") announcement that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate ("LIBOR"), which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicated that the continuation of LIBOR on the current basis would not be guaranteed after 2021. Subsequently in March 2021, the FCA announced some USD LIBOR tenors (overnight, 1 month, 3 month, 6 month and 12 month) will continue to be published until June 30, 2023. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as SOFR. Our New Credit Agreement references SOFR-based rates, compared to our prior credit facility which referenced LIBOR based- rates. Certain of our derivative instruments reference LIBOR-based rates and were amended to eliminate the LIBOR-based rate references prior to January 1, 2023. We do not expect a significant impact to our financial results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates, but we will continue to monitor the impact of this transition until it is completed.

Note 3: Business Segments, Sales of Products and Significant Customers

We discover, acquire and develop mines and other mineral interests and produce and market concentrates, containing silver, gold (in the case of Greens Creek), lead and zinc, (ii) carbon material containing silver and gold, and (iii) doré containing silver and gold. We are currently organized and managed in five reportable segments being: Greens Creek, Lucky Friday, Keno Hill, Casa Berardi and the Nevada Operations.

General corporate activities not associated with operating mines and their various exploration activities, as well as idle properties and San Sebastian, a former operating mine and reportable segment, and the acquired Alexco environmental remediation services, are presented as “other.” Interest expense, interest income and income taxes are considered general corporate items, and are not allocated to our segments.

The tables below present information about our reportable segments as of and for the years ended December 31, 2022, 2021 and 2020 (in thousands).

	2022	2021	2020
Net sales to unaffiliated customers:
Greens Creek	$335,062	$384,843	$327,820
Lucky Friday	147,814	131,488	63,025
Keno Hill	—	—	—
Casa Berardi	235,136	245,152	209,224
Nevada Operations	419	45,814	58,898
Other	474	176	32,906
Total sales to unaffiliated customers	$718,905	$807,473	$691,873
Income (loss) from operations:
Greens Creek	$87,297	$164,666	$114,607
Lucky Friday	27,636	31,683	(1,711)
Keno Hill	(4,249)	—	—
Casa Berardi	(21,799)	5,807	10,379
Nevada Operations	(38,134)	(46,115)	(6,674)
Other	(63,189)	(72,621)	(49,623)
Total (loss) income from operations	$(12,438)	$83,420	$66,978
Capital additions (excluding non-cash items):
Greens Creek	$36,898	$23,883	$19,685
Lucky Friday	50,992	29,885	25,776
Keno Hill	19,725	—	—
Casa Berardi	39,667	49,617	40,840
Nevada Operations	333	5,470	4,003
Other	1,763	193	712
Total capital additions	$149,378	$109,048	$91,016

Depreciation, depletion and amortization:
Greens Creek	$48,911	$48,710	49,692
Lucky Friday	33,704	26,846	11,473
Keno Hill	—	—	—
Casa Berardi	60,962	80,744	60,552
Nevada Operations	361	15,341	22,845
Other	—	152	3,548
Total depreciation, depletion and amortization	$143,938	$171,793	$148,110
Other significant non-cash items:
Greens Creek	$2,821	$3,653	$3,103
Lucky Friday	1,138	1,048	881
Keno Hill	1,669	—	—
Casa Berardi	1,520	1,284	(1,741)
Nevada Operations	4,384	7,740	2,039
Other	(816)	(20,030)	8,569
Total other significant non-cash items	$10,716	$(6,305)	$12,851
Identifiable assets:
Greens Creek	$582,687	$589,944	$610,360
Lucky Friday	571,510	516,545	520,463
Keno Hill	276,096	—	—
Casa Berardi	681,631	701,868	727,008
Nevada Operations	466,722	468,985	513,309
Other	348,526	451,466	329,070
Total identifiable assets	$2,927,172	$2,728,808	$2,700,210

The following are our long-lived assets by geographic area as of December 31, 2022 and 2021 (in thousands):

	2022	2021
United States	$1,670,676	$1,662,689
Canada	891,375	640,367
Mexico	7,739	7,754
Total long-lived assets	$2,569,790	$2,310,810

Following the acquisition of Alexco (see Note 1), our sales for 2022 are comprised of metal sales as described below and $474,000 of environmental services revenue.

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

For sales of carbon materials, transfer of control takes place, the performance obligation is met, the transaction price is known, and revenue is recognized generally at the time of arrival at the customer's facility.

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

The consideration we receive for our concentrate sales fluctuates due to changes in metals prices between the time of shipment and final settlement with the customer. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement with the customer. Also, it is unlikely a significant reversal of revenue for any one concentrate parcel will occur. As such, we use the expected value method to price the parcels until the final settlement date occurs, at which time the final transaction price is known. At December 31, 2022, metals contained in concentrate sales and exposed to future price changes totaled 3.1 million ounces of silver, 7,580 ounces of gold, 18.6 million pounds of zinc, and 12 million pounds of lead. However, as discussed in Note 9, we seek to mitigate the risk of price adjustments by using financially-settled forward contracts for some of our sales.

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

Sales of metal concentrates and metal products are made principally to custom smelters, third-party processors and metal traders. The percentage of sales contributed by each segment is reflected in the following table:

	Year Ended December 31,
	2022	2021	2020
Greens Creek	46.6%	47.6%	47.4%
Lucky Friday	20.6%	16.3%	9.1%
Casa Berardi	32.7%	30.4%	30.2%
Nevada Operations	0.1%	5.7%	8.5%
Other	—	—	4.8%
	100%	100%	100%

Sales of metal for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Silver	$265,054	$293,646	$260,227
Gold	298,910	362,037	356,166
Lead	83,384	75,431	48,776
Zinc	123,057	125,292	95,065
Less: Smelter and refining charges	(51,973)	(48,933)	(68,361)
Sales of products	$718,432	$807,473	$691,873

The following is sales information by geographic area based on the location of smelters and metal traders (for concentrate shipments) and the location of parent companies (for doré sales to metal traders) for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
United States	$21,938	$71,278	$115,378
Canada	406,600	419,090	321,896
Japan	51,375	63,588	39,418
Netherlands	—	—	(923)
Korea	107,828	203,115	166,402
China	136,514	50,945	66,082
Total, excluding gains/losses on forward contracts	$724,255	$808,016	$708,253

Sales by significant product type for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Doré and metals from doré	$255,608	$313,337	$266,536
Carbon	2,607	4,117	60,302
Silver concentrate	329,165	345,732	281,050
Zinc concentrate	109,177	112,448	76,481
Precious metals concentrate	27,698	32,382	23,884
Total, excluding gains/losses on forward contracts	$724,255	$808,016	$708,253

Sales of products for 2022, 2021 and 2020 included net losses of $5.8 million, $0.5 million, and $16.4 million, respectively, on derivative contracts for silver, gold, lead and zinc contained in our sales. See Note 9 for more information.

Sales from continuing operations to significant metals customers as a percentage of total sales were as follows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Customer A	35.4%	37.2%	32.7%
Customer B	23.9%	21.5%	16.1%
Customer C	11.3%	21.6%	13.3%
Customer D	3.5%	6.2%	13.9%

Our trade accounts receivable balance related to contracts with customers was $45.1 million and $36.4 million at December 31, 2022 and 2021, respectively, and included no allowance for doubtful accounts.

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

We do not incur significant costs to obtain contracts, nor costs to fulfill contracts which are not addressed by other accounting standards. Therefore, we have not recognized an asset for such costs as of December 31, 2022 and 2021.
Note 4: Environmental and Reclamation Activities

The liabilities accrued for our reclamation and closure costs at December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Operating properties:
Greens Creek	$37,212	$37,474
Lucky Friday	13,343	13,543
Keno Hill	4,514	—
Casa Berardi	11,352	12,497
Nevada Operations	28,171	27,068
Non-operating properties:
San Sebastian	1,989	4,451
Troy mine	6,980	4,813
Johnny M	8,961	8,947
All other sites	4,477	4,438
Total	116,999	113,231
Reclamation and closure costs, current	(8,591)	(9,259)
Reclamation and closure costs, long-term	$108,408	$103,972

The activity in our accrued reclamation and closure cost liability for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

Balance at January 1, 2020	$108,374
Accretion expense	5,912
Revision of estimated cash flows due to changes in reclamation plans	2,543
Payment of reclamation obligations	(781)
Balance at December 31, 2020	116,048
Accruals for estimated costs	4,952
Accretion expense	6,454
Revision of estimated cash flows due to changes in reclamation plans	(8,781)
Payment of reclamation obligations	(5,442)
Balance at December 31, 2021	113,231
Accruals for estimated costs	2,874
Accretion expense	5,995
Revision of estimated cash flows due to changes in reclamation plans	452
Payment of reclamation obligations	(5,553)
Balance at December 31, 2022	$116,999

Asset Retirement Obligations

Below is a reconciliation as of December 31, 2022 and 2021 (in thousands) of the asset retirement obligations (“ARO”) which are included in our total accrued reclamation and closure costs of $117.0 million and $113.2 million, respectively, discussed above. The estimated reclamation and closure costs were discounted using credit adjusted, risk-free interest rates ranging from 5.75% to 14.5% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

	2022	2021
Balance January 1	$95,033	$100,208
Changes in obligations due to changes in reclamation plans	452	(8,781)
Accretion expense	5,995	6,451
Payment of reclamation obligations	(4,860)	(2,845)
Balance at December 31	$96,620	$95,033

During 2022 following the acquisition of Alexco, we assumed an ARO of $4.4 million for Keno Hill. Payments for reclamation obligations were incurred at Lucky Friday and our former Mexico operation San Sebastian.

The AROs related to the changes described above were discounted using a credit adjusted, risk-free interest rate of between 2.75% and 7.5% and inflation rates ranging from 2% to 4%.

Note 5: Employee Benefit Plans

Pensions and Other Post-retirement Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees and a Supplemental Excess Retirement Plan (“SERP”) covering certain eligible employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2022, and the funded status as of December 31, 2022 and 2021 (in thousands):

	Pension Benefits
	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$195,862	$192,954
Service cost	6,262	5,820
Interest cost	5,476	4,990
Amendments	0	550
Change due to mortality change	486	548
Change due to discount rate change	(54,977)	(5,865)
Actuarial return (loss)	1,841	4,342
Benefits paid	(6,807)	(7,477)
Benefit obligation at end of year	148,143	195,862
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	189,874	148,052
Actual return on plan assets	(18,238)	27,049
Employer contributions	10,330	22,250
Benefits paid	(6,807)	(7,477)
Fair value of plan assets at end of year	175,159	189,874
Funded/(underfunded) status at end of year	$27,016	$(5,988)

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2022 and 2021 (in thousands):

	Pension Benefits
	2022	2021
Non-current assets:
Accrued benefit asset	$27,806	$—
Current pension liability
Accrued benefit liability	(790)	(1,315)
Non- current pension liability:
Accrued benefit liability	—	(4,673)
Accumulated other comprehensive loss	6,446	29,966
Net amount recognized	$33,462	$23,978

The benefit obligation and prepaid benefit costs were calculated by applying the following weighted average assumptions:

	Pension Benefits
	2022		2021
Discount rate: net periodic pension cost	5.54%		2.64%
Discount rate: projected benefit obligation	5.54%		2.86%
Expected rate of return on plan assets	7.25%		6.40%
Rate of compensation increase: net periodic pension cost	5.00%/2.00%	(1)	5.00%/2.00%
Rate of compensation increase: projected benefit obligation	5.00%/2.00%	(1)	5.00%/2.00%

(1)
5.00% for 2023, 2.00% per year thereafter.

The above assumptions were calculated based on information as of December 31, 2022 and 2021, the measurement dates for the plans. The discount rate is based on the yield curve for investment-grade corporate bonds as published by the U.S. Treasury Department. The expected rate of return on plan assets is based upon consideration of the plan’s current asset mix, historical long-term return rates and the plan’s historical performance. Our current assumption for the rate on plan assets is 7.25%. The vested benefit obligation is determined based on the actuarial present value of benefits to which employees are currently entitled, based on employees' expected date of separation or retirement.

Net periodic pension cost for the plans consisted of the following in 2022, 2021, and 2020 (in thousands):

	Pension Benefits
	2022	2021	2020
Service cost	$6,262	$5,820	$5,334
Interest cost	5,476	4,990	5,618
Expected return on plan assets	(13,452)	(9,252)	(7,489)
Amortization of prior service benefit	511	394	117
Amortization of net gain from earlier periods	2,049	4,502	4,652
Net periodic pension cost	$846	$6,454	$8,232

The service cost component of net periodic pension cost is included in the same line items of our consolidated financial statements as other employee compensation costs. The net (benefit)/expense of ($5.4 million), $0.6 million and $2.9 million for 2022, 2021 and 2020, respectively, related to all other components of net periodic pension cost is included in other (expense) income on our consolidated statements of operations and comprehensive (loss) income.

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

Accounting guidance has established a hierarchy of assets measured at fair value on a recurring basis. The three levels included in the hierarchy are:

Level 1: quoted prices in active markets for identical assets or liabilities

Level 2: significant other observable inputs

Level 3: significant unobservable inputs

The fair values by asset category in each pension plan, along with their hierarchy levels, are as follows as of December 31, 2022 (in thousands):

	Hecla plans				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments measured at fair value
Interest-bearing cash	$743	$—	$—	$743	$133	$—	$—	$133
Common stock	21,678	—	—	21,678	3,295	—	—	3,295
Mutual funds	75,868	—	—	75,868	11,905	—	—	11,905
Total investments in the fair value hierarchy	98,289	—	—	98,289	15,333	—	—	15,333
Investments measured at net asset value
Real estate funds	—	—	—	23,967	—	—	—	5,550
Hedge funds	—	—	—	—	—	—	—	—
Common collective funds	—	—	—	26,114	—	—	—	5,906
Total investments measured at net asset value	—	—	—	50,081	—	—	—	11,456
Total fair value	$98,289	$—	$—	$148,370	$15,333	$—	$—	$26,789

The fair values by asset category in each defined benefit pension plan, along with their hierarchy levels, were as follows as of December 31, 2021 (in thousands):

	Hecla				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments measured at fair value
Interest-bearing cash	$1,835	$—	$—	$1,835	$305	$—	$—	$305
Common stock	8,869	—	—	8,869	1,580	—	—	1,580
Mutual funds	96,957	—	—	96,957	15,707	—	—	15,707
Total investments in the fair value hierarchy	107,661	—	—	107,661	17,592	—	—	17,592
Investments measured at net asset value
Real estate funds	—	—	—	19,119	—	—	—	4,482
Hedge funds	—	—	—	12,866	—	—	—	2,828
Common collective funds	—	—	—	20,626	—	—	—	4,700
Total investments measured at net asset value	—	—	—	52,611	—	—	—	12,010
Total fair value	$107,661	$—	$—	$160,272	$17,592	$—	$—	$29,602

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

The following are estimates of future benefit payments, which reflect expected future service as appropriate, related to our pension plans (in thousands):

Year Ending December 31,	Pension Plans
2023	$8,429
2024	8,796
2025	9,649
2026	9,819
2027	9,803
Years 2028-2032	50,279

During 2022 and 2021 we contributed $5.5 million in shares of our common stock to our defined benefit pension plans, respectively. During 2022 and 2021 we also contributed $4.2 million and $16.8 million in shares of our common stock to our SERP, respectively. We do not expect to be required to contribute to our defined benefit plans in 2023, but we may choose to do so.

The following table indicates whether our pension plans had accumulated benefit obligations (“ABO”) in excess of plan assets, or plan assets exceeded ABO (amounts are in thousands).

	December 31, 2022		December 31, 2021
	ABO Exceeds Plan Assets	Plan Assets Exceed ABO	ABO Exceeds Plan Assets	Plan Assets Exceed ABO
Projected benefit obligation	$—	$148,143	$195,862	$—
Accumulated benefit obligation	—	144,816	191,597	—
Fair value of plan assets	—	175,159	189,874	—

For the pension plans, the following amounts are included in “Accumulated other comprehensive income, net” on our balance sheet as of December 31, 2022, that have not yet been recognized as components of net periodic benefit cost (in thousands):

Pension Benefits
Unamortized net (gain)/loss	$5,377
Unamortized prior service cost	1,069

Except for a limited number of employees who participate in the SERP, non-U.S. employees are not eligible to participate in the defined benefit pension plans that we maintain for U.S. employees. Canadian employees participate in Canada's public retirement income system, which includes the following components: (i) the Canada (or Quebec) Pension Plan, which is an employee and employer contributory, earnings-related social insurance program, and (ii) the Old Age Security program. Mexican employees participate in Mexico's public retirement income system, which is based on contributions the employee, employer and the government submit to the retirement savings system. The system is administered through savings accounts managed by private fund managers selected by the participant.

Capital Accumulation Plans

Our Capital Accumulation Plan (“Hecla 401(k) Plan”) is available to all U.S. salaried and certain hourly employees upon employment. We make a matching contribution in the form of cash or stock of 100% of an employee’s contribution up to 6% of eligible earnings. Our matching contributions all in Hecla common stock were approximately $4.5 million, $4.3 million and $4.6 million in 2022, 2021 and 2020, respectively.

We also maintain a 401(k) plan that is available to all hourly employees at Lucky Friday after completion of six months of service. When an employee meets eligibility requirements we make a matching cash contribution of 55% of the employee’s contribution up to, but not exceeding, 5% of the employee’s eligible earnings. Our matching contributions were approximately $0.6 million, $0.5 million and $10,000 in 2022, 2021 and 2020, respectively.

Note 6: Income and Mining Taxes

Major components of our income and mining tax benefit (provision) for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	2022	2021	2020

Current:
Domestic	$(3,915)	$(7,073)	$(7,246)
Foreign	(5,119)	(6,316)	(8,745)
Total current income and mining tax provision	(9,034)	(13,389)	(15,991)
Deferred:
Domestic	2,064	43,708	5,096
Foreign	14,536	(750)	2,696
Total deferred income and mining tax benefit	16,600	42,958	7,792
Total income and mining tax benefit (provision)	$7,566	$29,569	$(8,199)

Domestic and foreign components of income (loss) before income and mining taxes for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	2022	2021	2020

Domestic	$(6,343)	$38,003	$(1,400)
Foreign	(38,571)	(32,477)	142
Total	$(44,914)	$5,526	$(1,258)

The annual tax benefit (provision) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss). The reasons for the difference are (in thousands):

	2022		2021		2020

Computed “statutory” benefit (provision)	$9,432	21%	$(1,161)	21%	$264	21%
Percentage depletion	8,542	19	8,076	(146)	5,327	423
Change in valuation allowance	(8,113)	(18)	38,058	(689)	786	62
State taxes, net of federal tax benefit	(158)	—	965	(17)	(1,164)	(93)
Foreign currency remeasurement of monetary assets and liabilities	4,559	10	(3,625)	66	(4,824)	(383)
Rate differential on foreign earnings	1,515	3	2,445	(44)	2,362	188
Compensation	173	—	1,094	(20)	(458)	(36)
Mining and other taxes	(6,609)	(15)	(13,799)	250	(9,245)	(735)
Other	(1,775)	(3)	(2,484)	45	(1,247)	(99)
Total benefit (provision)	$7,566	17%	$29,569	(535)%	$(8,199)	(652)%

At December 31, 2022 and 2021, the net deferred tax liability was approximately $104.7 million and $104.1 million, respectively. The individual components of our net deferred tax assets and liabilities are reflected in the table below (in thousands).

	December 31,
	2022	2021

Deferred tax assets:
Accrued reclamation costs	$33,007	$31,558
Deferred exploration	22,584	17,959
Foreign net operating losses	71,391	18,152
Domestic net operating losses	211,381	213,637
Foreign exchange loss	24,235	19,542
Foreign tax credit carryforward	2,493	2,493
Miscellaneous	39,628	31,329
Total deferred tax assets	404,719	334,670
Valuation allowance	(72,856)	(39,152)
Total deferred tax assets	331,863	295,518
Deferred tax liabilities:
Miscellaneous	(9,020)	(2,751)
Properties, plants and equipment	(427,584)	(396,911)
Total deferred tax liabilities	(436,604)	(399,662)
Net deferred tax liability	$(104,741)	$(104,144)

As part of the Klondex Mines Ltd. ("Klondex") acquisition in July 2018, we acquired a U.S. consolidated tax group (the “Nevada U.S. Group”) that did not join the existing consolidated U.S. tax group of Hecla Mining Company and subsidiaries (“Hecla U.S. Group”).

We evaluated the positive and negative evidence available to determine the amount of valuation allowance required on our deferred tax assets. At December 31, 2022, the balance of our valuation allowances was approximately $72.9 million compared to $39.2 million at December 31, 2021. We retained a balance of valuation allowance on Hecla US operations at December 31, 2022 of $5.1 million for state loss carryforwards and foreign tax credits. In the Nevada U.S. Group, the scheduling of reversing deferred tax assets and liabilities determined that existing tax loss carryforwards subject to the limitation of eighty percent reduction of taxable income may be limited in the future. A valuation allowance is recorded for $28.9 million. Due to cessation of operations in Mexico at the end of 2020, we are uncertain when a source of taxable income will be available in that jurisdiction. Therefore, a valuation allowance of $10.1 million was retained on deferred tax assets in Mexico. We acquired Alexco in September 2022 and recorded a valuation allowance of $25.6 million against deferred tax assets as part of the acquisition. As of December 31, 2022, a $28.8 million valuation allowance is recorded for Canadian jurisdictions, primarily related to the Alexco acquisition in 2022. The changes in the valuation allowance for the years ended December 31, 2022, 2021 and 2020, are as follows (in thousands):

	2022	2021	2020
Balance at beginning of year	$(39,152)	$(77,210)	$(86,634)
Valuation allowance on deferred tax assets acquired with the Alexco acquisition	(25,591)	—	—
(Increase) decrease related to non-recognition of deferred tax assets due to uncertainty of recovery and (increase) related to non-utilization of net operating loss carryforwards	(13,256)	(20,304)	786
Decrease related to either or a combination of (i) utilization, (ii) release due to future benefit, and (iii) expiration of deferred tax assets as applicable	5,143	58,362	8,638
Balance at end of year	$(72,856)	$(39,152)	$(77,210)

As of December 31, 2022, for U.S. income tax purposes, we have federal and state net operating loss carryforwards of $873.5 million and $437.6 million, respectively. U.S. net operating loss carryforwards for periods arising before January 1, 2018 have a 20-year expiration period, the earliest of which could expire in 2028. U.S. net operating loss carryforwards of $372.8 million arising in 2018 and future periods have an indefinite carryforward period. We have foreign and provincial net operating loss carryforwards of approximately $262.5 million each, which expire between 2031 and 2042. Our utilization of U.S. net operating loss carryforwards may be subject to annual limitations if there is a change in control as defined under Internal Revenue Code Section 382. As of December 31, 2022, no change in control has occurred in the Hecla U.S. group. Net operating losses acquired with the Nevada U.S. Group are subject to limitation under Internal Revenue Code Section 382. However, the annual limitation is not expected to have a material impact on our ability to utilize the losses.

We have Internal Revenue Code Section 163(j) interest expense limitation carryforwards of $2.4 million in Hecla US as of December 31, 2022. The carryforward results in a future tax benefit of $0.5 million and has an indefinite carryforward period. In the Nevada U.S. Group we have 163(j) interest expense limitation carryforwards of $13.7 million as of December 31, 2022. The carryforward results in a future tax benefit of $2.9 million and has an indefinite carryforward period.

As of December 31, 2022, we have foreign tax credit carryforwards of $2.5 million. The carryforward period for foreign tax credits is 10 years. Our foreign tax credits will expire between 2023 and 2026.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2005, or examinations by foreign tax authorities for years prior to 2016. We are currently under examination in certain local tax jurisdictions. However, we do not anticipate any material adjustments.

We had no unrecognized tax benefits as of December 31, 2022 or 2021. Due to the net operating loss carryover provision, coupled with the lack of any unrecognized tax benefits, we have not provided for any interest or penalties associated with any unrecognized tax benefits. If interest and penalties were to be assessed, our policy is to charge interest to interest expense, and penalties to other operating expense. It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next 12 months.
Note 7: (Loss) Income per Common Share

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

The following table represents net income (loss) per common share – basic and diluted (in thousands, except income (loss) per share):

	Year ended December 31,
	2022	2021	2020

Numerator
Net (loss) income	$(37,348)	$35,095	$(9,457)
Preferred stock dividends	(552)	(552)	(552)
Net (loss) income applicable to common stockholders	$(37,900)	$34,543	$(10,009)

Denominator
Basic weighted average common shares	557,344	536,192	527,329
Dilutive stock options, restricted stock units, and warrants	—	5,984	—
Diluted weighted average common shares	557,344	542,176	527,329

Basic (loss) income per common share	$(0.07)	$0.06	$(0.02)
Diluted (loss) income per common share	$(0.07)	$0.06	$(0.02)

For the year ended December 31, 2021, the calculation of diluted income per common share included (i) 2,317,007 unvested restricted stock units during the period, (ii) 1,557,503 warrants to purchase one share of common stock and (iii) 2,166,964 deferred shares that were dilutive. For the years ended December 31, 2022 and 2020, all outstanding restricted stock units, warrants and deferred shares were excluded from the computation of diluted loss per share, as our reported net losses for those periods would cause their conversion and exercise to have no effect on the calculation of loss per share.

Note 8: Debt, Credit Facility and Leases

Debt Summary

Our debt as of December 31, 2022 and 2021 consisted of our 7.25% Senior Notes due February 15, 2028 (“Senior Notes”) and our Investissement Quebec Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”). These debt arrangements are discussed further below. The following tables summarize our long-term debt balances as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Senior Notes	IQ Notes	Total
Principal	$475,000	$35,614	$510,614
Unamortized discount/premium and issuance costs	(4,640)	392	(4,248)
Long-term debt balance	$470,360	$36,006	$506,366

	December 31, 2021
	Senior Notes	IQ Notes	Total
Principal	$475,000	$38,051	$513,051
Unamortized discount/premium and issuance costs	(5,552)	596	(4,956)
Long-term debt balance	$469,448	$38,647	$508,095

The following table summarizes the scheduled annual future payments, including interest, for the Senior Notes and IQ Notes as of December 31, 2022 (in thousands). The amounts for the IQ Notes are stated in USD based on the USD/CAD exchange rate as of December 31, 2022.

	Senior Notes	IQ Notes
2023	$34,438	$2,320
2024	34,438	2,320
2025	34,438	36,812
2026	34,438	—
2027	34,438	—
2028	479,302	—
Total	$651,492	$41,452

Senior Notes

On February 19, 2020, we completed an offering of $475 million in aggregate principal amount of our Senior Notes under our shelf registration statement previously filed with the Securities and Exchange Commission. The Senior Notes are governed by the Indenture, dated as of February 19, 2020, as amended, among Hecla and certain of our subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee. On March 19, 2020, the net proceeds from the offering of the Senior Notes ($469.5 million) were used, together with cash on hand, to redeem all of our previously-outstanding 6.875% Senior Notes that were due in 2021 (the "2021 Notes.")

The Senior Notes are recorded net of a 1.16% initial purchaser discount totaling $5.5 million. The Senior Notes bear interest at a rate of 7.25% per year from the date of issuance or from the most recent payment date on which interest has been paid or provided for. Interest on the Senior Notes is payable on February 15 and August 15 of each year, commencing August 15, 2020. During 2022, 2021 and 2020, interest expense on the statement of operations and comprehensive income (loss) related to the Senior Notes and 2021 Notes and amortization of the initial purchaser discount and fees related to the issuance of the Senior Notes and 2021 Notes totaled $35.4 million, $35.4 million and $40.2 million, respectively. Interest expense for 2020 included amounts recorded for (i) interest recognized on both the Senior Notes and 2021 Notes for an overlapping period of approximately one month, as the Senior Notes were issued on February 19, 2020 and the 2021 Notes were redeemed on March 19, 2020, and (ii) $1.7 million in unamortized initial purchaser discount on the 2021 Notes upon redemption.

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

IQ Notes

On July 9, 2020, we entered into a note purchase agreement pursuant to which we issued CAD$50 million (approximately USD$36.8 million at the time of the transaction) in aggregate principal amount of our IQ Notes to Investissement Québec, a financing arm of the Québec government. Because the IQ notes are denominated in CAD, the reported USD-equivalent principal balance will change with movements in the exchange rate. The IQ Notes were issued at a premium of 103.65%, or CAD$1.8 million, implying an effective annual yield of 5.74% and an aggregate principal amount to be repaid of CAD$48.2 million. The IQ Notes were issued in four equal installments of CAD$12.5 million on July 9, August 9, September 9 and October 9, 2020, with the first installment issued net of CAD$0.6 million in fees. The IQ Notes bear interest on amounts outstanding at a rate of 6.515% per year, payable on January 9 and July 9 of each year, commencing January 9, 2021. The IQ Notes are senior and unsecured and are pari passu in all material respects with the Senior Notes, including with respect to guarantees of the IQ Notes by certain of our subsidiaries. The net proceeds from the IQ Notes are available for general corporate purposes, including open market purchases of a portion of the Senior Notes and to pay for capital expenditures at Casa Berardi. Under the note purchase agreement for the IQ Notes and subject to a force majeure event, we are required to invest in the aggregate CAD$100 million at Casa Berardi and other exploration and development projects in Quebec over the four-year period commencing on July 9, 2020. During 2022, 2021 and 2020, interest expense related to the IQ Notes, including premium and origination fees, totaled $2.3 million, $2.3 million and $0.9 million, respectively.

Credit Facility

New $150 million facility

On July 21, 2022, we replaced our prior credit agreement and entered into a Credit Agreement (“New Credit Agreement”) with various financial institutions (the “Lenders”), with Bank of America, N.A., as administrative agent for the Lenders and as swingline lender and Bank of Montreal as letters of credit issuers. The New Credit Agreement is a $150 million senior secured revolving facility, with an option to be increased in an aggregate amount not to exceed $75 million. The revolving loans under the New Credit Agreement will have a maturity date of July 21, 2026. Proceeds of the revolving loans under the New Credit Agreement may be used for general corporate purposes. The interest rate on the outstanding loans under the New Credit Agreement is based on the Company’s net leverage ratio and is calculated at (i) Term Secured Overnight Financing Rate ("SOFR") plus 2% to 3.5%; or (ii) Bank of America’s Base Rate plus 1% to 2.5% with Base Rate being the highest of (i) the Bank of America prime rate, (ii) the Federal Funds rate plus .50% or (iii) Term SOFR plus 1.00%. For each amount drawn, we elect whether we draw on a one, three or six month basis or annual basis for SOFR. If we elect to draw for greater than six months, we pay interest quarterly on the outstanding amount.

We are also required to pay a commitment fee of between 0.45% to 0.78750%, depending on our net leverage ratio. Letters of credit issued under the New Credit Agreement bear a fee between 2.00% and 3.50% based on our net leverage ratio, as well as a fronting fee to each issuing bank at an agreed upon rate per annum on the average daily dollar amount of our letter of credit exposure. During 2022 we paid $0.3 million as commitment fees under the New Credit Agreement included as part of Interest expense, net.

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

As of December 31, 2022, $7.8 million was used for lines of credit, leaving approximately $142.2 million available for borrowing.

We believe we were in compliance with all covenants under the New Credit Agreement as of December 31, 2022.

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

In connection with our entry into the New Credit Agreement, the Prior Credit Agreement was terminated on July 21, 2022. We believe we were in compliance with all covenants under the Prior Credit Agreement as of July 21, 2022, and as of December 31, 2021.

Finance Leases

We have entered into various lease agreements, primarily for equipment at our operations, which we have determined to be finance leases. At December 31, 2022, the total liability associated with the finance leases, including certain purchase option amounts, was $20.9 million (2021: $13.4 million), with $9.5 million (2021: $5.6 million) of the liability classified as current and $11.4 million (2021: $7.8 million) classified as non-current. The assets related to these leases are recorded in properties, plants, equipment and mineral interests, net, on our consolidated balance sheets and totaled $23.1 million of December 31, 2022 (2021: $18.3 million), net of accumulated depreciation. Expense during 2022, 2021 and 2020 related to finance leases included $7.1 million, $8.9 million and $7.4 million, respectively, for amortization of the related assets, and $0.9 million, $0.6 million and $0.6 million, respectively, for interest expense. The total obligation for future minimum finance lease payments was $22.2 million at December 31, 2022, with $1.4 million attributed to interest. Our finance leases as of December 31, 2022 had a weighted average remaining term of approximately 1.9 years and a weighted average discount rate of approximately 6.5%.

At December 31, 2022, the annual maturities of finance lease commitments, including interest, were (in thousands):

Twelve-month period ending December 31,
2023	$9,352
2024	7,185
2025	3,808
2026	1,851
2027	24
Total	22,220
Less: imputed interest	(1,361)
Net finance lease obligation	$20,859

Operating Leases

We have entered into various lease agreements, primarily for equipment, buildings and other facilities, and land at our operations and corporate offices, which we have determined to be operating leases. Some of the operating leases allow for extension of the lease beyond the current term at our option. We have considered the likelihood and estimated duration of the extension options in determining the lease term for measurement of the liability and right-of-use asset. For our operating leases as of December 31, 2022, we have assumed a discount rate of 6%. At December 31, 2022, the total liability balance associated with the operating leases was $11.1 million (2021: $12.4 million) , with $2.5 million (2021: $2.5 million) of the liability classified as current as part of Other Current Liabilities and the remaining $8.6 million (2021: $10.0 million) classified as non-current as part of Other Non-Current Liabilities on our balance sheet. The right-of-use assets for our operating leases are recorded as a non-current asset on our consolidated balance sheets and totaled $11.1 million and $12.4 million as of December 31, 2022 and 2021, respectively. During 2022, 2021 and 2020, operating lease expense, and cash paid for operating leases included in net cash provided by operating activities, totaled $3.1 million, $3.9 million and $7.2 million, respectively. The weighted-average remaining lease term for our operating leases as of December 31, 2022 was approximately 8.9 years.

At December 31, 2022, the annual maturities of undiscounted operating lease payments, including assumed extensions beyond the current lease terms, were (in thousands):

Twelve-month period ending December 31,
2023	$3,167
2024	1,285
2025	1,274
2026	1,275
2027	1,170
More than 5 years	6,408
Total	14,579
Effect of discounting	(3,511)
Operating lease liability	$11,068

Note 9: Derivative Instruments

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

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi operation as well as the recently acquired Keno Hill development property which Alexco owned are USD-functional entities which routinely incur expenses denominated in CAD. Such expenses expose us to exchange rate fluctuations between the USD and CAD. We have a program to manage our exposure to fluctuations in the USD exchange rate for these subsidiaries' future operating and capital costs denominated in CAD. The program utilizes forward contracts to buy CAD, some of which are designated as cash flow hedges. As of December 31, 2022, we have 278 forward contracts outstanding to buy a total of CAD$499 million having a notional amount of USD$377.4 million and have CAD-to-USD exchange rates ranging between 1.26 and 1.37920. The CAD contracts that are designed as cash flow hedges of forecasted cash operating costs at Casa Berardi to be incurred from 2023 through 2026 are to purchase CAD$427.4 million having a notional amount value of USD$325.1 million and have CAD-to-USD exchange rates ranging between 1.26 and 1.3765.

As of December 31, 2022 and 2021, we recorded the following balances for the fair value of the contracts (in millions):

	December 31,
Balance sheet line item:	2022	2021
Other current assets	$1.1	$2.7
Other non-current assets	0.4	2.5
Current derivative liabilities	4.0	—
Non-current derivative liabilities	3.6	0.0

Net unrealized losses of approximately $7.1 million related to the effective portion of the hedges were included in accumulated other comprehensive income (loss) as of December 31, 2022. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $3.7 million in net unrealized losses included in accumulated other comprehensive income (loss) as of December 31, 2022 would be reclassified to current earnings in the next twelve months. Net realized gains of approximately $0.8 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the year ended December 31, 2022. Net unrealized gains of approximately $0.1 million related to contracts not designated as hedges and no net unrealized gains or losses related to ineffectiveness of the hedges were included in fair value adjustments, net on our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2022.

Metals Prices

We are currently using financially-settled forward contracts to manage the exposure to:

•
changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement; and
•
changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.

The following tables summarize the quantities of metals committed under forward sales contracts at December 31, 2022 and 2021:

December 31, 2022	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2023 settlements	3,124	8	18,629	11,960	$21.55	$1,795	$1.38	$0.98
Contracts on forecasted sales
2023 settlements	—	—	37,533	75,618	N/A	N/A	$1.34	$1.00
2024 settlements	—	—	—	45,856	N/A	N/A	N/A	$0.99

December 31, 2021	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2022 settlements	1,814	6	13,371	4,575	$23.02	$1,812	$1.39	$0.96
Contracts on forecasted sales
2022 settlements	—	—	57,706	59,194	N/A	N/A	$1.28	$0.98
2023 settlements	—	—	76,280	71,650	N/A	N/A	$1.29	$1.00

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

At December 31, 2022 and 2021, we recorded the following balances for the fair value of forward and put option contracts held at that time (in millions):

	December 31, 2022			December 31, 2021
Balance sheet line item:	Contracts in an asset position	Contracts in a liability position	Net asset (liability)	Contracts in an asset position	Contracts in a liability position	Net asset (liability)
Other current assets	$1.2	$—	$1.2	$—	$—	$—
Other non-current assets	0.1	—	0.1	—	—	—
Current derivatives liability	0.0	(12.1)	(12.1)	0.7	(20.1)	(19.4)
Non-current derivatives liability	0.0	(2.5)	(2.5)	0.4	(18.9)	(18.5)

Net realized and unrealized gains of approximately $16.8 million related to the effective portion of the contracts designated as hedges were included in accumulated other comprehensive loss as of December 31, 2022. Realized and unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying forecasted sales transaction is recognized. We estimate approximately $8.4 million in net realized and unrealized gains included in accumulated other comprehensive loss as of December 31, 2022 will be reclassified to current earnings in the next twelve months. The realized gains arose due to cash settlement of zinc contracts prior to maturity in 2022 for proceeds of $17.4 million. There were no early settlements in 2021 or 2020. We recognized a net loss of $5.8 million, including a $6.0 million loss transferred from accumulated other comprehensive income(loss) during 2022 on the contracts utilized to manage exposure to changes in prices of metals in our concentrate shipments, which is included in sales of products. The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

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

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contract. As of December 31, 2022, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these arrangements was $22.2 million as of December 31, 2022, and includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at December 31, 2022, we could have been required to settle our obligations under the agreements at their termination value of $22.2 million.

Note 10: Fair Value Measurement

Fair value adjustments, net is comprised of the following:

	Year Ended December 31,
	2022	2021	2020
Gain (loss) on derivative contracts	$844	$(32,655)	$(22,074)
Unrealized (loss) gain on investments in equity securities	(5,632)	(4,295)	10,268
Gain on disposition or exchange of investments	65	1,158	—
Total fair value adjustments, net	$(4,723)	$(35,792)	$(11,806)

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

The table below sets forth our assets and liabilities (in thousands) that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category. See Note 5 for information on the fair values of our defined benefit pension plan assets.

	Balance at December 31, 2022	Balance at December 31, 2021	Input Hierarchy Level
Assets:

Cash and cash equivalents:
Money market funds and other bank deposits	$104,743	$210,010	Level 1

Current and non-current investments:
Equity securities – mining industry	24,018	14,470	Level 1

Trade accounts receivable:
Receivables from provisional concentrate sales	45,146	36,437	Level 2

Derivative contracts - other current assets and other non-current assets:
Metal forward and put option contracts	1,309	—	Level 2
Foreign exchange contracts	1,518	5,207	Level 2

Restricted cash balances:
Certificates of deposit and other deposits	1,164	1,053	Level 1

Total assets	$177,898	$267,177

Liabilities

Derivative contracts - current derivative liabilities and other non-current liabilities:
Metal forward and put option contracts	$14,643	$37,873	Level 2
Foreign exchange contracts	7,548	8	Level 2

Total liabilities	$22,191	$37,881

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

We use financially-settled forward contracts to manage exposure to changes in the exchange rate between the USD and CAD, and the impact on CAD-denominated operating and capital costs incurred at our Casa Berardi unit and Keno Hill development project (see Note 9 for more information). The contracts related to operating costs qualify for hedge accounting, while the contracts related to capital costs have not been designated as hedges. Unrealized gains and losses related to the effective portion of the contracts designated as hedges are included in accumulated other comprehensive loss, and unrealized gains and losses related to the contracts not designated as hedges and the ineffective portion of the contracts designated as hedges are included in earnings each period. The fair value of each contract represents the present value of the difference between the forward exchange rate for the contract settlement period as of the measurement date and the contract settlement exchange rate.

We use financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments that have not reached final settlement. We also use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments (see Note 9 for more information). Effective November 1, 2021, we designated the contracts for lead and zinc as hedges for accounting purposes, with gains and losses deferred to accumulated other comprehensive income until the hedged product ships. The forward contracts for silver and gold contained in our concentrate shipments have not been designated as hedges and are marked-to-market through earnings each period. The fair value of each forward contract represents the present value of the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price.

At December 31, 2022, our Senior Notes and IQ Notes were recorded at their carrying values of $470.4 million and $36 million, respectively, net of unamortized initial purchaser discount/premium and issuance costs. The estimated fair values of our Senior Notes and IQ Notes were $471.1 million and $35.1 million, respectively, at December 31, 2022. Quoted prices, which we consider to be Level 1 inputs, are utilized to estimate the fair value of the Senior Notes. Unobservable inputs which we consider to be Level 3, including an assumed current annual yield of 7.44%, are utilized to estimate the fair value of the IQ Notes. See Note 9 for more information.

Note 11: Stockholders’ Equity

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

Quarterly Average Realized Silver Price ($ per ounce)	Quarterly Silver-Linked Dividend ($ per share)	Annualized Silver-Linked Dividend ($ per share)	Annualized Minimum Dividend ($ per share)	Annualized Dividends per Share: Silver-Linked and Minimum ($ per share)
<$20	$—	$—	$0.015	$0.015
$20	$0.0025	$0.01	$0.015	$0.025
$25	$0.0100	$0.04	$0.015	$0.055
$30	$0.0150	$0.06	$0.015	$0.075
$35	$0.0250	$0.10	$0.015	$0.115
$40	$0.0350	$0.14	$0.015	$0.155
$45	$0.0450	$0.18	$0.015	$0.195
$50	$0.0550	$0.22	$0.015	$0.235

Total quarterly common stock dividends declared by our Board for the years ended December 31, 2022, 2021 and 2020 amounted to $12.4 million, $20.1 million and $8.6 million respectively. The common stock dividend declared by the Board in the third quarter of 2020 and each subsequent quarter with the exception of the fourth quarter of 2022 has included the silver-linked component, as the realized silver price was above the minimum thresholds applicable to each of those quarters. Prior to 2011, no dividends had been declared on our common stock since 1990. The declaration and payment of common stock dividends is at the sole discretion of our Board.

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any sales of shares under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. As of December 31, 2022, we had sold 3,860,199 shares under the agreement for proceeds of $17.3 million, net of commissions and fees of approximately $0.3 million. All of the sales occurred during September through December 2022.

Common Stock Repurchase Program

In 2012, our Board approved a stock repurchase program under which we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchase program may be modified, suspended or discontinued by us at any time. As of December 31, 2022, a total of 934,100 shares have been repurchased under the program, at an average price of $3.99 per share. No shares were purchased under the program during the periods covered by these financial statements.

Preferred Stock

We have 157,776 shares (2021: 157,816 shares) of Series B Preferred Stock (“Preferred Stock”) outstanding which are listed on the New York Stock Exchange. The Preferred Stock ranks senior to our common stock with respect to dividend payments, and amounts due upon liquidation, dissolution or winding up. While the Preferred Stock remains outstanding, we cannot authorize the creation or issuance of any class or series of stock that ranks senior to the Preferred Stock with respect to dividend payments, and amounts due upon liquidation, dissolution or winding up, without the consent of 66 2/3% of the Preferred Stockholders. Preferred Stockholders are entitled to receive, when, as and if declared by our Board, an annual cash dividend of $3.50 per share of Preferred Stock, payable quarterly in arrears. Dividends are cumulative from the date of issuance, regardless of whether we have assets legally available for such payment. Total quarterly preferred stock dividends declared by our Board for the years ended December 31, 2022, 2021 and 2020 amounted to $552,000 per year, respectively. Interest is not payable on any accumulated dividends. The Preferred Stock is redeemable at our option at $50 per share of Preferred Stock, plus any unpaid dividends up to the date of redemption. The Preferred Stock has a liquidation preference of $50 per share of Preferred stock, or $7.9 million, plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution. Except in limited circumstances, the Preferred Stockholders have no voting rights. Each share of Preferred Stock is convertible, in whole or in part, at the holder’s option into our common stock at a conversion price of $15.55 per common stock. During 2022, 40 shares of Preferred Stock were converted into 128 shares of our common stock.

Stock Award Plans

We use stock-based compensation plans to aid us in attracting, retaining and motivating our employees, as well as to provide incentives more directly linked to increases in stockholder value. These plans provide for the grant of options to purchase shares of our common stock, the issuance of restricted stock units, performance-based shares and other equity-based awards.

Stock-based compensation expense amounts recognized for the years ended December 31, 2022, 2021 and 2020 were approximately $6.0 million, $6.1 million, and $6.5 million, respectively. Over the next twelve months, we expect to recognize approximately $4.6 million in additional compensation expense as outstanding restricted stock units and performance-based shares vest.

Stock Incentive Plan

During 2010, our stockholders voted to approve the adoption of our 2010 Stock Incentive Plan and to reserve up to 20,000,000 shares of common stock for issuance under the plan. In the second quarter of 2019, our stockholders voted to approve an amendment to the plan to restore the number of shares of common stock available for issuance under the 2010 plan to the original 20,000,000 shares (along with other changes). The Board has broad authority under the 2010 plan to fix the terms and conditions of individual agreements with participants, including the duration of the award and any vesting requirements. As of December 31, 2022, there were 13,808,002 shares available for future grant under the 2010 plan.

Directors’ Stock Plan

In 2017, we adopted the amended and restated Hecla Mining Company Stock Plan for Non-Employee Directors (the “Directors’ Stock Plan”), which may be terminated by our board of directors at any time. Each non-employee director is credited each year with that number of shares determined by dividing $120,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. A minimum of 25% of the shares credited each year is held in trust for the benefit of each director until delivered to the director. Each director may elect, prior to the first day of the applicable year, to have a greater percentage contributed to the trust for that year. Delivery of the shares from the trust occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; (4) a change in control; or (5) at the election of the director at any time, provided, however, that shares must be held in the trust for at least two years prior to delivery. During 2022, 2021, and 2020, 98,310, 207,375, and 391,244 shares, respectively, were credited to the non-employee directors. During 2022, 2021 and 2020, $0.4 million, $1.8 million, and $1.5 million, respectively, was charged to general and administrative expense associated with the shares issued to the non-employee directors. During 2022, two directors retired and 388,175 shares were distributed to them. At December 31, 2022, there were 2,170,959 shares available for grant in the future under the plan.

Restricted Stock Units

Unvested restricted stock units ("RSU") activity granted by the Board to employees are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested, January 1, 2020	3,997,168	$2.46
Granted	1,688,111	$3.03
Canceled	(70,236)	$2.08
Vested	(1,678,909)	$2.83
Unvested, December 31, 2020	3,936,134	$2.55
Granted	629,437	$7.88
Canceled	(770,416)	$2.82
Vested	(1,772,803)	$2.60
Unvested, December 31, 2021	2,022,352	$3.97
Granted	1,256,532	$4.41
Canceled	(177,801)	$4.41
Vested	(1,304,968)	$3.97
Unvested, December 31, 2022	1,796,115	$4.23

Unvested RSU's will be forfeited by participants upon termination of employment in advance of vesting, with the exception of termination due to retirement if certain criteria are met. At December 31, 2022, there was unrecognized compensation expense of $4.7 million related to unvested RSUs to be recognized over a weighted average period of 1.1 years.

Performance-Based Shares

We periodically grant performance-based share awards ("PSUs") to certain executive employees. The value of the PSUs (if any) is based on the ranking of the market performance of our common stock relative to the performance of the common stock of a group of peer companies over a three-year measurement period. The number of shares to be issued (if any) is based on the value of the PSUs divided by the share price at grant date. The compensation cost is measured using a Monte Carlo simulation to estimate their value at grant date, and the expense related to the performance-based awards (if any) will be recognized on a straight-line basis over the thirty months following that date of the PSUs.

Unvested PSUs activity granted by the Board to eligible employees are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested, January 1, 2020	1,477,631	$0.79
Granted	597,360	$0.31
Forfeited	(261,096)	$2.37
Unvested, December 31, 2020	1,813,895	$0.41
Granted	122,462	$13.70
Canceled	(174,108)	$0.76
Vested(1)	(887,827)	$—
Unvested, December 31, 2021	874,422	$2.61
Granted	322,796	$3.78
Vested(1)	(597,360)	$0.31
Unvested, December 31, 2022	599,858	$5.54
(1) Vested on December 31 and distributed in February of the following year

Unvested PSUs will be forfeited by participants upon termination of employment in advance of vesting. At December 31, 2022, there was an unrecognized compensation expense of $1.4 million related to unvested PSUs to be recognized over a weighted average period of 1.5 years.

In connection with the vesting of restricted stock units, PSUs and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their tax withholding obligations through net share settlement, pursuant to which we withhold the number of shares necessary to satisfy such withholding obligations and pay the obligations in cash. Pursuant to such net settlements, in 2022, we withheld 737,258 shares valued at approximately $3.7 million, or approximately $4.99 per share. In 2021, we withheld 574,251 shares valued at approximately $4.5 million, or approximately $7.88 per share. In 2020, we withheld 1,183,773 shares valued at approximately $2.7 million, or approximately $2.32 per share. These shares become treasury shares unless we cancel them.

Warrants

We have 4,136,000 warrants outstanding since the Klondex acquisition in July 2018. Each warrant entitles the warrant holder to purchase one share of our common stock. The warrants have the following key terms:

Number of warrants	Exercise price	Expiration date
2,068,000	$1.57	February 2029
2,068,000	$8.02	April 2032

Common stock contributed to the Hecla Charitable Foundation

In 2020, we gifted 650,000 shares of our common stock, valued at $2.0 million at the time of the gift, to the Hecla Charitable Foundation and recognized expense for that amount.

Note 12: Accumulated Other Comprehensive Loss

The following table lists the beginning balance, yearly activity and ending balance of each component of “Accumulated other comprehensive loss, net” (in thousands):

	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Loss, Net
Balance January 1, 2020	$(348)	$(36,962)	(37,310)
2020 change	7,980	(3,559)	4,421
Balance December 31, 2020	7,632	(40,521)	(32,889)
2021 change	(12,307)	16,740	4,433
Balance December 31, 2021	(4,675)	(23,781)	(28,456)
2022 change	13,837	17,067	30,904
Balance December 31, 2022	$9,162	$(6,714)	$2,448

The amounts above are net of the income tax effect of such balances and activity as summarized in the following table (in thousands):

		Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Loss, Net
Balance January 1, 2020		$—	$12,575	$12,575
2020 change		—	—	—
Balance December 31, 2020		—	12,575	12,575
2021 change		4,689	(6,379)	(1,690)
Balance December 31, 2021		4,689	6,196	10,885
2022 change	`	(5,233)	(6,454)	(11,687)
Balance December 31, 2022		$(544)	$(258)	$(802)

See Note 5 for more information on our employee benefit plans and Note 9 for more information on our derivative instruments.
Note 13: Properties, Plants, Equipment and Mineral Interests, and Lease Commitments

Properties, Plants, Equipment and Mineral Interests

Our major components of properties, plants, equipment, and mineral interests are (in thousands):

	December 31,
	2022	2021

Mining properties, including asset retirement obligations	$871,027	$818,582
Development costs	588,298	549,666
Plants and equipment	1,514,906	1,446,183
Land	35,644	34,931
Mineral interests	1,171,261	972,754
Construction in progress	134,600	86,903
	4,315,736	3,909,019
Less accumulated depreciation, depletion and amortization	1,745,946	1,598,209
Net carrying value	$2,569,790	$2,310,810

During 2022, we incurred total capital expenditures of approximately $149.4 million. This excludes non-cash items for equipment acquired under finance leases and adjustments for asset retirement obligations, and includes acquisitions of mineral interests and land. The expenditures included $51.0 million at Lucky Friday, $36.9 million at Greens Creek, $39.7 million at Casa Berardi and $19.7 million at Keno Hill.

Mineral interests include amounts for value beyond proven and probable reserves (“VBPP”) related to mines and exploration or pre-development interests acquired by us which are not depleted until the mineralized material they relate to is converted to proven and probable reserves. As of December 31, 2022, mineral interests included VBPP assets of $323.6 million, $383.6 million, $93.8 million and $102.1 million, respectively, at Casa Berardi, Nevada Operations, Greens Creek and Keno Hill, along with various other properties. As of December 31, 2021, mineral interests included VBPP assets of $323.6 million, $382.9 million and $132.6 million, respectively, at Casa Berardi, Nevada Operations and Greens Creek, along with various other properties.

Finance Leases

We periodically enter into lease agreements, primarily for equipment at our operations, which we have determined to be finance leases. As of December 31, 2022 and 2021, we have recorded $90.8 million and $78.9 million, respectively, for the gross amount of assets acquired under the finance leases and $67.7 million and $60.6 million, respectively, in accumulated depreciation on those assets, classified as plants and equipment in Properties, plants, equipment and mineral interests. See Note 7 for information on future obligations related to our finance leases.

Note 14: Commitments, Contingencies, and Obligations

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

On July 12, 2022, our Lucky Friday mine received a NOV from the EPA alleging violations of the Clean Water Act (“CWA”) between 2018 and 2021 relating primarily to concentration levels of zinc and lead in the mine’s permitted water discharges. Currently, the EPA has not initiated any formal enforcement proceeding against our Lucky Friday subsidiary. In civil judicial cases, the EPA can seek statutory penalties up to $59,973 per day per violation and, in administrative actions, the EPA can seek administrative penalties up to $23,989 per day per violation with a maximum administrative penalty of $299,989 for all alleged violations. The EPA typically pursues administrative penalties. At this time, we cannot reasonably assess the amount of penalties the EPA may seek, or predict the terms of any potential settlement with the EPA.

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

Debt

See Note 8 for information on the commitments related to our debt arrangements as of December 31, 2022.

Other Commitments

Our contractual obligations as of December 31, 2022 included open purchase orders and commitments of approximately $9.8 million, $22.8 million, $1.7 million, $1.9 million and $4.5 million for various capital and non-capital items at Greens Creek, Lucky Friday, Casa Berardi, Nevada Operations and Keno Hill, respectively. We also have total commitments of approximately $22.2 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units, and total commitments of approximately $14.6 million relating to payments on operating leases (see Note 8 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of December 31, 2022, we had surety bonds totaling $192.7 million and letters of credit totaling $7.8 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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