Form 10-Q
period 2023-03-31
HECLA MINING CO/DE/
filed 2023-05-10
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Registrant’s telephone number, including area code: (208) 769-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.25 per share	HL	New York Stock Exchange
Series B Cumulative Convertible Preferred Stock, par value $0.25 per share	HL-PB	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No __

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding May 5, 2023
Common stock, par value $0.25 par value per share	612,636,803

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2023

INDEX*

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended
	March 31, 2023	March 31, 2022
Sales	$199,500	$186,499
Cost of sales and other direct production costs	125,550	105,772
Depreciation, depletion and amortization	39,002	35,298
Total cost of sales	164,552	141,070
Gross profit	34,948	45,429
Other operating expenses:
General and administrative	12,070	8,294
Exploration and pre-development	4,967	12,808
Ramp-up and suspension costs	11,336	6,205
Provision for closed operations and environmental matters	1,044	901
Other operating (income) expense	(22)	2,463
Total other operating expenses	29,395	30,671
Income from operations	5,553	14,758
Other income (expense):
Interest expense	(10,165)	(10,406)
Fair value adjustments, net	3,181	5,965
Net foreign exchange gain (loss)	108	(2,038)
Other income	1,392	1,505
Total other expense	(5,484)	(4,974)
Income before income and mining taxes	69	9,784
Income and mining tax expense	(3,242)	(5,631)
Net (loss) income	(3,173)	4,153
Preferred stock dividends	(138)	(138)
Net (loss) income applicable to common stockholders	$(3,311)	$4,015
Comprehensive income (loss):
Net (loss) income	$(3,173)	$4,153
Change in fair value of derivative contracts designated as hedge transactions	6,516	(33,165)
Comprehensive income (loss)	$3,343	$(29,012)
Basic (loss) income per common share after preferred dividends	$(0.01)	$0.01
Diluted (loss) income per common share after preferred dividends	$(0.01)	$0.01
Weighted average number of common shares outstanding - basic	600,075	538,490
Weighted average number of common shares outstanding - diluted	600,075	544,061
Cash dividends declared per common share	$0.01	$0.01

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating activities:
Net (loss) income	$(3,173)	$4,153
Non-cash elements included in net (loss) income:
Depreciation, depletion and amortization	39,892	35,456
Adjustments of inventory to net realizable value	4,521	—
Fair value adjustments, net	(3,181)	(2,245)
Provision for reclamation and closure costs	1,694	1,643
Stock-based compensation	1,190	1,271
Deferred income taxes	558	2,234
Foreign exchange (gain) loss	(2,218)	2,280
Other non-cash items, net	186	483
Change in assets and liabilities:
Accounts receivable	15,477	2,779
Inventories	(9,239)	(5,081)
Other current and non-current assets	(9,856)	1,696
Accounts payable, accrued and other current liabilities	(9,304)	(13,907)
Accrued payroll and related benefits	4,705	6,909
Accrued taxes	2,226	3,754
Accrued reclamation and closure costs and other non-current liabilities	7,125	(3,516)
Cash provided by operating activities	40,603	37,909
Investing activities:
Additions to properties, plants, equipment and mineral interests	(54,443)	(21,478)
Proceeds from sale of investments	—	2,487
Proceeds from disposition of properties, plants and equipment	—	617
Purchases of investments	—	(10,868)
Net cash used in investing activities	(54,443)	(29,242)
Financing activities:
Proceeds from sale of common stock, net	11,885	—
Acquisition of treasury stock	(482)	(1,921)
Borrowing of debt	13,000	—
Repayment of debt	(13,000)	—
Dividends paid to common and preferred stockholders	(3,891)	(3,509)
Credit facility fees paid	—	(54)
Repayments of finance leases	(2,464)	(1,695)
Net cash provided by (used in) financing activities	5,048	(7,179)
Effect of exchange rates on cash	171	519
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,621)	2,007
Cash, cash equivalents and restricted cash at beginning of period	105,907	211,063
Cash, cash equivalents and restricted cash at end of period	$97,286	$213,070
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,621	$18,603
Cash paid for income and mining taxes, net	$1,634	$679
Significant non-cash investing and financing activities:
Addition of finance lease obligations and right-of-use assets	$850	$2,864

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$95,939	$104,743
Accounts receivable:
Trade	28,928	45,146
Other, net	13,216	10,695
Inventories:
Concentrates, doré, stockpiled ore, and metals in transit and in-process	28,054	37,303
Materials and supplies	56,286	53,369
Other current assets	22,527	16,471
Total current assets	244,950	267,727
Investments	26,434	24,018
Restricted cash	1,347	1,164
Properties, plants, equipment and mineral interests, net	2,587,565	2,569,790
Operating lease right-of-use assets	10,609	11,064
Deferred tax assets	13,280	21,105
Other non-current assets	41,439	32,304
Total assets	$2,925,624	$2,927,172
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$83,704	$84,747
Accrued payroll and related benefits	41,141	37,579
Accrued taxes	6,318	4,030
Finance leases	9,040	9,483
Accrued reclamation and closure costs	8,531	8,591
Accrued interest	5,191	14,454
Other current liabilities	11,428	19,582
Total current liabilities	165,353	178,466
Accrued reclamation and closure costs	109,808	108,408
Long-term debt including finance leases	516,961	517,742
Deferred tax liability	121,081	125,846
Other non-current liabilities	20,264	17,743
Total liabilities	933,467	948,205
Commitments and contingencies (Notes 4, 7, 8, and 10)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,776 shares issued and outstanding, liquidation preference — $7,889	39	39
Common stock, $0.25 par value, authorized 750,000,000 shares; issued March 31, 2023 — 610,490,740 shares and December 31, 2022 — 607,619,495 shares	152,536	151,819
Capital surplus	2,273,793	2,260,290
Accumulated deficit	(410,995)	(403,931)
Accumulated other comprehensive income, net	8,964	2,448
Less treasury stock, at cost; March 31, 2023 — 8,229,212 and December 31, 2022 — 8,132,553 shares issued and held in treasury	(32,180)	(31,698)
Total stockholders’ equity	1,992,157	1,978,967
Total liabilities and stockholders’ equity	$2,925,624	$2,927,172

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars are in thousands, except for share and per share amounts)

	Three Months Ended March 31, 2023
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, January 1, 2023	$39	$151,819	$2,260,290	$(403,931)	$2,448	$(31,698)	$1,978,967
Net loss	—	—	—	(3,173)	—	—	(3,173)
Stock-based compensation expense	—	—	1,190	—	—	—	1,190
Incentive compensation units distributed (498,348 shares)	—	125	(125)	—	—	(482)	(482)
Common stock ($0.00625 per share) and Series B Preferred Stock ($0.875 per share) dividends declared	—	—	—	(3,891)	—	—	(3,891)
Common stock issued under ATM program (2,173,274 shares)	—	542	11,343	—	—	—	11,885
Common stock issued for 401(k) match (199,623 shares)	—	50	1,095	—	—	—	1,145
Other comprehensive income	—	—	—	—	6,516	—	6,516
Balances, March 31, 2023	$39	$152,536	$2,273,793	$(410,995)	$8,964	$(32,180)	$1,992,157

	Three Months Ended March 31, 2022
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, January 1, 2022	$39	$136,391	$2,034,485	$(353,651)	$(28,456)	$(28,021)	$1,760,787
Net income	—	—	—	4,153	—	—	4,153
Stock-based compensation expense	—	—	1,271	—	—	—	1,271
Incentive compensation units distributed (888,000 shares)	—	222	(222)	—	—	(1,921)	(1,921)
Common stock ($0.00625 per share) and Series B Preferred Stock ($0.875 per share) dividends declared	—	—	—	(3,509)	—	—	(3,509)
Common stock issued for 401(k) match (180,000 shares)	—	44	883	—	—	—	927
Other comprehensive loss	—	—	—	—	(33,165)	—	(33,165)
Balances, March 31, 2022	$39	$136,657	$2,036,417	$(353,007)	$(61,621)	$(29,942)	$1,728,543

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1. Basis of Preparation of Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Hecla Mining Company and its subsidiaries (collectively, “Hecla,” “the Company,” “we,” “our,” or “us,” except where the context requires otherwise) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required annually by accounting principles generally accepted in the United States of America (“GAAP”). Therefore, this information should be read in conjunction with Hecla Mining Company’s consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The consolidated December 31, 2022 balance sheet data was derived from our audited consolidated financial statements. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Note 2. Business Segments and Sales of Products

We discover, acquire and develop mines and other mineral interests and produce and market (i) concentrates, containing silver, gold, lead and zinc, (ii) carbon material containing silver and gold, and (iii) doré containing silver and gold. We are currently organized and managed in five segments: Greens Creek, Lucky Friday, Keno Hill, Casa Berardi and Nevada Operations.

General corporate activities not associated with operating mines and their various exploration activities, as well as idle properties and environmental remediation services in the Yukon, are presented as “other.” Interest expense, interest income and income and mining taxes are considered general corporate items, and are not allocated to our segments.

The following tables present information about our reportable segments metal sales for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net sales to unaffiliated customers:
Greens Creek	$98,611	$86,090
Lucky Friday	49,110	38,040
Keno Hill	—	—
Casa Berardi	50,998	62,101
Nevada Operations	272	268
Other	509	—
	$199,500	$186,499
Income (loss) from operations:
Greens Creek	$31,241	$34,586
Lucky Friday	14,568	8,771
Keno Hill	(6,763)	—
Casa Berardi	(13,693)	(2,699)
Nevada Operations	(5,410)	(12,231)
Other	(14,390)	(13,669)
	$5,553	$14,758

The following table presents identifiable assets by reportable segment as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Identifiable assets:
Greens Creek	$582,855	$582,687
Lucky Friday	553,447	571,510
Keno Hill	303,340	276,096
Casa Berardi	693,763	681,631
Nevada Operations	465,037	466,722
Other	327,182	348,526
	$2,925,624	$2,927,172

Our sales for the three month period ended March 31, 2023 are comprised of metal sales as described below and $0.5 million of environmental services revenue.

Sales by metal for the three month periods ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Silver	$81,532	$66,332
Gold	75,087	77,168
Lead	25,402	19,564
Zinc	32,943	35,638
Less: Smelter and refining charges	(15,973)	(12,203)
	$198,991	$186,499

Sales of metals for the three month periods ended March 31, 2023 and 2022, included a net gain of $0.9 million and a net loss of $4.8 million, respectively, on financially-settled forward option contracts for silver, gold, lead and zinc. See Note 8 for more information.

Note 3. Income and Mining Taxes

Major components of our income and mining tax benefit (provision) for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Current:
Domestic	$(1,528)	$(2,103)
Foreign	(1,174)	(1,741)
Total current income and mining tax provision	(2,702)	(3,844)
Deferred:
Domestic	(5,341)	(5,091)
Foreign	4,801	3,304
Total deferred income and mining tax provision	(540)	(1,787)
Total income and mining tax provision	$(3,242)	$(5,631)

The income and mining tax benefit (provision) for the three months ended March 31, 2023 and 2022 varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax income due primarily to the impact of taxation in foreign jurisdictions, non-recognition of net operating losses and foreign exchange gains and losses in certain jurisdictions.

For the three month period ended March 31, 2023, we used the annual effective tax rate method to calculate the tax provision. Valuation allowances on Nevada, Mexico and certain Canadian net operating losses were treated as discrete adjustments to the tax calculation including losses incurred by the acquired Alexco Resource Corp. ("Alexco") entities, which were acquired on September 7, 2022, partially causing the increase in the income tax rate for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Note 4. Employee Benefit Plans

We sponsor three defined benefit pension plans covering substantially all U.S. employees. Net periodic pension cost for the plans consisted of the following for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Service cost	$949	$1,566
Interest cost	1,993	1,369
Expected return on plan assets	(3,107)	(3,363)
Amortization of prior service cost	125	128
Amortization of net loss	(47)	512
Net periodic pension (benefit) cost	$(87)	$212

For the three month periods ended March 31, 2023 and 2022, the service cost component of net periodic pension cost is included in the same line items of our condensed consolidated financial statements as other employee compensation costs. The net benefit related to all other components of net periodic pension cost of $1.0 million and $1.4 million for the three month period ended March 31, 2023, and 2022, respectively, is included in other (expense) income on our condensed consolidated statements of operations and comprehensive (loss) income.

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

The following table represents net (loss) income per common share – basic and diluted (in thousands, except income (loss) per share):

	Three Months Ended March 31,
	2023	2022
Numerator
Net (loss) income	$(3,173)	$4,153
Preferred stock dividends	(138)	(138)
Net (loss) income applicable to common shares	$(3,311)	$4,015

Denominator
Basic weighted average common shares	600,075	538,490
Dilutive restricted stock units, warrants and deferred shares	—	5,571
Diluted weighted average common shares	600,075	544,061

Basic (loss) income per common share	$(0.01)	$0.01
Diluted (loss) income per common share	$(0.01)	$0.01

For the three months ended March 31, 2023, all outstanding unvested restricted stock units, deferred restricted stock units, warrants and convertible preferred stock were excluded from the computation of diluted loss per share, as our reported net loss would cause their conversion and exercise to have an anti-dilutive effect on the calculation of diluted loss per share. For the three months ended March 31, 2022, the calculation of diluted income per common share included (i) 1,954,773 incentive compensation units that were unvested during the period, (ii) 1,506,950 warrants to purchase one share of common stock and (iii) 2,109,056 deferred shares that were dilutive.

Note 6. Stockholders’ Equity

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including our share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any sales of shares under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. As of March 31, 2023 we had sold 6,033,473 shares under the agreement for proceeds of $29.2 million, net of commissions and fees of $0.5 million. Of this balance, 2,173,274 shares were sold during the three months ended March 31, 2023 for proceeds of $11.9 million, net of commissions and fees of $0.2 million.

Stock-based Compensation Plans

The Company has stock incentive plans for executives, directors and eligible employees, comprised of performance shares and restricted stock. Stock-based compensation expense for restricted stock unit and performance-based grants (collectively "incentive compensation") to employees and shares issued to non-employee directors totaled $1.2 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, there was $5.2 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.2 years.

In connection with the vesting of incentive compensation, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations and pays the obligations in cash. As a result, in the first three months of 2023, we withheld 96,659 shares valued at approximately $0.5 million, or approximately $4.98 per share.

Common Stock Dividends

The following table summarizes the dividends our Board of Directors have declared and we have paid during 2023 pursuant to our dividend policy:

Quarter	Prior Quarter Realized Silver Price	Silver-linked component	Minimum component	Total dividend per share
First	22.03	$0.0025	$0.00375	$0.00625

Note 7. Debt, Credit Agreement and Leases

Our debt as of March 31, 2023 and December 31, 2022 consisted of our 7.25% Senior Notes due February 15, 2028 (“Senior Notes”) and our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”) and any drawn amounts on our $150 million Credit Agreement, which is described separately below. The following tables summarize our long-term debt balances, excluding interest and borrowings under the Credit Agreement, as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Senior Notes	IQ Notes	Total
Principal	$475,000	$35,643	$510,643
Unamortized discount/premium and issuance costs	(4,415)	356	(4,059)
Long-term debt balance	$470,585	$35,999	$506,584

	December 31, 2022
	Senior Notes	IQ Notes	Total
Principal	$475,000	$35,614	$510,614
Unamortized discount/premium and issuance costs	(4,640)	392	(4,248)
Long-term debt balance	$470,360	$36,006	$506,366

The following table summarizes the scheduled annual future payments, including interest, for our Senior Notes, IQ Notes, and finance and operating leases as of March 31, 2023 (in thousands). The amounts for the IQ Notes are stated in U.S. dollars (“USD”) based on the USD/Canadian dollar (“CAD”) exchange rate as of March 31, 2023.

Twelve-month period ending March 31,	Senior Notes	IQ Notes	Finance Leases	Operating Leases
2024	$34,438	$2,322	$8,812	$2,652
2025	34,438	38,604	6,813	1,276
2026	34,438	—	3,681	1,281
2027	34,438	—	1,327	1,256
2028	505,131	—	23	1,161
Thereafter	—	—	—	6,307
	642,883	40,926	20,656	13,933
Less: effect of discounting	—	—	(1,239)	(3,285)
Total	$642,883	$40,926	$19,417	$10,648

Credit Agreement

On July 21, 2022, we entered into a revolving credit facility (the "Credit Agreement") with various financial institutions (the “Lenders”), Bank of Montreal and Bank of America, N.A. as letters of credit issuers, and Bank of America, N.A., as administrative agent for the Lenders and as swingline lender, to replace our prior credit agreement. The Credit Agreement is a $150 million senior secured revolving facility, with an option to be increased in an aggregate amount not to exceed $75 million. Any revolving loans under the Credit Agreement have a maturity date of July 21, 2026. Proceeds of the revolving loans under the Credit Agreement may be used for general corporate purposes. The interest rate on the outstanding loans under the Credit Agreement is based on the Company’s net leverage ratio and is calculated at (i) Term Secured Overnight Financing Rate ("SOFR") plus 2% to 3.5%; or (ii) Bank of America’s Base Rate plus 1% to 2.5% with Base Rate being the highest of (i) the Bank of America prime rate, (ii) the Federal Funds rate plus .50%

or (iii) Term SOFR plus 1.00%. For each amount drawn, we elect whether we draw on a one, three or six month basis or annual basis for SOFR. If we elect to draw for greater than six months, we pay interest quarterly on the outstanding amount.

We are also required to pay a commitment fee of between 0.45% to 0.78750%, depending on our net leverage ratio. Letters of credit issued under the Credit Agreement bear a fee between 2.00% and 3.50% based on our net leverage ratio, as well as a fronting fee to each issuing bank at an agreed upon rate per annum on the average daily dollar amount of our letter of credit exposure.

Hecla Mining Company and certain of our subsidiaries are the borrowers under the Credit Agreement, while certain of our other subsidiaries are guarantors of the borrowers’ obligations under the Credit Agreement. As further security, the Credit Agreement is collateralized by a mortgage on the Greens Creek mine, the equity interests of subsidiaries that own the Greens Creek mine or are part of the Greens Creek Joint Venture and our subsidiary Hecla Admiralty Company (the “Greens Creek Group”), and by all of the Green Creek Group’s rights and interests in the Greens Creek Joint Venture Agreement, and in all assets of the joint venture and of any member of the Greens Creek Group.

At March 31, 2023, there was $6.7 million of outstanding letters of credit. Letters of credit that are outstanding reduce availability under the Credit Agreement.

We believe we were in compliance with all covenants under the Credit Agreement as of March 31, 2023.

Note 8. Derivative Instruments

General

Our current risk management policy provides that up to 75% of five years of our foreign currency, lead and zinc metals price and silver and gold price exposure may be covered under a derivatives program with certain other limitations. Our program also utilizes derivatives to manage price risk exposure created from when revenue is recognized from a shipment of concentrate until final settlement.

These instruments expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price exceeds the spot price of the hedged commodity or foreign currency and (ii) price risk to the extent that the spot price or currency exchange rate exceeds the contract price for quantities of our production and/or forecasted costs covered under contract positions.

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi operation and Keno Hill operation are USD-functional entities which routinely incur expenses denominated in CAD. Such expenses expose us to exchange rate fluctuations between the USD and CAD. We have a program to manage our exposure to fluctuations in the USD exchange rate for these subsidiaries' future operating and capital costs denominated in CAD. The program utilizes forward contracts to buy CAD, some of which are designated as cash flow hedges. As of March 31, 2023, we have 569 forward contracts outstanding to buy a total of CAD$604.8 million having a notional amount of USD$454.7 million. The CAD contracts that are related to forecasted cash operating costs at Casa Berardi to be incurred from 2023 through 2026 have a total notional value of CAD$393.9 million and have CAD-to-USD exchange rates ranging between 1.272 and 1.3757.

As of March 31, 2023 and December 31, 2022, we recorded the following balances for the fair value of the contracts (in millions):

	March 31,	December 31,
Balance sheet line item:	2023	2022
Other current assets	$1.6	$1.1
Other non-current assets	0.8	0.4
Current derivative liabilities	3.6	4.0
Non-current derivative liabilities	$3.1	$3.6

Net unrealized losses of $6.1 million related to the effective portion of the hedges are included in accumulated other comprehensive income (loss) as of March 31, 2023. Unrealized gains and losses will be transferred from accumulated other comprehensive income (loss) to current earnings as the underlying operating expenses are recognized. We estimate $3.3 million in net unrealized losses included in accumulated other comprehensive income (loss) as of March 31, 2023 will be reclassified to current earnings in the next twelve months. Net realized losses of $0.9 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive income (loss) and included in cost of sales and other direct production costs for the three months ended March 31, 2023. Net gains of $0.7 million for the three months ended March 31, 2023 related to contracts not designated as hedges and no net unrealized gains or losses related to ineffectiveness of the hedges are included in fair value adjustments, net on our consolidated statements of operations and comprehensive income for the three months ended March 31, 2023

Metals Prices

We are currently using financially-settled forward contracts to manage the exposure to:

•
changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement; and
•
changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.

The following tables summarize the quantities of metals committed under forward sales contracts at March 31, 2023 and December 31, 2022:

March 31, 2023	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2023 settlements	3,350	8	15,543	18,133	$22.27	$1,883	$1.35	$1.01
Contracts on forecasted sales
2023 settlements	—	—	29,873	38,581	—	—	$1.47	$1.00
2024 settlements	—	—	1,764	75,178	—	—	1.31	$0.98
2025 settlements	—	—	—	882	$—	$—	$—	$0.97

December 31, 2022	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2023 settlements	3,124	8	18,629	11,960	$21.55	$1,795	$1.38	$0.98
Contracts on forecasted sales
2023 settlements	—	—	37,533	75,618	N/A	N/A	$1.34	$1.00
2024 settlements	—	—	—	45,856	N/A	N/A	N/A	$0.99

We recorded the following balances for the fair value of the forward contracts as of March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023			December 31, 2022
Balance sheet line item:	Contracts in an asset position	Contracts in a liability position	Net asset (liability)	Contracts in an asset position	Contracts in a liability position	Net asset (liability)
Other current assets	$5.3	$—	$5.3	$1.2	$—	$1.2
Other non-current assets	$1.3	$—	$1.3	$0.1	$—	$0.1
Current derivative liabilities	—	(4.6)	(4.6)	—	(12.1)	(12.1)
Non-current derivative liabilities	—	(0.05)	(0.1)	—	(2.5)	(2.5)

Net realized and unrealized gains of $24.8 million related to the effective portion of the contracts designated as hedges were included in accumulated other comprehensive income (loss) as of March 31, 2023, and are net of related deferred taxes. Unrealized gains and losses will be transferred from accumulated other comprehensive income (loss) to current earnings as the underlying forecasted sales are recognized. We estimate $15.2 million in net realized and unrealized gains included in accumulated other comprehensive income (loss) as of March 31, 2023 would be reclassified to current earnings in the next twelve months. The realized gains arose due to cash settlement of zinc contracts prior to maturity in 2022 for net proceeds of $17.4 million. We recognized a net gain of $0.9 million, including a $3.0 million loss transferred from accumulated other comprehensive income (loss), and a net loss of $4.8 million, during the three months ended March 31, 2023 and 2022, respectively. These gains and losses were recognized on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which are included in sales. The net losses and gains recognized on the contracts offset gains and losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our Credit Agreement would cause a default under the derivative contract. As of March 31, 2023, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these agreements was $14.0 million as of March 31, 2023, which includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at March 31, 2023, we could have been required to settle our obligations under the agreements at their termination value of $14.0 million.

Note 9. Fair Value Measurement

Fair value adjustments, net is comprised of the following:

	Three Months Ended March 31,
	2023	2022
Gain (loss) on derivative contracts	$987	$(201)
Unrealized gain on equity securities investments	2,194	6,100
Gain on disposition or exchange of investments	—	66
Total fair value adjustments, net	$3,181	$5,965

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

Description	Balance at March 31, 2023	Balance at December 31, 2022	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$95,939	$104,743	Level 1
Current and non-current investments
Equity securities - mining industry	26,434	24,018	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	28,535	45,146	Level 2
Restricted cash balances:
Certificates of deposit and other deposits	1,347	1,164	Level 1
Derivative contracts - current and non-current derivatives assets:
Foreign exchange contracts	2,359	1,518	Level 2
Metal forward contracts	6,636	1,309	Level 2
Total assets	$161,250	$177,898

Liabilities:
Derivative contracts - current derivatives liabilities and other non-current liabilities:
Foreign exchange contracts	$6,674	$7,548	Level 2
Metal forward contracts	4,682	14,643	Level 2
Total liabilities	$11,356	$22,191

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

We use financially-settled forward contracts to manage exposure to changes in the exchange rate between USD and CAD, and the impact on CAD-denominated operating and capital costs incurred at our Casa Berardi operation and the Keno Hill operation (see Note 8 for more information). The fair value of each contract represents the present value of the difference between the forward exchange rate for the contract settlement period as of the measurement date and the contract settlement exchange rate.

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

At March 31, 2023, our Senior Notes and IQ Notes were recorded at their carrying value of $470.6 million and $36.0 million, respectively, net of unamortized initial purchaser discount/premium and issuance costs. The estimated fair values of our Senior Notes and IQ Notes were $480.6 million and $35.7 million, respectively, at March 31, 2023. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. Unobservable inputs which we consider to be Level 3, including an assumed current annual yield of 7.1%, are utilized to estimate the fair value of the IQ Notes. See Note 7 for more information.

Note 10. Commitments, Contingencies and Obligations

Johnny M Mine Area near San Mateo, McKinley County and San Mateo Creek Basin, New Mexico

In August 2012, Hecla Limited and the U.S. Environmental Protection Agency (the “EPA”) entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Order”) regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico. Mining at the Johnny M Mine was conducted for a limited period of time by a predecessor of Hecla Limited, and the EPA had previously asserted that Hecla Limited may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for environmental remediation and past costs incurred by the EPA at the site. Under the Consent Order, Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site under the Consent Order, in exchange for a covenant not to sue by the EPA. In December 2014, Hecla Limited submitted to the EPA the Engineering Evaluation and Cost Analysis (“EE/CA”) for the site which recommended on-site disposal of mine-related material. In January 2021, the parties began negotiating a new consent order to design and implement the on-site disposal response action recommended in the EE/CA. Based on the foregoing, we believe it is probable that Hecla Limited will incur a liability for the CERCLA removal action and we have accrued $9.0 million, primarily representing estimated current costs to design and implement the remedy, which are subject to change as fieldwork is performed. It is possible that Hecla Limited’s liability will be more than $9.0 million, and any increase in liability could have a material adverse effect on Hecla Limited’s or our results of operations or financial position.

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

In July 2018, the EPA informed Hecla Limited that it and several other PRPs may be liable for cleanup of the SMCB site or for costs incurred by the EPA in cleaning up the site. The EPA stated it has incurred approximately $9.6 million in response costs to date. On May 2, 2022, Hecla Limited received a letter from a PRP notifying Hecla Limited that three PRPs will seek cost recovery and contribution from Hecla Limited under CERCLA for certain investigatory work performed by the PRPs at the SMCB site. Hecla Limited cannot with reasonable certainty estimate the amount or range of liability, if any, relating to this matter because of, among other reasons, the lack of information concerning the site, including the relative contributions of contamination by the various PRPs.

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

Litigation Related to Klondex Acquisition

On May 24, 2019, a purported Hecla stockholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against Hecla and certain of our executive officers, one of whom is also a director. The complaint, purportedly brought on behalf of all purchasers of Hecla common stock from March 19, 2018 through and including May 8, 2019, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. Specifically, the complaint alleges that Hecla, under the authority and control of the individual defendants, made certain material false and misleading statements and omitted certain material information regarding Hecla’s Nevada Operations. The complaint alleges that these misstatements and omissions artificially inflated the market price of Hecla common stock during the class period, thus purportedly harming investors. The Court granted our Motion to Dismiss the lawsuit, without prejudice, in February 2023, and the plaintiffs filed an amended complaint in March 2023 which repeats the same claims. We cannot predict the outcome of this lawsuit or estimate damages if plaintiffs were to prevail. We believe that these claims are without merit and intend to defend them vigorously.

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

Debt

See Note 7 for information on the commitments related to our debt arrangements as of March 31, 2023.

Other Commitments

Our contractual obligations as of March 31, 2023 included open purchase orders and commitments of approximately $15.2 million, $29.4 million, $1.3 million, $1.4 million and $3.7 million for various capital and non-capital items at Greens Creek, Lucky Friday, Casa Berardi, Nevada Operations and Keno Hill, respectively. We also have total commitments of approximately $20.7 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi, and Keno Hill units, and total commitments of approximately $13.9 million relating to payments on operating leases (see Note 7 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of March 31, 2023, we had surety bonds totaling $192.8 million and letters of credit totaling $6.7 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 11. Developments in Accounting Pronouncements

Accounting Standards Updates Adopted

In March 2020, ASU No. 2020-04 was issued which provides optional guidance for a limited period of time to ease the potential burden on accounting for contract modifications caused by reference rate reform. In January 2021, ASU No. 2021-01 was issued which broadened the scope of ASU No. 2020-04 to include certain derivative instruments. In December 2022, ASU No. 2022-06 was issued which deferred the sunset date of ASU No. 2020-04. The guidance is effective for all entities as of March 12, 2020 through December 31, 2024. The guidance may be adopted over time as reference rate reform activities occur and should be applied on a prospective basis. Certain of our derivative instruments reference London Interbank Offered Rate ("LIBOR") based rates and are in the process of being amended to eliminate the LIBOR-based rate references prior to July 1, 2023. We do not expect a significant impact to our financial results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates, but we will continue to monitor the impact of this transition until it is completed.

Note 12. Subsequent Events

On April 6, 2023, we and ATAC Resources Ltd. ("ATAC") a Canadian publicly traded company, announced a definitive agreement for one of our subsidiaries to acquire ATAC and its Rackla and Connaught projects in Yukon, Canada. Under the proposed transaction, our wholly-owned subsidiary, Alexco Resource Corp., would acquire all of the issued and outstanding shares of ATAC for a consideration of CAD$31 million, or 0.0166 of a share of Hecla common stock per common share of ATAC (consisting of 3,693,516 shares of Hecla common stock in aggregate). Hecla would also invest CAD$2 million in seed capital, equal to a 19.9% interest, for a new exploration company Cascadia Minerals Ltd. (“Cascadia”), which would be spun-out with certain properties to ATAC’s shareholders as part of the transaction. The total consideration to the ATAC shareholders, including the implied value for the shares in Cascadia (CAD$0.036/share), is CAD$39 million.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A. – Risk Factors in our 2022 Form 10-K. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “Hecla,” “the Company,” “we,” “us” and “our” refer to Hecla Mining Company and its consolidated subsidiaries, except where the context requires otherwise. You should read this discussion in conjunction with our consolidated financial statements, the related MD&A and the discussion of our Business and Properties in our 2022 Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”). The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Forward-Looking Statements” above for further discussion). References to “Notes” are Notes included in our Notes to Condensed Consolidated Financial Statements (Unaudited). Throughout MD&A, all references to losses or income per share are on a diluted basis.

Overview

Established in 1891, we are the oldest operating precious metals mining company in the United States. We are the largest silver producer in the United States, producing over 45% of the U.S. silver production at our Greens Creek and Lucky Friday operations. We produce gold at our Casa Berardi operation in Quebec, Canada, and Greens Creek. In addition, we are developing the Keno Hill mine in the Yukon, Canada which we acquired on September 7, 2022, and which we expect will start producing silver in the third quarter of 2023. Based upon our operational footprint, we believe we have low political and economic risk compared to other mining companies whose mines are located in other parts of the world. Our exploration interests are located in the United States, Canada and Mexico. Our operating and strategic framework is based on expanding our production and locating and developing new resource potential in a safe and responsible manner.

First Quarter 2023 Highlights

Operational:

•
Produced 4.0 million ounces of silver and 39,717 ounces of gold. See Consolidated Results of Operations below for information on total cost of sales and cash costs and all in sustaining costs ("AISC"), after by-product credits, per silver and gold ounce for the three-month periods ended March 31, 2023 and 2022.
•
Increased silver production at Lucky Friday and Greens Creek by 42% and 14%, respectively, compared to 2022.
•
Advanced the development of the Keno Hill mine by 552 meters.

Financial:

•
Generated sales of $199.5 million.
•
Made capital expenditures of approximately $54.4 million, including $6.7 million at Greens Creek, $14.7 million at Lucky Friday, $17.1 million at Casa Berardi and $17.1 million at Keno Hill, partially offset by corporate and non-operating sites.
•
Returned $3.9 million to our stockholders through dividend payments.
•
Spent $5.0 million on exploration and pre-development activities.

Outlook

Our financial results vary as a result of fluctuations in market prices primarily for silver and gold and, to a lesser extent, zinc and lead. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Beginning in 2020, with the onset of the COVID-19 pandemic, and continuing in 2022 because of a series of macro-economic factors, there has been significant volatility in the financial and commodities markets, including the precious metals market. Market sentiment improved beginning in late 2022 and we believe the outlook for precious metals fundamentals in the medium- and long-term are favorable. Refer to “Markets” and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022, for further discussion. Because we cannot control the price of our products, the key measures that management focuses on in operating our business are production volumes, payable sales volumes, Cash Cost, After By-product Credits, per Ounce (“Cash Cost”) (non-GAAP) and All-In Sustaining Cost, After By-product Credits, per Ounce (“AISC”) (non-GAAP), operating cash flows, capital expenditures, free cash flow and adjusted EBITDA. The average realized prices for all metals sold by us, except gold, were lower in the three months ended March 31, 2023 than in the comparable period last year. We have also experienced significant cost inflation across our operations, principally associated with higher energy prices, increased costs for other consumables such as reagents, explosives and steel, and labor and contractor costs.

Consolidated Results of Operations

Sales by metal for the three month periods ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Silver	$81,532	$66,332
Gold	75,087	77,168
Lead	25,402	19,564
Zinc	32,943	35,638
Less: smelter charges	(15,973)	(12,203)
Sales of products	$198,991	$186,499

Sales by metal for the three month periods ended March 31, 2023 and 2022, and the approximate variances attributed to differences in metals prices, sales volumes and smelter terms, were as follows:

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Three months ended March 31, 2022	$66,332	$77,168	$55,202	$(12,203)	$186,499
Variances - 2023 versus 2022:
Price	(7,458)	394	(11,081)	(1,489)	(19,634)
Volume	22,658	(2,747)	14,224	(3,140)	30,995
Smelter terms	—	272	—	859	1,131
Three months ended March 31, 2023	$81,532	$75,087	$58,345	$(15,973)	$198,991

The fluctuations in sales for the three months ended 2023 compared to the same period in 2022 were primarily due to the following two reasons:

•
Lower average realized prices for all metals sold, except gold, during the three months ended March 31, 2023 compared to the same period in 2022. The table below summarizes spot prices and our realized prices for the commodities we sell:

		Three Months Ended March 31,
		2023	2022
Silver –	London PM Fix ($/ounce)	$22.56	$23.95
	Realized price per ounce	$22.62	$24.68
Gold –	London PM Fix ($/ounce)	$1,889	$1,874
	Realized price per ounce	$1,902	$1,880
Lead –	LME Final Cash Buyer ($/pound)	$0.97	$1.06
	Realized price per pound	$1.02	$1.08
Zinc –	LME Final Cash Buyer ($/pound)	$1.42	$1.70
	Realized price per pound	$1.39	$1.79

Average realized prices typically differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices. Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement. We recorded net positive price adjustments to provisional settlements of $2.1 million and $1.0 million for the three months ended March 31, 2023 and 2022. The price adjustments related to silver, gold, zinc and lead contained in our concentrate shipments were partially offset by gains and losses on forward contracts for those metals. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc. Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate, doré and carbon material shipped during the period.

•
Higher quantities of all metals sold, except gold in the three months ended March 31, 2023 compared to the same period in 2022, primarily due to higher production at Greens Creek and Lucky Friday, partially offset by lower gold production at Casa Berardi. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment and The Nevada Operations Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended March 31,
		2023	2022
Silver -	Ounces produced	4,041,878	3,324,708
	Payable ounces sold	3,604,494	2,687,261
Gold -	Ounces produced	39,717	41,642
	Payable ounces sold	39,473	41,053
Lead -	Tons produced	13,236	10,863
	Payable tons sold	12,513	9,054
Zinc -	Tons produced	15,795	14,946
	Payable tons sold	11,858	9,947

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

Sales, total cost of sales, gross profit (loss), Cash Cost, After By-product Credits, per Ounce (“Cash Cost”) (non-GAAP) and All-In Sustaining Cost, After By-product Credits, per Ounce (“AISC”) (non-GAAP) at our operating units for the three months ended March 31, 2023 and 2022 were as follows (in thousands, except for Cash Cost and AISC):

	Silver				Gold
	Greens Creek	Lucky Friday	Other	Total Silver (2)	Casa Berardi	Nevada Operations and Other (3)	Total Gold
Three Months Ended March 31, 2023:
Sales	$98,611	$49,110	$—	$147,721	$50,998	$781	$51,779
Total cost of sales	(66,288)	(34,534)	—	(100,822)	(62,998)	(732)	(63,730)
Gross profit (loss)	$32,323	$14,576	$—	$46,899	$(12,000)	$49	$(11,951)
Cash Cost (1)	$1.16	$4.30	$—	$2.14	$1,775	$—	$1,775
AISC (1)	$3.82	$10.69	$—	$8.96	$2,392	$—	$2,392
Three Months Ended March 31, 2022:
Sales	$86,090	$38,040	$—	$124,130	$62,101	$268	$62,369
Total cost of sales	(49,638)	(29,264)	—	(78,902)	(62,168)	—	(62,168)
Gross profit (loss)	$36,452	$8,776	$—	$45,228	$(67)	$268	$201
Cash Cost (1)	$(0.90)	$6.57	$—	$1.09	$1,516	$—	$1,516
AISC (1)	$1.83	$13.15	$—	$7.37	$1,764	$—	$1,764

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

(2)
The calculation of AISC for our consolidated silver properties includes corporate costs for general and administrative expense and sustaining capital.

(3)
Other includes $509,000 of sales and $432,000 of cost of sales for the environmental services business acquired as part of the Alexco acquisition.

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

We reported a net loss applicable to common stockholders of $3.3 million for the three months ended March 31, 2023, compared to income of $4.0 million in the comparable period in 2022. The following were the significant drivers of changes in net loss applicable to common stockholders compared to the income in 2022:

•
Consolidated gross profit decreased by $10.5 million at our operating units as illustrated in the table above. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment and The Nevada Operations Segment sections below for a discussion on the key drivers by operating unit.
•
General and administrative costs increased by $3.8 million, which reflects the personnel that joined the Company as a result of the September 7, 2022 Alexco acquisition, and compensation adjustments effective July 1, 2022.
•
Exploration and pre-development decreased by $7.8 million primarily due to lower expenditures across our exploration portfolio.
•
Ramp-up and suspension costs increased by $5.1 million primarily due to Keno Hill ramp-up activities following the Alexco acquisition
•
Fair value adjustments, net gains decreased by $2.8 million primarily due to lower unrealized gains in our marketable equity securities portfolio.

Greens Creek

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2023	2022
Sales	$98,611	$86,090
Cost of sales and other direct production costs	(51,824)	(38,218)
Depreciation, depletion and amortization	(14,464)	(11,420)
Total cost of sales	(66,288)	(49,638)
Gross profit	$32,323	$36,452
Tons of ore milled	233,167	211,687
Production:
Silver (ounces)	2,772,860	2,429,782
Gold (ounces)	14,885	11,402
Zinc (tons)	12,482	12,494
Lead (tons)	5,202	4,883
Payable metal quantities sold:
Silver (ounces)	2,292,035	1,772,391
Gold (ounces)	12,646	7,922
Zinc (tons)	9,244	8,092
Lead (tons)	4,156	3,063
Ore grades:
Silver ounces per ton	14.40	13.84
Gold ounces per ton	0.08	0.07
Zinc percent	6.0%	6.6%
Lead percent	2.6%	2.8%
Total production cost per ton	$198.60	$192.16
Cash Cost, After By-product Credits, per Silver Ounce (1)	$1.16	$(0.90)
AISC, After By-Product Credits, per Silver Ounce (1)	$3.82	$1.83
Capital additions	$6,658	$3,092

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

The $4.1 million decrease in gross profit for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to lower realized prices for all metals except gold and higher production costs reflecting more ore mined and processed and cost increases in consumables, labor, maintenance and contractor costs, which were partially offset by higher sales volumes.

Capital additions increased by $3.6 million in the three months ended March 31, 2023 compared to the same period in 2022 primarily due to mine development expenditure.

The charts below illustrate the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the three months ended March 31, 2023 compared to the same period in 2022.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended March 31,
	2023	2022
Cash Cost, Before By-product Credits, per Silver Ounce	$21.80	$21.82
By-product credits	(20.64)	(22.72)
Cash Cost, After By-product Credits, per Silver Ounce	$1.16	$(0.90)

	Three Months Ended March 31,
	2023	2022
AISC, Before By-product Credits, per Silver Ounce	$24.46	$24.55
By-product credits	(20.64)	(22.72)
AISC, After By-product Credits, per Silver Ounce	$3.82	$1.83

The increase in Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to lower by-product credits in 2023.

Lucky Friday

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2023	2022
Sales	$49,110	$38,040
Cost of sales and other direct production costs	(24,079)	(21,232)
Depreciation, depletion and amortization	(10,455)	(8,032)
Total cost of sales	(34,534)	(29,264)
Gross profit	$14,576	$8,776
Tons of ore milled	95,303	77,725
Production:
Silver (ounces)	1,262,464	887,858
Lead (tons)	8,034	5,980
Zinc (tons)	3,313	2,452
Payable metal quantities sold:
Silver (ounces)	1,306,013	899,454
Lead (tons)	8,357	5,991
Zinc (tons)	2,614	1,855
Ore grades:
Silver ounces per ton	13.84	12.04
Lead percent	8.8%	8.2%
Zinc percent	4.1%	3.6%
Total production cost per ton	$210.72	$247.17
Cash Cost, After By-product Credits, per Silver Ounce (1)	$4.30	$6.57
AISC, After By-product Credits, per Silver Ounce (1)	$10.69	$13.15
Capital additions	$14,707	$9,652

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

Gross profit increased by $5.8 million for the three months ended March 31, 2023 compared to the same period in 2022, as the impact of increased sales quantities from mining and processing more high grade material in higher volumes offset the effects of lower realized prices.

Capital additions increased by $5.1 million for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to expenditures on key projects including the service hoist and coarse ore bunker, increased development, and pre-production drilling to achieve the annual throughput goal of 425,000 tons in the fourth quarter of 2023.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce:

	Three Months Ended March 31,
	2023	2022
Cash Cost, Before By-product Credits, per Silver Ounce	$21.03	$26.63
By-product credits	(16.73)	(20.06)
Cash Cost, After By-product Credits, per Silver Ounce	$4.30	$6.57

	Three Months Ended March 31,
	2023	2022
AISC, Before By-product Credits, per Silver Ounce	$27.42	$33.21
By-product credits	(16.73)	(20.06)
AISC, After By-product Credits, per Silver Ounce	$10.69	$13.15

The decrease in Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the three months ended March 31, 2023 compared to the same period in 2022 was due to higher silver production resulting from increased grades and volumes processed, partially offset by lower by-product credits as higher lead and zinc production did not offset lower prices.

Casa Berardi

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2023	2022
Sales	$50,998	$62,101
Cost of sales and other direct production costs	(48,962)	(46,322)
Depreciation, depletion and amortization	(14,036)	(15,846)
Total cost of sales	(62,998)	(62,168)
Gross loss	$(12,000)	$(67)
Tons of ore milled	429,158	386,150
Production:
Gold (ounces)	24,686	30,240
Silver (ounces)	6,554	7,068
Payable metal quantities sold:
Gold (ounces)	26,826	33,066
Silver (ounces)	6,446	9,054
Ore grades:
Gold ounces per ton	0.07	0.09
Silver ounces per ton	0.02	0.02
Total production cost per ton	$107.95	$117.96
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,775	$1,516
AISC, After By-product Credits, per Gold Ounce (1)	$2,392	$1,764
Capital additions	$17,086	$7,808

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

Gross loss increased by $11.9 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase was due to lower production and sales volumes and higher costs of sales resulting from increased production costs due to: (i) higher volumes of lower grade ore tonnage processed during period, (ii) mill contractor costs related to maintenance and optimization activities, (iii) higher underground maintenance costs resulting from repairs and replacements of major components for the production fleet and (iv) higher fuel and other consumables costs which have been negatively impacted by current inflationary pressures.

Total capital additions increased by $9.3 million for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to the tailings raise project and mining development costs.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce:

	Three Months Ended March 31,
	2023	2022
Cash Cost, Before By-product Credits, per Gold Ounce	$1,780	$1,521
By-product credits	(5)	(5)
Cash Cost, After By-product Credits, per Gold Ounce	$1,775	$1,516

	Three Months Ended March 31,
	2023	2022
AISC, Before By-product Credits, per Gold Ounce	$2,397	$1,769
By-product credits	(5)	(5)
AISC, After By-product Credits, per Gold Ounce	$2,392	$1,764

The increase in Cash Cost After By-product Credits, per Gold Ounce, for the three months ended March 31, 2023 compared to the same period for 2022 was primarily due to a combination of higher production costs and lower gold production. The lower production for the three months ended March 31, 2023 combined with increased sustaining capital also negatively impacting AISC, After By-product Credits, per Gold Ounce.

Nevada Operations

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2023	2022
Sales	$272	$268
Cost of sales and other direct production costs	(253)	—
Depreciation, depletion and amortization	(47)	—
Total cost of sales	(300)	—
Gross (loss) profit	$(28)	$268
Payable metal quantities sold:
Gold (ounces)	146	65
Silver (ounces)	-	6,363

The gross loss of $28 thousand for the three months ended March 31, 2023, was attributable to write downs of stockpiled material to net realizable value reflecting a lower gold price received for the processing and sale of refractory ore at a third party facility.

Exploration and pre-development activities continued in the three months ended March 31, 2023 and were focused on target generation through detailed modeling and analysis of geological mapping and sampling.

See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks in our 2022 Form 10-K for a discussion of certain risks relating to our recent and ongoing analysis of the carrying value of the Nevada assets.

Keno Hill

We acquired our Keno Hill operations as part of the Alexco acquisition on September 7, 2022. We expect Keno Hill to be in production during the third quarter of 2023. Keno Hill has not generated any revenue since we acquired it, due to being in development. During the three months ended March 31, 2023, $5.9 million of site specific costs were included in the line item "Ramp-up and suspension costs" and $0.4 million of site specific costs were included in the line item "Exploration and pre-development" on our condensed consolidated statement of operations and comprehensive (loss) income.

Corporate Matters

Income Taxes

During the three months ended March 31, 2023, an income and mining tax provision of $3.2 million resulted in an effective tax rate of 4,699%. This compares to an income and mining tax provision of $5.6 million resulted in an effective tax rate of 58% for the comparable period in 2022. The comparability of our income and mining tax (provision) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates including non-recognition of foreign exchange gains and losses; (v) percentage depletion; and (vi) the non-recognition of tax assets. The effective tax rate will fluctuate, sometimes significantly, period to period. The significant increase in the effective tax rate to 4,699% for the three months ended March 31, 2023 compared to 58% for the comparable period in 2022 is primarily related to incurring losses at the consolidated Alexco subsidiaries, which were acquired September 7, 2022, and the Nevada operations, for which no tax benefit is recognized due to uncertainty surrounding our ability to utilize these future tax benefits. Beginning with the three months ended March 31, 2022, we used the annual effective tax rate method to calculate the quarterly tax provision.

Each reporting period we assess our deferred tax balances based on a review of long-range forecasts and quarterly activity. A valuation allowance is provided for deferred tax assets for which it is more likely than not the related tax benefits will not be realized. We analyze our deferred tax assets and, if it is determined that we will not realize all or a portion of our deferred tax assets, we will record or increase a valuation allowance. Conversely, if it is determined we will ultimately more likely than not be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact our ability to realize our deferred tax assets. Valuation allowances are provided on deferred tax assets in Nevada, Mexico, and certain Canadian jurisdictions. For additional information, please see risk factors Our accounting and other estimates may be imprecise and Our ability to recognize the benefits of deferred tax assets related to net operating loss carryforwards and other items is dependent on future cash flows and taxable income in Item 1A - Risk Factors in our 2022 Form 10-K.

Reconciliation of Total Cost of Sales to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations and for the Company for the three month periods ended March 31, 2023 and 2022.

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

Cash Cost, After By-product Credits, per Ounce is an important operating statistic that we utilize to measure each mine's operating performance. We use AISC, After By-product Credits, per Ounce as a measure of our mines' net cash flow after costs for reclamation and sustaining capital. This is similar to the Cash Cost, After By-product Credits, per Ounce non-GAAP measure we report, but also includes reclamation and sustaining capital costs. Current GAAP measures used in the mining industry, such as cost of goods sold, do not capture all the expenditures incurred to discover, develop and sustain silver and gold production. Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce also allow us to benchmark the performance of each of our mines versus those of our competitors. As a silver and gold mining company, we also use these statistics on an aggregate basis - aggregating the Greens Creek and Lucky Friday mines to compare our performance with that of other silver mining companies, and aggregating Casa Berardi and Nevada Operations for comparison with other gold mining companies. Similarly, these statistics are useful in identifying acquisition and investment opportunities as they provide a common tool for measuring the financial performance of other mines with varying geologic, metallurgical and operating characteristics.

Cash Cost, Before By-product Credits and AISC, Before By-product Credits include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining expense, on-site general and administrative costs, royalties and mining production taxes. AISC, Before By-product Credits for each mine also includes reclamation and sustaining capital costs. AISC, Before By-product Credits for our consolidated silver properties also includes corporate costs for general and administrative expense and sustaining capital costs. By-product credits include revenues earned from all metals other than the primary metal produced at each unit. As depicted in the tables below, by-product credits comprise an essential element of our silver unit cost structure, distinguishing our silver operations due to the polymetallic nature of their orebodies.

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

In thousands (except per ounce amounts)	Three Months Ended March 31, 2023
	Greens Creek	Lucky Friday	Corporate (2)	Total Silver
Total cost of sales	$66,288	$34,534	$—	$100,822
Depreciation, depletion and amortization	(14,464)	(10,455)	—	(24,919)
Treatment costs	10,368	5,277	—	15,645
Change in product inventory	(1,615)	(2,409)	—	(4,024)
Reclamation and other costs	(129)	(409)	—	(538)
Cash Cost, Before By-product Credits (1)	60,448	26,538	—	86,986
Reclamation and other costs	722	285	—	1,007
Sustaining capital	6,641	7,784	—	14,425
General and administrative	—	—	12,070	12,070
AISC, Before By-product Credits (1)	67,811	34,607	12,070	114,488
By-product credits:
Zinc	(24,005)	(6,816)	—	(30,821)
Gold	(25,286)	—	—	(25,286)
Lead	(7,942)	(14,299)	—	(22,241)
Total By-product credits	(57,233)	(21,115)	—	(78,348)
Cash Cost, After By-product Credits	$3,215	$5,423	$—	$8,638
AISC, After By-product Credits	$10,578	$13,492	$12,070	$36,140
Divided by ounces produced	2,773	1,262		4,035
Cash Cost, Before By-product Credits, per Ounce	$21.80	$21.03		$21.56
By-product credits per ounce	(20.64)	(16.73)		(19.42)
Cash Cost, After By-product Credits, per Ounce	$1.16	$4.30		$2.14
AISC, Before By-product Credits, per Ounce	$24.46	$27.42		$28.38
By-product credits per ounce	(20.64)	(16.73)		(19.42)
AISC, After By-product Credits, per Ounce	$3.82	$10.69		$8.96

In thousands (except per ounce amounts)	Three Months Ended March 31, 2023
	Casa Berardi	Nevada Operations and Other (4)	Total Gold
Total cost of sales	$62,998	$732	$63,730
Depreciation, depletion and amortization	(14,036)	(47)	(14,083)
Treatment costs	467	—	467
Change in product inventory	(2,417)	—	(2,417)
Reclamation and other costs	(217)	—	(217)
Exclusion of Casa Berardi cash costs (3)	(2,851)	—	(2,851)
Exclusion of Nevada Operations and Other costs	—	(685)	(685)
Cash Cost, Before By-product Credits (1)	43,944	—	43,944
Reclamation and other costs	217	—	217
Sustaining capital	15,015	—	15,015
AISC, Before By-product Credits (1)	59,176	—	59,176
By-product credits:
Silver	(127)	—	(127)
Total By-product credits	(127)	—	(127)
Cash Cost, After By-product Credits	$43,817	$—	$43,817
AISC, After By-product Credits	$59,049	$—	$59,049
Divided by ounces produced	25	—	25
Cash Cost, Before By-product Credits, per Ounce	$1,780	$—	$1,780
By-product credits per ounce	(5)	—	(5)
Cash Cost, After By-product Credits, per Ounce	$1,775	$—	$1,775
AISC, Before By-product Credits, per Ounce	$2,397	$—	$2,397
By-product credits per ounce	(5)	—	(5)
AISC, After By-product Credits, per Ounce	$2,392	$—	$2,392

In thousands (except per ounce amounts)	Three Months Ended March 31, 2023
	Total Silver	Total Gold	Total
Total cost of sales	$100,822	$63,730	$164,552
Depreciation, depletion and amortization	(24,919)	(14,083)	(39,002)
Treatment costs	15,645	467	16,112
Change in product inventory	(4,024)	(2,417)	(6,441)
Reclamation and other costs	(538)	(217)	(755)
Exclusion of Casa Berardi cash costs (3)	—	(2,851)	(2,851)
Exclusion of Nevada Operations and Other costs	—	(685)	(685)
Cash Cost, Before By-product Credits (1)	86,986	43,944	130,930
Reclamation and other costs	1,007	217	1,224
Sustaining capital	14,425	15,015	29,440
General and administrative	12,070	—	12,070
AISC, Before By-product Credits (1)	114,488	59,176	173,664
By-product credits:
Zinc	(30,821)	—	(30,821)
Gold	(25,286)	—	(25,286)
Lead	(22,241)	—	(22,241)
Silver	—	(127)	(127)
Total By-product credits	(78,348)	(127)	(78,475)
Cash Cost, After By-product Credits	$8,638	$43,817	$52,455
AISC, After By-product Credits	$36,140	$59,049	$95,189
Divided by ounces produced	4,035	25
Cash Cost, Before By-product Credits, per Ounce	$21.56	$1,780
By-product credits per ounce	(19.42)	(5)
Cash Cost, After By-product Credits, per Ounce	$2.14	$1,775
AISC, Before By-product Credits, per Ounce	$28.38	$2,397
By-product credits per ounce	(19.42)	(5)
AISC, After By-product Credits, per Ounce	$8.96	$2,392

In thousands (except per ounce amounts)	Three Months Ended March 31, 2022 (5)
	Greens Creek	Lucky Friday	Corporate (2)	Total Silver
Total cost of sales	$49,638	$29,264	$—	$78,902
Depreciation, depletion and amortization	(11,420)	(8,032)	—	(19,452)
Treatment costs	9,096	3,677	—	12,773
Change in product inventory	6,538	(905)	—	5,633
Reclamation and other costs	(850)	(361)	—	(1,211)
Cash Cost, Before By-product Credits (1)	53,002	23,643	—	76,645
Reclamation and other costs	705	282	—	987
Sustaining capital	5,956	5,562	48	11,566
General and administrative	—	—	8,294	8,294
AISC, Before By-product Credits (1)	59,663	29,487	8,342	97,492
By-product credits:
Zinc	(28,651)	(5,977)	—	(34,628)
Gold	(18,583)	—	—	(18,583)
Lead	(7,966)	(11,836)	—	(19,802)
Total By-product credits	(55,200)	(17,813)	—	(73,013)
Cash Cost, After By-product Credits	$(2,198)	$5,830	$—	$3,632
AISC, After By-product Credits	$4,463	$11,674	$8,342	$24,479
Divided by ounces produced	2,430	888		3,318
Cash Cost, Before By-product Credits, per Ounce	$21.82	$26.63		$23.10
By-product credits per ounce	(22.72)	(20.06)		(22.01)
Cash Cost, After By-product Credits, per Ounce	$(0.90)	$6.57		$1.09
AISC, Before By-product Credits, per Ounce	$24.55	$33.21		$29.38
By-product credits per ounce	(22.72)	(20.06)		(22.01)
AISC, After By-product Credits, per Ounce	$1.83	$13.15		$7.37

In thousands (except per ounce amounts)	Three Months Ended March 31, 2022 (5)
	Casa Berardi	Total Gold
Total cost of sales	$62,168	$62,168
Depreciation, depletion and amortization	(15,846)	(15,846)
Treatment costs	458	458
Change in product inventory	(563)	(563)
Reclamation and other costs	(210)	(210)
Exclusion of Nevada Operations costs	—	—
Cash Cost, Before By-product Credits (1)	46,007	46,007
Reclamation and other costs	210	210
Sustaining capital	7,281	7,281
AISC, Before By-product Credits (1)	53,498	53,498
By-product credits:
Silver	(166)	(166)
Total By-product credits	(166)	(166)
Cash Cost, After By-product Credits	$45,841	$45,841
AISC, After By-product Credits	$53,332	$53,332
Divided by ounces produced	30	30
Cash Cost, Before By-product Credits, per Ounce	$1,521	$1,521
By-product credits per ounce	(5)	(5)
Cash Cost, After By-product Credits, per Ounce	$1,516	$1,516
AISC, Before By-product Credits, per Ounce	$1,769	$1,769
By-product credits per ounce	(5)	(5)
AISC, After By-product Credits, per Ounce	$1,764	$1,764

In thousands (except per ounce amounts)	Three Months Ended March 31, 2022 (5)
	Total Silver	Total Gold	Total
Total cost of sales	$78,902	$62,168	$141,070
Depreciation, depletion and amortization	(19,452)	(15,846)	(35,298)
Treatment costs	12,773	458	13,231
Change in product inventory	5,633	(563)	5,070
Reclamation and other costs	(1,211)	(210)	(1,421)
Exclusion of Nevada Operations costs	—	—	—
Cash Cost, Before By-product Credits (1)	76,645	46,007	122,652
Reclamation and other costs	987	210	1,197
Sustaining capital	11,566	7,281	18,847
General and administrative	8,294	—	8,294
AISC, Before By-product Credits (1)	97,492	53,498	150,990
By-product credits:
Zinc	(34,628)	—	(34,628)
Gold	(18,583)	—	(18,583)
Lead	(19,802)	—	(19,802)
Silver	—	(166)	(166)
Total By-product credits	(73,013)	(166)	(73,179)
Cash Cost, After By-product Credits	$3,632	$45,841	$49,473
AISC, After By-product Credits	$24,479	$53,332	$77,811
Divided by ounces produced	3,318	30
Cash Cost, Before By-product Credits, per Ounce	$23.10	$1,521
By-product credits per ounce	(22.01)	(5)
Cash Cost, After By-product Credits, per Ounce	$1.09	$1,516
AISC, Before By-product Credits, per Ounce	$29.38	$1,769
By-product credits per ounce	(22.01)	(5)
AISC, After By-product Credits, per Ounce	$7.37	$1,764

(1)
Includes all direct and indirect operating costs related to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs and royalties, before by-product revenues earned from all metals other than the primary metal produced at each operation. AISC, Before By-product Credits also includes reclamation and sustaining capital costs.

(2)
AISC, Before By-product Credits for our consolidated silver properties includes corporate costs for general and administrative expense and sustaining capital.

(3)
During the three months ended March 31, 2023, the Company completed the necessary studies to conclude usage of the F-160 pit as a tailings storage facility after mining is complete. As a result, a portion of the mining costs have been excluded from Cash Cost, Before By-product Credits and AISC, Before By-product Credits.

(4)
Other includes $509,000 of sales and $432,000 of cost of sales for the environmental services business acquired as part of the Alexco acquisition.

(5)
Prior year presentation has been adjusted to conform with current year presentation to eliminate exploration costs from the calculation of AISC, Before By-product Credits as exploration is an activity directed at the Corporate level to find new mineral reserve and resource deposits, and therefore we believe it is inappropriate to include exploration costs in the calculation of AISC, Before By-product Credits for a specific mining operation.

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

At March 31, 2023, we had $95.9 million in cash and cash equivalents, of which $25.6 million was held in foreign subsidiaries' local currency that we anticipate utilizing for near-term operating, exploration or capital costs by those foreign subsidiaries. We also have USD cash and cash equivalent balances held by our foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from our U.S. operations are adequate to fund our U.S. operations and corporate activities.

Pursuant to our common stock dividend policy described in Note 11 of Notes to Consolidated Financial Statements in our 2022 Form 10-K, our board of directors declared and paid dividends on our common stock totaling $3.8 million and $3.4 million, in the first quarters of 2023 and 2022, respectively. Our dividend policy has a silver-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend.

For illustrative purposes only, the table below summarizes potential dividend amounts under our dividend policy.

Quarterly Average Realized Silver Price ($ per ounce)	Quarterly Silver-Linked Dividend ($ per share)	Annualized Silver-Linked Dividend ($ per share)	Annualized Minimum Dividend ($ per share)	Annualized Dividends per Share: Silver-Linked and Minimum ($ per share)
Less than $20	$—	$—	$0.015	$0.015
$20	$0.0025	$0.01	$0.015	$0.025
$25	$0.010	$0.04	$0.015	$0.055
$30	$0.015	$0.06	$0.015	$0.075
$35	$0.025	$0.10	$0.015	$0.115
$40	$0.035	$0.14	$0.015	$0.155
$45	$0.045	$0.18	$0.015	$0.195
$50	$0.055	$0.22	$0.015	$0.235

The declaration and payment of dividends on our common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

Pursuant to our stock repurchase program described in Note 11 of Notes to Consolidated Financial Statements in our 2022 Form 10-K, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of March 31, 2023 and December 31, 2022, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. We have not repurchased any shares since June 2014.

As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited) pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents in “at-the-market” offerings. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The equity distribution agreement can be terminated by us at any time. Any sales of shares under that agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. During the three months ended March 31, 2023, we sold 2,173,274 shares under the agreement for proceeds of $11.9 million, net of commissions and fees of approximately $0.2 million.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability under our Credit Agreement, we believe we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes and IQ Notes; principal and interest payments under our Credit Agreement; deferral of revenues, care-and-maintenance and other costs related to addressing the impacts of COVID-19 on our operations; capital expenditures at our operations; potential acquisitions of other mining companies or properties; regulatory matters; litigation; potential repurchases of our common stock under the program described above; and payment of dividends on common stock, if declared by our board of directors. We currently estimate a range of approximately $190 to $200 million will be spent in 2023 on capital expenditures, primarily for equipment, infrastructure, and development at our mines, including $54.4 million already incurred as of March 31, 2023, before any lease financing. We also estimate exploration and pre-development expenditures will total approximately $33.0 million in 2023, including $5.0 million already incurred as of March 31, 2023. Our expenditures for these items and our related plans for 2023 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

Our liquid assets include (in millions):

	March 31, 2023	December 31, 2022
Cash and cash equivalents held in U.S. dollars	$70.3	$86.8
Cash and cash equivalents held in foreign currency	25.6	17.9
Total cash and cash equivalents	95.9	104.7
Marketable equity securities - non-current	26.4	24.0
Total cash, cash equivalents and investments	$122.3	$128.7

Cash and cash equivalents decreased by $8.8 million in the first three months of 2023. Cash held in foreign currencies represents balances in Canadian dollars and Mexican Pesos, with the $7.7 million increase in the first three months of 2023 resulting from increases in CAD held following the Alexco acquisition. The value of non-current marketable equity securities increased by $2.4 million.

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash provided by operating activities (in millions)	$40.6	$37.9

Cash provided by operating activities for the three months ended March 31, 2023 of $40.6 million represented a $2.7 million increase compared to the $37.9 million provided compared to the same period for 2022. The increase was due to working capital management activities generating $1.1 million of cash inflows in the three months ended March 31, 2023 compared to outflows of $7.4 million in the same period for 2022 primarily due to enhanced accounts receivable collection activities, partially offset by lower income adjusted for non cash items of $5.8 million in the three months ended March 31, 2023 compared to the same period for 2022, reflecting lower realized prices and higher production costs.

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash used in investing activities (in millions)	$(54.4)	$(29.2)

During the three months ended March 31, 2023, we invested $54.4 million in capital expenditures, an increase of $33.0 million compared to the same period in 2022. The variance was primarily due to $17.1 million spend at Keno Hill during the three months ended March 31, 2023 and increased spending at Casa Berardi, Greens Creek and Lucky Friday. During the same period in 2022, we invested $10.9 million in marketable securities of mining companies and generated proceeds of $2.5 million upon disposal of an investment.

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash provided by (used in) financing activities (in millions)	$5.0	$(7.2)

During the three months ended March 31, 2023 and 2022, we paid cash dividends on our common and preferred stock totaling $3.9 million and $3.5 million, respectively. We issued stock under our ATM program described above for net proceeds of $11.9 million in the three months ended March 31, 2023. We made repayments on our finance leases of $2.5 million and $1.7 million in the three months ended March 31, 2023 and 2022, respectively.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, IQ Notes, credit facility, outstanding purchase orders, certain capital expenditures and lease arrangements as of March 31, 2023 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$50,910	$—	$—	$—	$50,910
Credit facility(2)	1,074	2,149	1,398	—	4,621
Finance lease commitments (3)	8,812	10,494	1,350	—	20,656
Operating lease commitments (4)	2,652	2,557	2,417	6,307	13,933
Senior Notes (5)	34,438	68,876	539,569	—	642,883
IQ Notes (6)	2,322	38,604	—	—	40,926
Total contractual cash obligations	$100,208	$122,680	$544,734	$6,307	$773,929

(1)
Consists of open purchase orders and commitments of approximately $15.2 million, $29.4 million, $1.3 million, $1.4 million and $3.7 million for various capital and non-capital items at Greens Creek, Lucky Friday, Casa Berardi, Nevada Operations and Keno Hill, respectively.

(2)
The Credit Agreement provides for a $150 million revolving credit facility. We had $6.7 million in letters of credit outstanding as of March 31, 2023. The amounts in the table above assume no additional amounts will be drawn in future periods, and include only the standby fee on the current undrawn balance and accrued interest. For more information on our credit facility, see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)
Includes scheduled finance lease payments of $11.8 million, $5.5 million, $1.1 million, and $2.3 million, respectively, for equipment at our Greens Creek, Lucky Friday, Casa Berardi, and Keno Hill.

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

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters. At March 31, 2023, our liabilities for these matters totaled $118.3 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Critical Accounting Estimates

There have been no significant changes to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K.

Off-Balance Sheet Arrangements

At March 31, 2023, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Guarantor Subsidiaries

Presented below are Hecla’s unaudited interim condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries of the Senior Notes and IQ Notes (see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information). The Guarantors consist of the following of Hecla's 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Montana, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Mines Management, Inc.; Newhi, Inc.; Montanore Minerals Corp.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; Hecla Juneau Mining Company; Klondex Holdings Inc.; Klondex Gold & Silver Mining Co.; Klondex Midas Holdings Limited; Klondex Aurora Mine Inc.; Klondex Hollister Mine Inc.; Hecla Quebec, Inc.; and Alexco Resource Corp. We completed the offering of the Senior Notes on February 19, 2020 under our shelf registration statement previously filed with the SEC. We issued the IQ Notes in four equal tranches between July and October 2020.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of March 31, 2023
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$54,365	$31,522	$10,052	$—	$95,939
Other current assets	12,235	133,378	3,398	—	149,011
Properties, plants, equipment and mineral interests, net	(38)	2,579,385	8,218	—	2,587,565
Intercompany receivable (payable)	(188,218)	(708,757)	562,447	334,528	—
Investments in subsidiaries	2,267,701	—	—	(2,267,701)	—
Other non-current assets	389,556	21,303	20,979	(338,729)	93,109
Total assets	$2,535,601	$2,056,831	$605,094	$(2,271,902)	$2,925,624
Liabilities and Stockholders' Equity
Current liabilities	$32,312	$134,219	$3,023	$(4,201)	$165,353
Long-term debt	506,584	10,377	—	—	516,961
Non-current portion of accrued reclamation	—	107,880	1,928	—	109,808
Non-current deferred tax liability	—	121,081	—	—	121,081
Other non-current liabilities	4,548	6,721	8,995	—	20,264
Stockholders' equity	1,992,157	1,676,553	591,148	(2,267,701)	1,992,157
Total liabilities and stockholders' equity	$2,535,601	$2,056,831	$605,094	$(2,271,902)	$2,925,624

Unaudited Interim Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2023
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$900	$198,600	$—	$—	$199,500
Cost of sales and other direct production costs	(878)	(124,672)	—	—	(125,550)
Depreciation, depletion, amortization	—	(39,002)	—	—	(39,002)
General and administrative	(4,863)	(6,829)	(378)	—	(12,070)
Exploration and pre-development	(91)	(4,008)	(868)	—	(4,967)
Equity in earnings of subsidiaries	2,015	—	—	(2,015)	—
Other (expense) income	4,953	(20,038)	2,473	(5,230)	(17,842)
Income before income and mining taxes	2,036	4,051	1,227	(7,245)	69
Income and mining tax expense	(5,209)	(3,263)	—	5,230	(3,242)
Net income (loss)	(3,173)	788	1,227	(2,015)	(3,173)
Preferred stock dividends	(138)	—	—	—	(138)
Net income (loss) applicable to common stockholders	$(3,311)	$788	$1,227	$(2,015)	$(3,311)
Net income (loss)	(3,173)	788	1,227	(2,015)	(3,173)
Changes in comprehensive income (loss)	6,516	—	—	—	6,516
Comprehensive income (loss)	$3,343	$788	$1,227	$(2,015)	$3,343

Unaudited Interim Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2023
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$5,497	$52,516	$(28,184)	$10,774	$40,603
Cash flows from investing activities:
Additions to properties, plants, and equipment	—	(54,443)	—	—	(54,443)
Other investing activities, net	(40,113)	—	—	40,113	—
Cash flows from financing activities:
Dividends paid to common and preferred stockholders	(3,891)	—	—	—	(3,891)
Issuance of debt	13,000	—	—	—	13,000
Payments on debt	(13,000)	(2,135)	(329)	—	(15,464)
Other financing activity	22,983	15,557	23,750	(50,887)	11,403
Effect of exchange rate changes on cash	—	171	—	—	171
Changes in cash, cash equivalents and restricted cash	(15,524)	11,666	(4,763)	—	(8,621)
Beginning cash, cash equivalents and restricted cash	69,890	21,202	14,815	—	105,907
Ending cash, cash equivalents and restricted cash	$54,366	$32,868	$10,052	$—	$97,286

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risks and risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at March 31, 2023, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Item 1A. – Risk Factors of our 2022 Form 10-K).

Metals Prices

Changes in the market prices of silver, gold, lead and zinc can significantly affect our profitability and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our 2022 Form 10-K). We utilize financially-settled forward and put option contracts to manage our exposure to changes in prices for silver, gold, zinc and lead.

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer. Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our 2022 Form 10-K). At March 31, 2023, metals contained in concentrate sales and exposed to future price changes totaled 3,350 million ounces of silver, 7,660 ounces of gold, 7,050 tons of zinc, and 8,225 tons of lead. If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $12.8 million. As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

Commodity-Price Risk Management

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2022 Form 10-K for a description of our commodity-price risk management program.

Foreign Currency Risk Management

We operate or have mining interests in Canada, which exposes us to risks associated with fluctuations in the exchange rates between the USD and the CAD. We determined the functional currency for our Canadian operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD to USD are recorded to earnings each period. For the three months ended March 31, 2023 and 2022, we recognized a net foreign exchange gain of $0.4 million and loss of $2.0 million, respectively. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at March 31, 2023 would have resulted in a change of approximately $10.7 million in our net foreign exchange gain or loss. We do not hedge the remeasurement of monetary assets and liabilities. We do hedge some of our operating and capital costs denominated in foreign currency.

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Note 9 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for a description of our foreign currency risk management.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of March 31, 2023, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Item 1A. – Risk Factors of our 2022 Form 10-K set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this Quarterly Report.

Item 6. Exhibits

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – March 31, 2023

Index to Exhibits

Exhibit Number	Description
4.1(a)

Indenture, dated as of February 19, 2020, by and among Hecla Mining Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 19, 2020 (File No. 1-8491) and incorporated herein by reference.

4.1(b)

First Supplemental Indenture, dated as of February 19, 2020, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors hereto, and the Bank of New York Mellon Trust, N.A., as Trustee. Filed as exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on February 19, 2020 (File No. 1-8491) and incorporated herein by reference.

4.1(c)*

Second Supplemental Indenture, dated as of February 6, 2023, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors hereto, and the Bank of New York Mellon Trust, N.A., as Trustee.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine safety information listed in Section 1503 of the Dodd-Frank Act.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. **
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) **

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

HECLA MINING COMPANY
(Registrant)

Date:	May 10, 2023	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	May 10, 2023	By:	/s/ Russell D. Lawlar
Russell D. Lawlar, Senior Vice President,
Chief Financial Officer