Form 10-Q
period 2023-06-30
HECLA MINING CO/DE/
filed 2023-08-09
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding August 3, 2023
Common stock, par value $0.25 par value per share	617,339,547

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2023

INDEX*

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Sales	$178,131	$191,242	$377,631	$377,741
Cost of sales and other direct production costs	107,754	115,907	233,304	221,679
Depreciation, depletion and amortization	32,718	38,072	71,720	73,370
Total cost of sales	140,472	153,979	305,024	295,049
Gross profit	37,659	37,263	72,607	82,692
Other operating expenses:
General and administrative	10,783	9,692	22,853	17,986
Exploration and pre-development	6,893	11,200	11,860	24,008
Ramp-up and suspension costs	16,323	5,242	27,659	11,447
Provision for closed operations and environmental matters	3,111	1,472	4,155	2,373
Other operating (income) expense, net	(4,262)	1,945	(4,284)	4,408
Total other operating expenses	32,848	29,551	62,243	60,222
Income from operations	4,811	7,712	10,364	22,470
Other income (expense):
Interest expense	(10,311)	(10,505)	(20,476)	(20,911)
Fair value adjustments, net	(2,558)	(16,428)	623	(10,463)
Net foreign exchange gain (loss)	(3,850)	4,482	(3,742)	2,444
Other income	1,376	1,470	2,768	2,975
Total other expense	(15,343)	(20,981)	(20,827)	(25,955)
Income before income and mining taxes	(10,532)	(13,269)	(10,463)	(3,485)
Income and mining tax expense	(5,162)	(254)	(8,404)	(5,885)
Net loss	(15,694)	(13,523)	(18,867)	(9,370)
Preferred stock dividends	(138)	(138)	(276)	(276)
Net loss applicable to common stockholders	$(15,832)	$(13,661)	$(19,143)	$(9,646)
Comprehensive income (loss):
Net loss	$(15,694)	$(13,523)	$(18,867)	$(9,370)
Change in fair value of derivative contracts designated as hedge transactions	5,232	65,348	11,748	32,183
Comprehensive income (loss)	$(10,462)	$51,825	$(7,119)	$22,813
Basic loss per common share after preferred dividends	$(0.03)	$(0.03)	$(0.03)	$(0.02)
Diluted loss per common share after preferred dividends	$(0.03)	$(0.03)	$(0.03)	$(0.02)
Weighted average number of common shares outstanding - basic	604,088	539,401	602,077	538,943
Weighted average number of common shares outstanding - diluted	604,088	539,401	602,077	538,943
Cash dividends declared per common share	$0.00625	$0.00625	$0.0125	$0.0125

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022
Operating activities:
Net loss	$(18,867)	$(9,370)
Non-cash elements included in net loss:
Depreciation, depletion and amortization	74,610	73,656
Adjustments of inventory to net realizable value	7,518	754
Fair value adjustments, net	(623)	(14,185)
Provision for reclamation and closure costs	5,328	3,271
Stock-based compensation	2,688	2,525
Deferred income taxes	4,585	(1,290)
Foreign exchange loss (gain)	3,807	(3,442)
Other non-cash items, net	1,574	982
Change in assets and liabilities:
Accounts receivable	28,564	19,199
Inventories	(18,121)	(8,352)
Other current and non-current assets	(15,063)	(894)
Accounts payable, accrued and other current liabilities	143	17,119
Accrued payroll and related benefits	(9,543)	278
Accrued taxes	(85)	(5,683)
Accrued reclamation and closure costs and other non-current liabilities	(2,135)	3,524
Cash provided by operating activities	64,380	78,092
Investing activities:
Additions to properties, plants, equipment and mineral interests	(105,911)	(55,807)
Proceeds from sale of investments	—	2,487
Proceeds from disposition of properties, plants and equipment	80	730
Purchases of investments	—	(21,899)
Net cash used in investing activities	(105,831)	(74,489)
Financing activities:
Proceeds from sale of common stock, net	25,888	—
Acquisition of treasury stock	(2,036)	(3,677)
Borrowing of debt	56,000	—
Repayment of debt	(25,000)	—
Dividends paid to common and preferred stockholders	(7,808)	(7,027)
Credit facility fees paid	—	(74)
Repayments of finance leases	(4,765)	(3,333)
Net cash provided by (used in) financing activities	42,279	(14,111)
Effect of exchange rates on cash	1,217	(1,321)
Net (decrease) increase in cash, cash equivalents and restricted cash	2,045	(11,829)
Cash, cash equivalents and restricted cash at beginning of period	105,907	211,063
Cash, cash equivalents and restricted cash at end of period	$107,952	$199,234
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,812	$18,749
Cash paid for income and mining taxes, net	$6,152	$11,888
Significant non-cash investing and financing activities:
Addition of finance lease obligations and right-of-use assets	$16,092	$5,051

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$106,786	$104,743
Accounts receivable:
Trade	15,595	45,146
Other, net	15,121	10,695
Inventories:
Concentrates, doré, stockpiled ore, and metals in transit and in-process	34,624	37,303
Materials and supplies	59,989	53,369
Other current assets	27,040	16,471
Total current assets	259,155	267,727
Investments	20,778	24,018
Restricted cash	1,166	1,164
Properties, plants, equipment and mineral interests, net	2,615,747	2,569,790
Operating lease right-of-use assets	9,901	11,064
Deferred tax assets	2,703	21,105
Other non-current assets	36,009	32,304
Total assets	$2,945,459	$2,927,172
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$81,653	$84,747
Accrued payroll and related benefits	25,993	37,579
Accrued taxes	4,036	4,030
Finance leases	11,213	9,483
Accrued reclamation and closure costs	9,693	8,591
Accrued interest	14,404	14,454
Other current liabilities	4,348	19,582
Total current liabilities	151,340	178,466
Accrued reclamation and closure costs	110,236	108,408
Long-term debt including finance leases	559,817	517,742
Deferred tax liability	118,611	125,846
Other non-current liabilities	12,619	17,743
Total liabilities	952,623	948,205
Commitments and contingencies (Notes 4, 7, 8, and 10)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,776 shares issued and outstanding, liquidation preference — $7,889	39	39
Common stock, $0.25 par value, authorized 750,000,000 shares; issued June 30, 2023 — 613,682,159 shares and December 31, 2022 — 607,619,495 shares	153,334	151,819
Capital surplus	2,289,607	2,260,290
Accumulated deficit	(430,606)	(403,931)
Accumulated other comprehensive income, net	14,196	2,448
Less treasury stock, at cost; June 30, 2023 — 8,537,067 and December 31, 2022 — 8,132,553 shares issued and held in treasury	(33,734)	(31,698)
Total stockholders’ equity	1,992,836	1,978,967
Total liabilities and stockholders’ equity	$2,945,459	$2,927,172

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars are in thousands, except for share and per share amounts)

	Three Months Ended June 30, 2023
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, April 1, 2023	$39	$152,536	$2,273,793	$(410,995)	$8,964	$(32,180)	$1,992,157
Net loss	—	—	—	(15,694)	—	—	(15,694)
Stock-based compensation expense	—	—	1,498	—	—	—	1,498
Incentive compensation units distributed (936,845 shares)	—	234	(234)	—	—	(1,554)	(1,554)
Common stock ($0.00625 per share) and Series B Preferred Stock ($0.875 per share) dividends declared	—	—	—	(3,917)	—	—	(3,917)
Common stock issued under ATM program (2,080,060 shares)	—	521	13,482	—	—	—	14,003
Common stock issued for 401(k) match (174,514 shares)	—	43	1,068	—	—	—	1,111
Other comprehensive income	—	—	—	—	5,232	—	5,232
Balances, June 30, 2023	$39	$153,334	$2,289,607	$(430,606)	$14,196	$(33,734)	$1,992,836

	Three Months Ended June 30, 2022
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, April 1, 2022	$39	$136,657	$2,036,417	$(353,007)	$(61,621)	$(29,942)	$1,728,543
Net loss	—	—	—	(13,523)	—	—	(13,523)
Stock-based compensation expense	—	—	837	—	—	—	837
Incentive compensation units distributed (901,215 shares)	—	225	(225)	—	—	(1,756)	(1,756)
Common stock ($0.00625 per share) and Series B Preferred Stock ($0.875 per share) dividends declared	—	—	—	(3,518)	—	—	(3,518)
Common stock issued for 401(k) match (143,200 shares)	—	36	928	—	—	—	964
Common stock issued to directors (98,310 shares)	—	25	392	—	—	—	417
Common stock issued to pension plans (1,190,000 shares)	—	298	5,272	—	—	—	5,570
Other comprehensive income	—	—	—	—	65,348	—	65,348
Balances, June 30, 2022	$39	$137,241	$2,043,621	$(370,048)	$3,727	$(31,698)	$1,782,882

	Six Months Ended June 30, 2023
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, January 1, 2023	$39	$151,819	$2,260,290	$(403,931)	$2,448	$(31,698)	$1,978,967
Net loss	—	—	—	(18,867)	—	—	(18,867)
Stock-based compensation expense	—	—	2,688	—	—	—	2,688
Incentive compensation units distributed (1,435,193 shares)	—	359	(359)	—	—	(2,036)	(2,036)
Common stock ($0.0125 per share) and Series B Preferred Stock ($1.75 per share) dividends declared	—	—	—	(7,808)	—	—	(7,808)
Common stock issued under ATM program (4,253,334 shares)	—	1,063	24,825	—	—	—	25,888
Common stock issued for 401(k) match (374,137 shares)	—	93	2,163	—	—	—	2,256
Other comprehensive income	—	—	—	—	11,748	—	11,748
Balances, June 30, 2023	$39	$153,334	$2,289,607	$(430,606)	$14,196	$(33,734)	$1,992,836

	Six Months Ended June 30, 2022
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, January 1, 2022	$39	$136,391	$2,034,485	$(353,651)	$(28,456)	$(28,021)	$1,760,787
Net loss	—	—	—	(9,370)	—	—	(9,370)
Stock-based compensation expense	—	—	2,108	—	—	—	2,108
Incentive compensation units distributed (1,789,042 shares)	—	447	(447)	—	—	(3,677)	(3,677)
Common stock ($0.0125 per share) and Series B Preferred Stock ($1.75 per share) dividends declared	—	—	—	(7,027)	—	—	(7,027)
Common stock issued for 401(k) match (321,110 shares)	—	80	1,811	—	—	—	1,891
Common stock issued to pension plans (1,190,000 shares)	—	298	5,272	—	—	—	5,570
Common stock issued to directors (98,310 shares)	—	25	392	—	—	—	417
Other comprehensive income	—	—	—	—	32,183	—	32,183
Balances, June 30, 2022	$39	$137,241	$2,043,621	$(370,048)	$3,727	$(31,698)	$1,782,882

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1. Basis of Preparation of Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Hecla Mining Company and its subsidiaries (collectively, “Hecla,” “the Company,” “we,” “our,” or “us,” except where the context requires otherwise) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required annually by accounting principles generally accepted in the United States of America (“GAAP”). Therefore, this information should be read in conjunction with Hecla Mining Company’s consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The consolidated December 31, 2022 balance sheet data was derived from our audited consolidated financial statements. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three- and six-month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

General corporate activities not associated with operating mines and their various exploration activities, as well as idle properties and environmental remediation services in the Yukon, Canada, are presented as “other.” The nature of the items that reconcile income (loss) from operations to income before income and mining taxes are not related to our reportable segments.

The following tables present information about our reportable segments sales for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales to unaffiliated customers:
Greens Creek	$95,891	$92,723	$194,502	$178,813
Lucky Friday	42,648	35,880	91,758	73,920
Keno Hill	1,581	—	1,581	—
Casa Berardi	36,946	62,639	87,944	124,740
Nevada Operations	687	—	959	268
Other	378	—	887	—
	$178,131	$191,242	$377,631	$377,741
Income (loss) from operations:
Greens Creek	$30,414	$27,803	$61,655	$62,389
Lucky Friday	10,526	5,528	25,096	14,299
Keno Hill	(9,920)	—	(16,683)	—
Casa Berardi	(9,366)	(572)	(23,059)	(3,271)
Nevada Operations	(5,510)	(9,728)	(10,920)	(21,963)
Other	(11,333)	(15,319)	(25,725)	(28,984)
	$4,811	$7,712	$10,364	$22,470

The following table presents total assets by reportable segment as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Total assets:
Greens Creek	$569,367	$582,687
Lucky Friday	561,012	571,510
Keno Hill	326,796	276,096
Casa Berardi	710,027	681,631
Nevada Operations	463,520	466,722
Other	314,737	348,526
	$2,945,459	$2,927,172

Our sales for the three and six months ended June 30, 2023 are comprised of metal sales as described below, and $0.4 million and $0.9 million, respectively, of revenue from our environmental remediation services in the Yukon.

Sales by metal for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Silver	$79,489	$70,050	$161,022	$136,382
Gold	62,924	82,018	138,010	159,186
Lead	21,657	21,314	47,059	40,878
Zinc	25,903	31,176	58,846	66,814
Less: Smelter and refining charges	(12,220)	(13,316)	(28,193)	(25,519)
	$177,753	$191,242	$376,744	$377,741

Sales of metals for the three and six months ended June 30, 2023 included net gains of $8.2 million and $9.1 million, respectively, on financially-settled forward option contracts for silver, gold, lead and zinc. Sales of metals for the three and six months ended June 30, 2022 included net gains of $11.3 million and $6.6 million, respectively, on such contracts. See Note 8 for more information.

Note 3. Income and Mining Taxes

Major components of our income and mining tax benefit (provision) for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Current:
Domestic	$(270)	$(446)	$(1,798)	$(2,549)
Foreign	(847)	(1,346)	(2,021)	(3,087)
Total current income and mining tax provision	(1,117)	(1,792)	(3,819)	(5,636)
Deferred:
Domestic	(8,582)	(2,150)	(13,923)	(7,241)
Foreign	4,537	3,688	9,338	6,992
Total deferred income and mining tax provision	(4,045)	1,538	(4,585)	(249)
Total income and mining tax provision	$(5,162)	$(254)	$(8,404)	$(5,885)

The income and mining tax benefit (provision) for the three and six months ended June 30, 2023 and 2022 varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax income due primarily to the impact of taxation in foreign jurisdictions, non-recognition of net operating losses and foreign exchange gains and losses in certain jurisdictions.

For the three and six months ended June 30, 2023, we used the annual effective tax rate method to calculate the tax provision. Valuation allowances on Nevada, Mexico and certain Canadian net operating losses were treated as discrete adjustments to the tax calculation including losses incurred by the acquired Alexco Resource Corp. ("Alexco") entities, which were acquired on September 7, 2022.

Note 4. Employee Benefit Plans

We sponsor three defined benefit pension plans, two of which cover substantially all U.S. employees. Net periodic pension cost for the plans consisted of the following for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$949	$1,566	$1,898	$3,131
Interest cost	1,993	1,369	3,986	2,738
Expected return on plan assets	(3,107)	(3,363)	(6,214)	(6,726)
Amortization of prior service cost	125	128	250	256
Amortization of net loss	(47)	512	(94)	1,024
Net periodic pension (benefit) cost	$(87)	$212	$(174)	$423

For the three and six months ended June 30, 2023 and 2022, the service cost component of net periodic pension cost is included in the same line items of our condensed consolidated financial statements as other employee compensation costs. The net benefit related to all other components of net periodic pension cost of $1.0 million and $2.1 million for the three and six months ended June 30, 2023, respectively, and $1.4 million and $2.7 million for the three and six months ended June 30, 2022, respectively, is included in other (expense) income on our condensed consolidated statements of operations and comprehensive (loss) income.

Note 5. Loss Per Common Share

We calculate basic loss per common share on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated using the weighted average number of shares of common stock outstanding during the period plus the effect of potential dilutive common shares during the period using the treasury stock and if-converted methods.

Potential dilutive shares of common stock include outstanding unvested restricted stock awards, deferred restricted stock units, warrants and convertible preferred stock for periods in which we have reported net income. For periods in which we report net losses, potential dilutive shares of common stock are excluded, as their conversion and exercise would be anti-dilutive.

The following table represents net loss per common share – basic and diluted (in thousands, except income (loss) per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(15,694)	$(13,523)	$(18,867)	$(9,370)
Preferred stock dividends	(138)	(138)	(276)	(276)
Net loss applicable to common stockholders	$(15,832)	$(13,661)	$(19,143)	$(9,646)

Denominator
Basic weighted average common shares	604,088	539,401	602,077	538,943
Dilutive restricted stock units, warrants and deferred shares	—	—	—	—
Diluted weighted average common shares	604,088	539,401	602,077	538,943

Basic loss per common share	$(0.03)	$(0.03)	$(0.03)	$(0.02)
Diluted loss per common share	$(0.03)	$(0.03)	$(0.03)	$(0.02)

For the three and six months ended June 30, 2023 and 2022, all outstanding unvested restricted stock units, deferred restricted stock units, warrants and convertible preferred stock were excluded from the computation of diluted loss per share, as our reported net loss would cause their conversion and exercise to have an anti-dilutive effect on the calculation of diluted loss per share.

Note 6. Stockholders’ Equity

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including our share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any sales of shares under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. As of June 30, 2023 we had sold 8,113,533 shares under the agreement for proceeds of $43.2 million, net of commissions and fees of $0.7 million. During the three months ended June 30, 2023, we sold 2,080,060 shares under the agreement for proceeds of $14.0 million, net of commissions and fees of $0.2 million. During the six months ended June 30, 2023, we sold 4,253,334 shares under the agreement for proceeds of $25.9 million, net of commissions and fees of $0.4 million.

Stock-based Compensation Plans

The Company has stock incentive plans for executives, directors and eligible employees, comprised of performance shares and restricted stock. Stock-based compensation expense for restricted stock unit and performance-based grants (collectively "incentive compensation") to employees and shares issued to non-employee directors totaled $1.5 million and $2.7 million for the three and six months ended June 30, 2023, respectively, and $1.3 million and $2.5 million for the three and six months ended June 30, 2022, respectively. At June 30, 2023, there was $9.5 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.7 years.

The following table summarizes the grants awarded during the six months ended June 30, 2023:

Grant date	Award type	Number granted	Grant date fair value per share
June 21, 2023	Restricted stock	1,230,223	$5.05
June 21, 2023	Performance based	314,778	$3.54

In connection with the vesting of incentive compensation, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations and pays the obligations in cash. As a result, in the six months ended June 30, 2023, we withheld 404,514 shares valued at approximately $2.0 million, or approximately $5.03 per share.

Common Stock Dividends

The following table summarizes the dividends our Board of Directors have declared and we have paid during 2023 pursuant to our dividend policy:

Quarter	Prior Quarter Realized Silver Price	Silver-linked component	Minimum component	Total dividend per share
First	22.03	$0.0025	$0.00375	$0.00625
Second	22.62	$0.0025	$0.00375	$0.00625

Accumulated Other Comprehensive Income (Loss), Net

The following table lists the beginning balance, quarterly activity and ending balances, net of income and mining tax, of each component of “Accumulated other comprehensive income (loss), net” (in thousands):

	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Income (Loss), Net
Balance January 1, 2023	$9,162	$(6,714)	2,448
Changes in fair value of derivative contracts	8,665	—	8,665
Gains and deferred gains transferred from accumulated other comprehensive income	(2,149)	—	(2,149)
Balance March 31, 2023	15,678	(6,714)	8,964
Changes in fair value of derivative contracts	7,445	—	7,445
Gains and deferred gains transferred from accumulated other comprehensive income	(2,213)	—	(2,213)
Balance June 30, 2023	$20,910	$(6,714)	$14,196

	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Income (Loss), Net
Balance January 1, 2022	$(4,675)	$(23,781)	(28,456)
Changes in fair value of derivative contracts	(31,798)	—	(31,798)
Gains transferred from accumulated other comprehensive income	(1,367)	—	(1,367)
Balance March 31, 2022	(37,840)	(23,781)	(61,621)
Changes in fair value of derivative contracts	61,939	—	61,939
Gains transferred from accumulated other comprehensive income	3,409	—	3,409
Balance June 30, 2022	$27,508	$(23,781)	$3,727

Note 7. Debt, Credit Agreement and Leases

Our debt as of June 30, 2023 and December 31, 2022 consisted of our 7.25% Senior Notes due February 15, 2028 (“Senior Notes”), our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”) and any drawn amounts on our $150 million Credit Agreement, which is described separately below. The following tables summarize our long-term debt balances, excluding interest and borrowings under the Credit Agreement, as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Senior Notes	IQ Notes	Total
Principal	$475,000	$36,434	$511,434
Unamortized discount/premium and issuance costs	(4,186)	332	(3,854)
Long-term debt balance	$470,814	$36,766	$507,580

	December 31, 2022
	Senior Notes	IQ Notes	Total
Principal	$475,000	$35,614	$510,614
Unamortized discount/premium and issuance costs	(4,640)	392	(4,248)
Long-term debt balance	$470,360	$36,006	$506,366

The following table summarizes the scheduled annual future payments, including interest, for our Senior Notes, IQ Notes, and finance and operating leases as of June 30, 2023 (in thousands). Operating leases are included in other current and non-current liabilities on our condensed consolidated balance sheets. The amounts for the IQ Notes are stated in U.S. dollars (“USD”) based on the USD/Canadian dollar (“CAD”) exchange rate as of June 30, 2023.

Twelve-month period ending June 30,	Senior Notes	IQ Notes	Finance Leases	Operating Leases
2024	$34,438	$2,322	$10,534	$2,248
2025	34,438	38,604	9,532	1,283
2026	34,438	—	6,932	1,276
2027	34,438	—	4,772	1,229
2028	505,131	—	4,157	1,129
Thereafter	—	—	—	6,050
	642,883	40,926	35,927	13,215
Less: effect of discounting	—	—	(3,476)	(3,174)
Total	$642,883	$40,926	$32,451	$10,041

Credit Agreement

On July 21, 2022, we entered into a revolving credit facility (the "Credit Agreement") with various financial institutions (the “Lenders”), Bank of Montreal and Bank of America, N.A. as letters of credit issuers, and Bank of America, N.A., as administrative agent for the Lenders and as swingline lender, to replace our prior credit agreement. The Credit Agreement is a $150 million senior secured revolving facility, with an option to be increased in an aggregate amount not to exceed $75 million. Any revolving loans under the Credit Agreement have a maturity date of July 21, 2026. Proceeds of the revolving loans under the Credit Agreement may be used for general corporate purposes. The interest rate on the outstanding loans under the Credit Agreement is based on the Company’s net leverage ratio and is calculated at (i) Term Secured Overnight Financing Rate ("SOFR") plus 2% to 3.5% or (ii) Bank of America’s Base Rate plus 1% to 2.5% with Base Rate being the highest of (i) the Bank of America prime rate, (ii) the Federal Funds rate plus .50% or (iii) Term SOFR plus 1.00%. For each amount drawn, we elect whether we draw on a one, three or six month basis or annual basis for SOFR. If we elect to draw for greater than six months, we pay interest quarterly on the outstanding amount.

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

At June 30, 2023, we had net draws of $31 million outstanding at an interest rate of 7.76%, and $6.8 million of outstanding letters of credit. Letters of credit that are outstanding reduce availability under the Credit Agreement.

We believe we were in compliance with all covenants under the Credit Agreement as of June 30, 2023.

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

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi operation and Keno Hill operation are USD-functional entities which routinely incur expenses denominated in CAD. Such expenses expose us to exchange rate fluctuations between the USD and CAD. We have a program to manage our exposure to fluctuations in the USD exchange rate for these subsidiaries' future operating and capital costs denominated in CAD. The program utilizes forward contracts to buy CAD, some of which are designated as cash flow hedges. As of June 30, 2023, we have a total of 507 forward contracts outstanding to buy a total of CAD $527.2 million having a notional amount of USD$396.6 million for Casa Berardi, Keno Hill, and some corporate Canadian expenses. The CAD contracts that are related to forecasted cash operating costs at Casa Berardi from 2023-2026 have a total notional value of CAD$353 million and have CAD-to-USD exchange rates ranging between 1.2755 and 1.37380. The CAD contracts that are related to forecasted capital expenditures at Casa Berardi from 2023-2026 have a total notional value of $62.3 million at an average CAD-to-USD exchange rate of 1.35. The CAD contracts that are related to forecasted costs and capital hedges at Keno Hill from 2023-2024 have a total notional value of $93.0 million at an average CAD-to-USD exchange rate of 1.36. The CAD contracts that are related to forecasted cash operating costs at Casa Berardi are designated as cash flow hedges.

As of June 30, 2023 and December 31, 2022, we recorded the following balances for the fair value of the contracts (in millions):

	June 30,	December 31,
Balance sheet line item:	2023	2022
Other current assets	$3.4	$1.1
Other non-current assets	$2.0	$0.4
Current derivative liabilities	$1.4	$4.0
Non-current derivative liabilities	$0.8	$3.6

Net unrealized losses of $0.7 million related to the effective portion of the hedges are included in accumulated other comprehensive income (loss) as of June 30, 2023. Unrealized gains and losses will be transferred from accumulated other comprehensive income (loss) to current earnings as the underlying operating expenses are recognized. We estimate $0.9 million in net unrealized losses included in accumulated other comprehensive income (loss) as of June 30, 2023 will be reclassified to current earnings in the next twelve months. Net realized losses of $1.1 million and $2.0 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive income (loss) and included in cost of sales and other direct production costs for the three and six months ended June 30, 2023, respectively. Net gains of $2.4 million and $3.1 million for the three and six months ended June 30, 2023, respectively, related to contracts not designated as hedges and no net unrealized gains or losses related to ineffectiveness of the hedges are included in fair value adjustments, net on our consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2023, respectively.

Metals Prices

We are currently using financially-settled forward contracts to manage the exposure to:

•
changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement; and
•
changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.

The following tables summarize the quantities of metals committed under forward contracts at June 30, 2023 and December 31, 2022:

June 30, 2023	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2023 settlements	1,845	7	1,709	8,433	$24.35	$1,946	$1.31	$1.00
Contracts on forecasted sales
2023 settlements	1,845	7	441	29,377	$24.35	$1,946	$1.51	$0.99
2024 settlements	—	—	—	75,178	—	—	—	$0.98
2025 settlements	—	—	—	12,897	N/A	N/A	N/A	$0.96

December 31, 2022	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2023 settlements	3,124	8	18,629	11,960	$21.55	$1,795	$1.38	$0.98
Contracts on forecasted sales
2023 settlements	—	—	37,533	75,618	N/A	N/A	$1.34	$1.00
2024 settlements	—	—	—	45,856	N/A	N/A	N/A	$0.99

We recorded the following balances for the fair value of the forward contracts as of June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023			December 31, 2022
Balance sheet line item:	Contracts in an asset position	Contracts in a liability position	Net asset (liability)	Contracts in an asset position	Contracts in a liability position	Net asset (liability)
Other current assets	$7.3	$—	$7.3	$1.2	$—	$1.2
Other non-current assets	$1.4	$—	$1.4	$0.1	$—	$0.1
Current derivative liabilities	$—	$—	$—	$—	$(12.1)	$(12.1)
Non-current derivative liabilities	$—	$—	$—	$—	$(2.5)	$(2.5)

Net realized and unrealized gains of $26.7 million related to the effective portion of the contracts designated as hedges were included in accumulated other comprehensive income (loss) as of June 30, 2023, and are net of related deferred taxes. Unrealized gains and losses will be transferred from accumulated other comprehensive income (loss) to current earnings as the underlying forecasted sales are recognized. We estimate $19.0 million in net realized and unrealized gains included in accumulated other comprehensive income (loss) as of June 30, 2023 would be reclassified to current earnings in the next twelve months. The realized gains arose due to cash settlement of zinc contracts prior to maturity in 2022 and during the second quarter of 2023 for net proceeds of $17.4 million and $7.6 million, respectively. We recognized a net gain of $8.2 million, including a $3.3 million gain transferred from accumulated other comprehensive income (loss), and a net gain of $11.3 million, during the three months ended June 30, 2023 and 2022, respectively. We recognized a net gain of $9.1 million, including a $6.3 million gain transferred from accumulated other comprehensive income (loss), and a net gain of $6.6 million, during the six months ended June 30, 2023 and 2022, respectively. These gains and losses were recognized on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which are included in sales. The net losses and gains recognized on the contracts offset gains and losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our Credit Agreement would cause a default under the derivative contract. As of June 30, 2023, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these agreements was $2.3 million as of June 30, 2023, which includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at June 30, 2023, we could have been required to settle our obligations under the agreements at their termination value of $2.3 million.

Note 9. Fair Value Measurement

Fair value adjustments, net is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gain (loss) on derivative contracts	$3,022	$(689)	$4,008	$(893)
Unrealized loss on equity securities investments	(5,579)	(15,739)	(3,385)	(9,639)
Gain on disposition or exchange of investments	—	—	—	69
Total fair value adjustments, net	$(2,557)	$(16,428)	$623	$(10,463)

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

Description	Balance at June 30, 2023	Balance at December 31, 2022	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$106,786	$104,743	Level 1
Current and non-current investments:
Equity securities - mining industry	20,778	24,018	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	15,595	45,146	Level 2
Restricted cash balances:
Certificates of deposit and other deposits	1,166	1,164	Level 1
Derivative contracts - current and non-current derivatives assets:
Foreign exchange contracts	5,404	1,518	Level 2
Metal forward contracts	8,675	1,309	Level 2
Total assets	$158,404	$177,898

Liabilities:
Derivative contracts - current derivatives liabilities and other non-current liabilities:
Foreign exchange contracts	$2,198	$7,548	Level 2
Metal forward contracts	—	14,643	Level 2
Total liabilities	$2,198	$22,191

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

At June 30, 2023, our Senior Notes and IQ Notes were recorded at their carrying value of $470.8 million and $36.8 million, respectively, net of unamortized initial purchaser discount/premium and issuance costs. The estimated fair values of our Senior Notes and IQ Notes were $470.0 million and $35.8 million, respectively, at June 30, 2023. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. Unobservable inputs which we consider to be Level 3, including an assumed current annual yield of 7.6%, are utilized to estimate the fair value of the IQ Notes. See Note 7 for more information.

Note 10. Commitments, Contingencies and Obligations

Johnny M Mine Area near San Mateo, McKinley County and San Mateo Creek Basin, New Mexico

In August 2012, Hecla Limited and the U.S. Environmental Protection Agency (the “EPA”) entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Order”) regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico. Mining at the Johnny M Mine was conducted for a limited period of time by a predecessor of Hecla Limited, and the EPA had previously asserted that Hecla Limited may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for environmental remediation and past costs incurred by the EPA at the site. Under the Consent Order, Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site under the Consent Order, in exchange for a covenant not to sue by the EPA. In December 2014, Hecla Limited submitted to the EPA the Engineering Evaluation and Cost Analysis (“EE/CA”) for the site which recommended on-site disposal of mine-related material. In January 2021, the parties began negotiating a new consent order to design and implement the on-site disposal response action recommended in the EE/CA. Based on the foregoing, we believe it is probable that Hecla Limited will incur a liability for the CERCLA removal action and we have accrued $10.1 million, primarily representing estimated current costs to design and implement the remedy, which are subject to change as fieldwork is performed. During the three months ended June 30, 2023, the accrual was increased by $1.1 million to $10.1 million reflecting scope of work refinement and updated cost estimates. It is possible that Hecla Limited’s liability will be more than $10.1 million, and any increase in liability could have a material adverse effect on Hecla Limited’s or our results of operations or financial position.

The Johnny M Mine is in an area known as the San Mateo Creek Basin (“SMCB”), which is an approximately 321 square mile area in New Mexico that contains numerous legacy uranium mines and mills. In addition to Johnny M, Hecla Limited’s predecessor was involved at other mining sites within the SMCB. The EPA appears to have deferred consideration of listing the SMCB site on CERCLA’s National Priorities List (“Superfund”) by removing the site from its emphasis list, and is working with various potentially responsible parties (“PRPs”) at the site in order to study and potentially address perceived groundwater issues within the SMCB. The EE/CA discussed above relates primarily to contaminated rock and soil at the Johnny M site, not groundwater and not elsewhere within the SMCB site. It is possible that Hecla Limited’s liability at the Johnny M Site, and for any other mine site within the SMCB at which Hecla Limited’s predecessor may have operated, will be greater than our current accrual of $10.1 million due to the increased scope of required remediation.

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

Greens Creek and Lucky Friday Environmental Issues

On May 24, 2023, our Greens Creek subsidiary resolved a previously issued Notice of Violation ("NOV") alleging violations of the Resource Conservation and Recovery Act. Terms of settlement included paying a fine of $0.1 million.

On July 12, 2022, our Lucky Friday mine received a NOV from the EPA alleging violations of the Clean Water Act between 2018 and 2021 relating primarily to concentration levels of zinc and lead in the mine’s permitted water discharges. Currently, the EPA has not initiated any formal enforcement proceeding against our Lucky Friday subsidiary. In civil judicial cases, the EPA can seek statutory penalties up to $59,973 per day per violation and, in administrative actions, the EPA can seek administrative penalties up to $23,989 per day per violation with a maximum administrative penalty of $299,989 for all alleged violations. The EPA typically pursues administrative penalties. At this time, we cannot reasonably assess the amount of penalties the EPA may seek, or predict the terms of any potential settlement with the EPA.

Litigation Related to Klondex Acquisition

On May 24, 2019, a purported Hecla stockholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against Hecla and certain of our executive officers, one of whom is also a director. The complaint, purportedly brought on behalf of all purchasers of Hecla common stock from March 19, 2018 through and including May 8, 2019, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. Specifically, the complaint alleges that Hecla, under the authority and control of the individual defendants, made certain material false and misleading statements and omitted certain material information regarding Hecla’s Nevada Operations. The complaint alleges that these misstatements and omissions artificially inflated the market price of Hecla common stock during the class period, thus purportedly harming investors. The Court granted our Motion to Dismiss the lawsuit, without prejudice, in February 2023, and the plaintiffs filed an amended complaint in March 2023 which repeats the same claims. We have filed a Motion to Dismiss the amended complaint. We cannot predict the outcome of this lawsuit or estimate damages if plaintiffs were to prevail. We believe that these claims are without merit and intend to defend them vigorously.

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

Debt

See Note 7 for information on the commitments related to our debt arrangements as of June 30, 2023.

Other Commitments

Our contractual obligations as of June 30, 2023 included open purchase orders and commitments of approximately $16.5 million, $20.8 million, $10.5 million, $3.5 million and $2.3 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, Casa Berardi and Nevada Operations, respectively. We also have total commitments of approximately $35.9 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi, and Keno Hill units, and total commitments of approximately $13.2 million relating to payments on operating leases (see Note 7 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of June 30, 2023, we had surety bonds totaling $193.2 million and letters of credit totaling $6.8 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 11. Developments in Accounting Pronouncements

Accounting Standards Updates Adopted

In March 2020, ASU No. 2020-04 was issued which provides optional guidance for a limited period of time to ease the potential burden on accounting for contract modifications caused by reference rate reform. In January 2021, ASU No. 2021-01 was issued which broadened the scope of ASU No. 2020-04 to include certain derivative instruments. In December 2022, ASU No. 2022-06 was issued which deferred the sunset date of ASU No. 2020-04. The guidance is effective for all entities as of March 12, 2020 through December 31, 2024. The guidance may be adopted over time as reference rate reform activities occur and should be applied on a prospective basis. Certain of our derivative instruments reference London Interbank Offered Rate ("LIBOR") based rates and have been amended to eliminate the LIBOR-based rate references prior to July 1, 2023. We do not expect a significant impact to our financial results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates, but we will continue to monitor the impact of this transition until it is completed.

Note 12. Subsequent Events

On July 10, 2023, we completed the acquisition of ATAC Resources Ltd. ("ATAC"), a Canadian publicly traded company, for total consideration of approximately $18.8 million through the issuance of 3,676,904 shares of Hecla common stock to ATAC shareholders based on the share exchange ratio of 0.0166 Hecla share for each ATAC common share. As part of the acquisition, we also acquired 5,502,956 units consisting of (i) shares of Cascadia Minerals Ltd. (“Cascadia”) representing a 19.9% stake, and (ii) full warrants with a five-year term for a C$2 million cash investment in Cascadia. Cascadia will be managed by the former management of ATAC, who will explore specific properties in the Yukon and British Columbia. We have the right to appoint two directors to Cascadia’s board.

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

Overview

Established in 1891, we are the oldest operating precious metals mining company in the United States. We are the largest silver producer in the United States, producing over 45% of the U.S. silver production at our Greens Creek and Lucky Friday operations. We produce gold at our Casa Berardi operation in Quebec, Canada, and Greens Creek. In addition, we are developing the Keno Hill mine in the Yukon, Canada which we acquired on September 7, 2022. We began ramp-up of the Keno Hill mill during the second quarter of 2023 and expect to operate at full production levels by year-end and to reach 2.5 million ounces of silver in 2023. Based upon jurisdictions in which we operate, we believe we have low political and economic risk compared to other mining companies whose mines are located in other parts of the world. Our exploration interests are located in the United States, Canada and Mexico. Our operating and strategic framework is based on expanding our production and locating and developing new resource potential in a safe and responsible manner.

Second Quarter 2023 Highlights

Operational:

•
Produced 3.8 million ounces of silver and 35,251 ounces of gold. See Consolidated Results of Operations below for information on total cost of sales, as well as cash costs and all in sustaining costs ("AISC"), each after by-product credits, per silver and gold ounce for the three-month periods ended June 30, 2023 and 2022.
•
Lucky Friday silver production increased 5% compared to the second quarter 2022.
•
Keno Hill produced 0.2 million ounces of silver as ramp-up of the mill began during the quarter, with initial processing of lower grade stockpiled material.
•
Advanced the underground development at Keno Hill mine by 819 meters.

Financial:

•
Generated sales of $178.1 million.
•
Invested in our operations by making capital expenditures of approximately $51.5 million, including $8.8 million at Greens Creek, $16.3 million at Lucky Friday, $20.8 million at Casa Berardi and $3.5 million at Keno Hill.
•
Returned $3.9 million to our stockholders through dividend payments.
•
Spent $6.9 million on exploration and pre-development activities.

Year to date 2023 Highlights

Operational:

•
Achieved an All Injury Frequency Rate ("AIFR") of 1.18, below our 2022 record of 1.22.
•
Produced 7.9 million ounces of silver and 74,822 ounces of gold. See Consolidated Results of Operations below for information on total cost of sales and cash costs and AISC", each after by-product credits, per silver and gold ounce for the six-month periods ended June 30 , 2023 and 2022.
•
Greens Creek and Lucky Friday increased silver production by 6% and 21%, respectively, compared to the first half of 2022.
•
Advanced the underground development at Keno Hill mine by 1,384 meters.

Financial:

•
Generated sales of $377.6 million.
•
Invested in our operations by making capital expenditures of approximately $105.9 million, including $15.5 million at Greens Creek, $31.1 million at Lucky Friday, $37.9 million at Casa Berardi and $20.6 million at Keno Hill.
•
Returned $7.8 million to our stockholders through dividend payments.
•
Spent $11.9 million on exploration and pre-development activities.

Outlook

Our financial results vary as a result of fluctuations in market prices primarily for silver and gold and, to a lesser extent, zinc and lead. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Beginning in 2020, with the onset of the COVID-19 pandemic, and continuing in 2023 because of a series of macro-economic factors, there has been significant volatility in the financial and commodities markets, including the precious metals market. We believe the outlook for precious metals fundamentals in the medium- and long-term are favorable. Refer to “Markets” and see Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K"), for further discussion. Because we cannot control the price of our products, the key measures that management focuses on in operating our business are production volumes, payable sales volumes, Cash Cost, After By-product Credits, per Ounce (non-GAAP) and All-In Sustaining Cost, After By-product Credits, per Ounce (“AISC”) (non-GAAP), operating cash flows, capital expenditures, free cash flow and adjusted EBITDA. The average realized prices for all metals sold by us continued to experience significant volatility period over period. We have also experienced significant cost inflation across our operations, principally associated with higher energy prices, increased costs for other consumables such as reagents, explosives and steel, and labor and contractor costs.

Consolidated Results of Operations

Sales by metal for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Silver	$79,489	$70,050	$161,022	$136,382
Gold	62,924	82,018	138,010	159,186
Lead	21,657	21,314	47,059	40,878
Zinc	25,903	31,176	58,846	66,814
Less: smelter charges	(12,220)	(13,316)	(28,193)	(25,519)
Sales of products	$177,753	$191,242	$376,744	$377,741

Sales by metal for the three and six months ended June 30, 2023 and 2022, and the approximate variances attributed to differences in metals prices, sales volumes and smelter terms, were as follows:

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Three months ended June 30, 2022	$70,050	$82,018	$52,490	$(13,316)	$191,242
Variances - 2023 versus 2022:
Price	10,012	3,827	(5,213)	1,128	9,754
Volume	(574)	(23,608)	283	(337)	(24,236)
Smelter terms	1	687	—	305	993
Three months ended June 30, 2023	$79,489	$62,924	$47,560	$(12,220)	$177,753

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Six months ended June 30, 2022	$136,382	$159,186	$107,692	$(25,519)	$377,741
Variances - 2023 versus 2022:
Price	4,935	4,737	(15,068)	(1,708)	(7,104)
Volume	19,704	(25,913)	13,280	(3,251)	3,820
Smelter terms	1	—	1	2,285	2,287
Six months ended June 30, 2023	$161,022	$138,010	$105,905	$(28,193)	$376,744

The fluctuations in sales for the three and six months ended June 30, 2023 compared to the same periods in 2022 were primarily due to the following two reasons:

•
Higher average realized prices for silver, gold and lead partially offset by lower average realized prices for zinc during the three months ended June 30, 2023 and lower average realized prices for lead and zinc partially offset by higher realized prices for silver and gold during the six months ended June 30, 2023, compared to the same periods in 2022. The table below summarizes spot prices and our realized prices for the commodities we sell:

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Silver –	London PM Fix ($/ounce)	$24.19	$22.64	$23.37	$23.30
	Realized price per ounce	$23.67	$20.68	$23.12	$22.45
Gold –	London PM Fix ($/ounce)	$1,978	$1,872	$1,933	$1,873
	Realized price per ounce	$1,969	$1,855	$1,928	$1,867
Lead –	LME Final Cash Buyer ($/pound)	$0.96	$1.00	$0.97	$1.03
	Realized price per pound	$0.99	$0.97	$1.00	$1.02
Zinc –	LME Final Cash Buyer ($/pound)	$1.15	$1.78	$1.29	$1.74
	Realized price per pound	$1.13	$1.44	$1.26	$1.61

Average realized prices typically differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices. Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement. We recorded net positive price adjustments to provisional settlements of $2.1 million and $4.2 million for the three and six months ended June 30, 2023, respectively, and net negative price adjustments to provisional settlements of $15.7 million and $14.8 million for the three and six months ended June 30, 2022, respectively. The price adjustments related to silver, gold, zinc and lead contained in our concentrate shipments were partially offset by gains and losses on forward contracts for those metals. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc. Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate, doré and carbon material shipped during the period.

•
Lower quantities of silver, gold and lead sold during the three months ended June 30, 2023 and higher quantities of silver, lead and zinc sold partially offset by lower quantities of gold sold during the six months ended June 30, 2023 compared to the same periods in 2022. This was primarily due to lower gold production and related sales at Casa Berardi, partially offset by higher gold sales at Greens Creek. See The Greens Creek Segment, The Lucky Friday Segment, The Keno Hill Segment, Casa Berardi Segment and The Nevada Operations Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Silver -	Ounces produced	3,832,559	3,645,454	7,873,528	6,970,162
	Payable ounces sold	3,360,694	3,387,909	6,965,188	6,075,170
Gold -	Ounces produced	35,251	45,719	74,822	87,361
	Payable ounces sold	31,961	44,225	71,580	85,278
Lead -	Tons produced	13,323	13,331	26,559	24,194
	Payable tons sold	10,895	11,685	23,408	20,739
Zinc -	Tons produced	17,284	16,766	33,079	31,712
	Payable tons sold	11,474	10,858	23,333	20,805

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

Sales, total cost of sales, gross profit (loss), Cash Cost, After By-product Credits, per Ounce (“Cash Cost”) (non-GAAP) and AISC (non-GAAP) at our operating units for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands, except for Cash Cost and AISC):

	Silver				Gold
	Greens Creek	Lucky Friday	Keno Hill	Total Silver (2)	Casa Berardi	Nevada Operations and Other (3)	Total Gold
Three Months Ended June 30, 2023:
Sales	$95,891	$42,648	$1,581	$140,120	$36,946	$1,065	$38,011
Total cost of sales	(63,054)	(32,190)	(1,581)	(96,825)	(42,576)	(1,071)	(43,647)
Gross profit (loss)	$32,837	$10,458	$—	$43,295	$(5,630)	$(6)	$(5,636)
Cash Cost (1)	$1.33	$6.96	$—	$3.32	$1,658	$—	$1,658
AISC (1)	$5.34	$14.24	$—	$11.63	$2,147	$—	$2,147
Three Months Ended June 30, 2022:
Sales	$92,723	$35,880	$—	$128,603	$62,639	$—	$62,639
Total cost of sales	(60,506)	(30,348)	—	(90,854)	(61,870)	(1,255)	(63,125)
Gross profit (loss)	$32,217	$5,532	$—	$37,749	$769	$(1,255)	$(486)
Cash Cost (1)	$(3.29)	$3.07	$—	$(1.14)	$1,371	$—	$1,371
AISC (1)	$3.10	$9.91	$—	$8.08	$1,605	$—	$1,605

	Silver				Gold
	Greens Creek	Lucky Friday	Keno Hill	Total Silver (2)	Casa Berardi	Nevada Operations and Other (3)	Total Gold
Six Months Ended June 30, 2023
Sales	$194,502	$91,758	$1,581	$287,841	$87,944	$1,846	$89,790
Total cost of sales	(129,342)	(66,724)	(1,581)	(197,647)	(105,574)	(1,803)	(107,377)
Gross profit	$65,160	$25,034	$—	$90,194	$(17,630)	$43	$(17,587)
Cash Cost (1)	$1.23	$5.64	$—	$2.70	$1,725	$—	$1,725
AISC (1)	$4.51	$12.48	$—	$10.21	$2,286	$—	$2,286
Six Months Ended June 30, 2022
Sales	$178,813	$73,920	$—	$252,733	$124,740	$268	125,008
Total cost of sales	(110,143)	(59,613)	—	(169,756)	(124,038)	(1,255)	(125,293)
Gross profit	$68,670	$14,307	$—	$82,977	$702	$(987)	$(285)
Cash Cost (1)	$(2.09)	$4.54	$—	$(0.07)	$1,440	$—	$1,440
AISC (1)	$2.47	$11.27	$—	$7.75	$1,680	$—	$1,680

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

(3)
For the three and six months ended June 30, 2023, Other includes $378,000 and $887,000, respectively, of sales and $354,000 and $786,000, respectively, of cost of sales, for the environmental services business acquired as part of the Alexco acquisition.

While revenue from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product of Greens Creek, Lucky Friday and Keno Hill is appropriate because:

•
silver has historically accounted for a higher proportion of revenue than any other metal and is expected to do so in the future;
•
we have historically presented the Greens Creek and Lucky Friday units as primary silver producers, based on the original analysis that justified putting the project into production, and the same analysis applies to the Keno Hill unit, and further we believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year;
•
metallurgical treatment maximizes silver recovery;

•
the Greens Creek, Lucky Friday and Keno Hill deposits are massive sulfide deposits containing an unusually high proportion of silver; and
•
in most of their working areas, Greens Creek, Lucky Friday and Keno Hill utilize selective mining methods in which silver is the metal targeted for highest recovery.

Accordingly, we believe the identification of gold, lead and zinc as by-product credits at Greens Creek, Lucky Friday and Keno Hill is appropriate because of their lower economic value compared to silver and due to the fact that silver is the primary product we intend to produce. In addition, we have not consistently received sufficient revenue from any single by-product metal to warrant classification of such as a co-product.

We periodically review our revenues to ensure that reporting of primary products and by-products is appropriate. Because for Greens Creek, Lucky Friday and Keno Hill we consider zinc, lead and gold to be by-products of our silver production, the values of these metals offset operating costs within our calculations of Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce.

We believe the identification of silver as a by-product credit is appropriate at Casa Berardi and Nevada Operations because of its lower economic value compared to gold and due to the fact that gold is the primary product we intend to produce there. In addition, we do not receive sufficient revenue from silver at the Casa Berardi or Nevada Operations to warrant classification of such as a co-product. Because we consider silver to be a by-product of our gold production at Casa Berardi and Nevada Operations, the value of silver offsets operating costs within our calculations of Cash Cost, After By-product Credits, per Gold Ounce and AISC, After By-product Credits, per Gold Ounce.

We reported a net loss applicable to common stockholders of $15.8 million for the three months ended June 30, 2023, compared to a net loss applicable to common stockholders of $13.7 million in the comparable period in 2022. The following were the significant drivers of changes in net loss applicable to common stockholders compared to 2022:

•
Consolidated gross profit increased by $0.4 million at our operating units. See The Greens Creek Segment, The Lucky Friday Segment, The Keno Hill Segment, The Casa Berardi Segment and The Nevada Operations Segment sections below for a discussion on the key drivers by operating unit.
•
Exploration and pre-development decreased by $4.3 million primarily due to lower expenditures across our exploration portfolio.
•
Ramp-up and suspension costs increased by $11.1 million primarily due to $9.4 million of Keno Hill ramp-up activities following the Alexco acquisition and $2.2 million related to the temporary suspension of operations at Casa Berardi for 20 days following the directives of Quebec's Ministry of Natural Resources and Forests to close certain forest lands and access roads in responses to the Quebec forest fires, partially offset by a reduction of suspension costs at Nevada Operations.
•
Other operating income of $4.3 million in 2023 compared to other operating expense of $1.9 million in 2022, primarily due to the receipt of $5.9 million in insurance proceeds in May related to a coverage lawsuit.
•
Fair value adjustments, net losses decreased by $13.9 million primarily due to lower unrealized losses on our marketable equity securities portfolio than in the comparable period in 2022.
•
Net foreign exchange loss of $3.9 million in 2023 compared to a gain of $4.5 million in 2022 due to the strengthening of the Canadian dollar impact on the revaluation of our Canadian monetary assets and liabilities.

We reported a net loss applicable to common stockholders of $19.1 million for the six months ended June 30, 2023, compared to a net loss applicable to common stockholders of $9.6 million in the comparable period in 2022. The following were the significant drivers of changes in net loss applicable to common stockholders compared to 2022:

•
Consolidated gross profit decreased by $10.1 million at our operating units. See The Greens Creek Segment, The Lucky Friday Segment, The Keno Hill Segment, The Casa Berardi Segment and The Nevada Operations Segment sections below for a discussion on the key drivers by operating unit.
•
General and administrative costs increased by $4.9 million, reflecting personnel that joined the Company as a result of the September 7, 2022 Alexco acquisition, and compensation adjustments effective July 1, 2022.
•
Exploration and pre-development decreased by $12.1 million primarily due to lower expenditures across our exploration portfolio.
•
Ramp-up and suspension costs increased by $16.2 million primarily due to $15.3 million of Keno Hill ramp-up activities following the Alexco acquisition and $2.2 million related to the temporary suspension of operations at Casa Berardi for 20 days following the directives of Quebec's Ministry of Natural Resources and Forests to close certain forest lands and access roads in responses to the Quebec forest fires, partially offset by a reduction of suspension costs at Nevada Operations.
•
Other operating income of $4.3 million in 2023 compared to other operating expense of $4.4 million in 2022, primarily due to the receipt of $5.9 million in insurance proceeds in May related to a coverage lawsuit.

•
Fair value adjustments, net was a gain of $0.6 million in 2023 compared to a loss of $10.5 million in 2022 due to a combination of lower unrealized losses on our marketable equity securities portfolio and unrealized gains on our undesignated derivative book than in the comparable period in 2022.
•
Net foreign exchange loss of $3.7 million in 2023 compared to a gain of $2.4 million in 2022 due to the strengthening of the Canadian dollar impact on the revaluation of our Canadian monetary assets and liabilities.

Greens Creek

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales	$95,891	$92,723	$194,502	$178,813
Cost of sales and other direct production costs	(49,976)	(46,877)	(101,800)	(85,094)
Depreciation, depletion and amortization	(13,078)	(13,629)	(27,542)	(25,049)
Total cost of sales	(63,054)	(60,506)	(129,342)	(110,143)
Gross profit	$32,837	$32,217	$65,160	$68,670
Tons of ore milled	232,465	209,558	465,632	421,245
Production:
Silver (ounces)	2,355,674	2,410,598	5,128,533	4,840,380
Gold (ounces)	16,351	12,413	31,235	23,815
Zinc (tons)	13,255	13,396	25,737	25,890
Lead (tons)	4,726	5,184	9,928	10,067
Payable metal quantities sold:
Silver (ounces)	2,155,419	2,266,001	4,447,454	4,038,392
Gold (ounces)	13,008	10,552	25,654	18,474
Zinc (tons)	8,960	8,495	18,204	16,587
Lead (tons)	3,750	4,251	7,906	7,314
Ore grades:
Silver ounces per ton	12.8	14.0	13.6	13.9
Gold ounces per ton	0.10	0.08	0.09	0.08
Zinc percent	6.5%	7.2%	6.2%	6.9%
Lead percent	2.5%	3.0%	2.6%	2.9%
Total production cost per ton	$194.94	$197.84	$196.77	$194.98
Cash Cost, After By-product Credits, per Silver Ounce (1)	$1.33	$(3.29)	$1.23	$(2.09)
AISC, After By-Product Credits, per Silver Ounce (1)	$5.34	$3.10	$4.51	$2.47
Capital additions	$8,828	$14,668	$15,486	$17,760

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

The $0.6 million increase in gross profit for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to higher realized prices for all metals except zinc in addition to higher gold production as a result of higher gold grades, partially offset by higher cost of sales and other direct production costs reflecting more ore mined and processed.

The $3.5 million decrease in gross profit for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to higher cost of sales and other direct production costs reflecting more ore mined and processed and cost increases in consumables, labor, maintenance and contractor costs, which were partially offset by higher realized prices for silver and gold and higher gold production as a result of higher gold grades.

Capital additions decreased by $5.8 million and $2.3 million in the three and six months ended June 30, 2023, respectively, primarily due to less mine development and drilling expenditure in 2023 compared to the same periods in 2022.

The charts below illustrate the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the second quarter and first six months of 2023 compared to the same period in 2022.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, per Silver Ounce:

Three Months Ended June 30,
2023
2022
14.50
9.50
4.50
-0.50
-5.50
-10.50
-15.50
-20.50
-25.50
-30.50
9.45
8.08
3.58
3.36
6.30
5.84
4.40
3.64
1.47
1.29
-23.87
-25.50
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

Six Months Ended June 30,
2023
2022
14.50
9.50
4.50
-0.50
-5.50
-10.50
-15.50
-20.50
-25.50
-30.50
8.74
8.06
3.38
3.31
5.89
5.68
4.05
3.70
1.30
1.26
-22.13
-24.10
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash Cost, Before By-product Credits, per Silver Ounce	$25.20	$22.21	$23.36	$22.01
By-product credits	(23.87)	(25.50)	(22.13)	(24.10)
Cash Cost, After By-product Credits, per Silver Ounce	$1.33	$(3.29)	$1.23	$(2.09)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
AISC, Before By-product Credits, per Silver Ounce	$29.21	$28.60	$26.64	$26.57
By-product credits	(23.87)	(25.50)	(22.13)	(24.10)
AISC, After By-product Credits, per Silver Ounce	$5.34	$3.10	$4.51	$2.47

The increase in Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the three and six month periods ended June 30, 2023 compared to the same period in 2022 was primarily due to lower by-product credits in 2023.

Lucky Friday

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales	$42,648	$35,880	$91,758	$73,920
Cost of sales and other direct production costs	(23,211)	(21,486)	(47,289)	(42,719)
Depreciation, depletion and amortization	(8,979)	(8,862)	(19,435)	(16,894)
Total cost of sales	(32,190)	(30,348)	(66,724)	(59,613)
Gross profit	$10,458	$5,532	$25,034	$14,307
Tons of ore milled	94,043	97,497	189,346	175,222
Production:
Silver (ounces)	1,286,666	1,226,477	2,549,130	2,114,335
Lead (tons)	8,180	8,147	16,214	14,127
Zinc (tons)	3,338	3,370	6,651	5,822
Payable metal quantities sold:
Silver (ounces)	1,134,640	1,121,712	2,440,652	2,021,166
Lead (tons)	7,121	7,434	15,479	13,425
Zinc (tons)	2,466	2,362	5,080	4,217
Ore grades:
Silver ounces per ton	14.3	13.2	14.1	12.7
Lead percent	9.1%	8.8%	9.0%	8.5%
Zinc percent	4.2%	3.9%	4.2%	3.8%
Total production cost per ton	$248.65	$211.45	$229.56	$227.30
Cash Cost, After By-product Credits, per Silver Ounce (1)	$6.96	$3.07	$5.64	$4.54
AISC, After By-product Credits, per Silver Ounce (1)	$14.24	$9.91	$12.48	$11.27
Capital additions	$16,317	$11,501	$31,024	$21,153

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

Gross profit increased by $4.9 million and $10.7 million for the three and six month periods ended June 30, 2023, respectively, compared to the same periods in 2022, due to higher realized prices for silver and the impact of mining and processing more high grade material, partially offset by higher total cost of sales attributable to higher labor costs reflecting the new collective bargaining agreement entered into in January 2023, higher consumables and maintenance costs and higher depreciation, depletion and amortization reflecting higher sales volumes.

Capital additions increased by $4.8 million and $9.9 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to expenditures on key projects including the installation of a new service hoist and coarse ore bunker, increased development, and pre-production drilling to achieve a sustained ore production rate for the annual throughput goal of 425,000 tons, which is expected to start in the fourth quarter of 2023.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce:

Three Months Ended June 30,
2023
2022
14.50
9.50
4.50
-0.50
-5.50
-10.50
-15.50
-20.50
-25.50
-30.50
11.99
10.78
2.75
2.48
3.44
3.55
3.25
3.92
0.87
0.92
-15.34
-18.58
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

Six Months Ended June 30,
2023
2022
14.50
9.50
4.50
-0.50
-5.50
-10.50
-15.50
-20.50
-25.50
-30.50
11.44
11.86
2.71
2.73
2.91
4.25
3.71
4.01
0.90
0.89
-16.03
-19.20
Mining
Milling
Other cash costs
Treatment costs
Concentrated freight
By-product credits

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash Cost, Before By-product Credits, per Silver Ounce	$22.30	$21.65	$21.67	$23.74
By-product credits	(15.34)	(18.58)	(16.03)	(19.20)
Cash Cost, After By-product Credits, per Silver Ounce	$6.96	$3.07	$5.64	$4.54

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
AISC, Before By-product Credits, per Silver Ounce	$29.58	$28.49	$28.51	$30.47
By-product credits	(15.34)	(18.58)	(16.03)	(19.20)
AISC, After By-product Credits, per Silver Ounce	$14.24	$9.91	$12.48	$11.27

The increase in Cash Cost, After By-product Credits, per Silver Ounce for the three month and six month periods ended June 30, 2023 compared to the same periods in 2022 was due to higher operating costs. The increase in AISC, After By-product Credits, per Silver Ounce for the three month and six month periods ended June 30, 2023 compared to the same periods in 2022 was due to higher operating costs and higher sustaining capital additions. Both Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the three and six month periods ended June 30, 2023 compared to the same periods in 2022 were further compounded by lower by-product credits reflecting lower lead prices during the six months ended June 30, 2023 and lower zinc prices during the three and six months ended June 30, 2023.

Keno Hill

We acquired our Keno Hill operations as part of the Alexco acquisition on September 7, 2022, and have focused on development activities to prepare the mine to go into production during the third quarter of 2023. We began ramp-up of the mill during the second quarter and prioritized processing of lower grade stockpiled material during the ramp-up phase. During the three and six months ended June 30, 2023, Keno Hill recorded $1.6 million in sales and total cost of sales, respectively, related to the concentrate produced and sold. During the three and six months ended June 30, 2023, $9.4 million and $15.3 million, respectively, of site specific ramp up costs were included in the line item "Ramp-up and suspension costs" and $1.0 million and $1.5 million, respectively, of site specific exploration costs were included in the line item "Exploration and pre-development" on our condensed consolidated statement of operations and comprehensive (loss) income. During the three and six months ended June 30, 2023, Keno Hill recorded capital additions of $3.5 million and $20.6 million, respectively.

Dollars are in thousands (except per ounce and per ton amounts)	Three and Six Months Ended June 30,
2023
Sales	$1,581
Cost of sales and other direct production costs	(1,320)
Depreciation, depletion and amortization	(261)
Total cost of sales	(1,581)
Gross profit	$—
Tons of ore milled	12,064
Production:
Silver (ounces)	184,264
Zinc (tons)	691
Lead (tons)	417
Payable metal quantities sold:
Silver (ounces)	65,627
Zinc (tons)	48
Lead (tons)	24
Ore grades:
Silver ounces per ton	20.2
Zinc percent	4.1%
Lead percent	2.5%

Casa Berardi

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales	$36,946	$62,639	$87,944	$124,740
Cost of sales and other direct production costs	(32,304)	(46,411)	(81,266)	(92,733)
Depreciation, depletion and amortization	(10,272)	(15,459)	(24,308)	(31,305)
Total cost of sales	(42,576)	(61,870)	(105,574)	(124,038)
Gross loss	$(5,630)	$769	$(17,630)	$702
Tons of ore milled	318,704	401,618	747,858	787,771
Production:
Gold (ounces)	18,901	33,306	43,587	63,546
Silver (ounces)	5,956	8,379	11,601	15,447
Payable metal quantities sold:
Gold (ounces)	18,555	33,672	45,381	66,738
Silver (ounces)	4,899	196	11,345	9,250
Ore grades:
Gold ounces per ton	0.07	0.10	0.07	0.09
Silver ounces per ton	0.02	0.02	0.02	0.02
Total production cost per ton	$97.69	$113.07	$103.58	$115.46
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,658	$1,371	$1,725	$1,440
AISC, After By-product Credits, per Gold Ounce (1)	$2,147	$1,605	$2,286	$1,680
Capital additions	$20,816	$8,093	$37,902	$15,901

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

Casa Berardi's operations were suspended for 20 days in June 2023, due to wildfires in Quebec which resulted in the Quebec Ministry of Natural Resources and Forests closing certain forest lands and access roads. No production or sales took place during the suspension period. Gross loss increased by $6.4 million and $18.3 million for the three and six month periods ended June 30, 2023, respectively, compared to the same periods in 2022. This increase was due to processing higher volumes of lower grade ore tonnage from both the underground and surface operations, higher costs related to mill maintenance and optimization activities, higher underground maintenance costs resulting from repairs and replacements of major components for the production fleet, and higher fuel and other consumables costs, compared to the same periods in 2022. Suspension costs amounted to $2.2 million for the three and six month periods ended June 30, 2023.

Total capital additions increased by $12.7 million and $22.0 million for the three and six months ended June 30, 2023, respectively, compared to the same period in 2022, primarily due purchases of new surface fleet equipment as the mine transitions from an underground to an open pit operation and the construction of tailings storage facilities. Underground mining is expected to stop in mid-2024 at which point Casa Berardi is expected to produce gold only from the 160 open pit, and at lower levels than historic production. We expect production from the 160 pit to halt in 2027. We expect a gap in production from 2028 to 2030 when no ore is mined and our focus will be on investing in infrastructure and equipment, stripping and permitting the two expected new open pits, Principal and West Mine Crown Pillar. From 2028 to 2030 there is not expected to be any cash flow from Casa Berardi to offset its operating and capital expenses, and instead our liquidity and capital resources are expected to come from our other operating units. We expect to resume mining at Casa Berardi in 2030, and significant free cash flow is expected after 2030.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce:

Three Months Ended June 30,
2023
2022
1400
1200
1000
800
600
400
200
0
-200
1182
1062
377
295
107
20
-8
-6
Mining
Milling
Other cash costs
By-product credits

Six Months Ended June 30,
2023
2022
1400
1200
1000
800
600
400
200
0
-200
1276
1108
424
322
31
16
-6
-6
Mining
Milling
Other cash costs
By-product credits

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash Cost, Before By-product Credits, per Gold Ounce	$1,666	$1,377	$1,731	$1,446
By-product credits	(8)	(6)	(6)	(6)
Cash Cost, After By-product Credits, per Gold Ounce	$1,658	$1,371	$1,725	$1,440

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
AISC, Before By-product Credits, per Gold Ounce	$2,155	$1,611	$2,292	$1,686
By-product credits	(8)	(6)	(6)	(6)
AISC, After By-product Credits, per Gold Ounce	$2,147	$1,605	$2,286	$1,680

The increase in Cash Cost After By-product Credits, per Gold Ounce, for the three and six month periods ended June 30, 2023 compared to the same periods for 2022 was primarily due to a combination of higher production costs and lower gold production. The lower production for the three and six month periods ended June 30, 2023 combined with increased sustaining capital also negatively impacting AISC, After By-product Credits, per Gold Ounce.

Nevada Operations

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales	$688	$—	$960	$268
Cost of sales and other direct production costs	(590)	(1,133)	(843)	(1,133)
Depreciation, depletion and amortization	(127)	(122)	(174)	(122)
Total cost of sales	(717)	(1,255)	(1,017)	(1,255)
Gross (loss) profit	$(29)	$(1,255)	$(57)	$(987)
Payable metal quantities sold:
Gold (ounces)	398	—	544	65
Silver (ounces)	110	—	110	6,363

The gross loss of $29 thousand and $57 thousand for the three and six months ended June 30, 2023, respectively, was attributable to write downs of stockpiled material to net realizable value reflecting a lower gold price received for the processing and sale of refractory ore at a third party facility.

Exploration and pre-development activities continued in the three and six months ended June 30, 2023 and were focused on target generation through detailed modeling and analysis of geological mapping and sampling. Exploration core drilling also began during the second quarter at our Aurora Project.

See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks in our 2022 Form 10-K for a discussion of certain risks relating to our recent and ongoing analysis of the carrying value of the Nevada assets.

Corporate Matters

Income Taxes

During the three and six months ended June 30, 2023, an income and mining tax provision of $5.2 million and $8.4 million, respectively, resulted in an effective tax rate of -49.0% and -80.3%, respectively. This compares to an income and mining tax provision of $0.3 million and $5.9 million during the three and six months ended June 30, 2022, which resulted in an effective tax rate of -1.9% and -168.9%, respectively. The comparability of our income and mining tax (provision) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates including non-recognition of foreign exchange gains and losses; (v) percentage depletion; and (vi) the non-recognition of tax assets. The effective tax rate will fluctuate, sometimes significantly, period to period. The change in the effective tax rate during the three and six months ended June 30, 2023 compared to the comparable periods in 2022 is primarily related to the reported consolidated loss as well as the incurred losses at the consolidated Alexco subsidiaries, which were acquired September 7, 2022, and the Nevada operations, for which no tax benefit is recognized due to uncertainty surrounding our ability to utilize these future tax benefits. Beginning with the three months ended March 31, 2022, we used the annual effective tax rate method to calculate the quarterly tax provision.

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

Reconciliation of Total Cost of Sales to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations and for the Company for the three and six month periods ended June 30, 2023 and 2022.

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

The Casa Berardi and Nevada Operations and combined gold properties information below reports Cash Cost, After By-product Credits, per Gold Ounce and AISC, After By-product Credits, per Gold Ounce for the production of gold, their primary product, and by-product revenues earned from silver, which is a by-product at Casa Berardi and Nevada Operations. Only costs and ounces produced relating to units with the same primary product are combined to represent Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce. Thus, the gold produced at our Casa Berardi and Nevada Operations units is not included as a by-product credit when calculating Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the total of Greens Creek and Lucky Friday, our combined silver properties. Similarly, the silver produced at our other two units is not included as a by-product credit when calculating the gold metrics for Casa Berardi and Nevada Operations.

In thousands (except per ounce amounts)	Three Months Ended June 30, 2023
	Greens Creek	Lucky Friday	Keno Hill (6)	Corporate (2)	Total Silver
Total cost of sales	$63,054	$32,190	$1,581	$—	$96,825
Depreciation, depletion and amortization	(13,078)	(8,979)	(261)	—	(22,318)
Treatment costs	10,376	4,187	113	—	14,676
Change in product inventory	(1,242)	1,546	—	—	304
Reclamation and other costs	263	(250)	—	—	13
Exclusion of Keno Hill cash costs	—	—	(1,433)	—	(1,433)
Cash Cost, Before By-product Credits (1)	59,373	28,694	—	—	88,067
Reclamation and other costs	722	285	—	—	1,007
Sustaining capital	8,714	9,081	—	688	18,483
General and administrative	—	—	—	10,783	10,783
AISC, Before By-product Credits (1)	68,809	38,060	—	11,471	118,340
By-product credits:
Zinc	(20,923)	(5,448)	—	—	(26,371)
Gold	(28,458)	—	—	—	(28,458)
Lead	(6,860)	(14,287)	—	—	(21,147)
Total By-product credits	(56,241)	(19,735)	—	—	(75,976)
Cash Cost, After By-product Credits	$3,132	$8,959	$—	$—	$12,091
AISC, After By-product Credits	$12,568	$18,325	$—	$11,471	$42,364
Divided by ounces produced	2,356	1,287			3,642
Cash Cost, Before By-product Credits, per Ounce	$25.20	$22.30			$24.18
By-product credits per ounce	(23.87)	(15.34)			(20.86)
Cash Cost, After By-product Credits, per Ounce	$1.33	$6.96			$3.32
AISC, Before By-product Credits, per Ounce	$29.21	$29.58			$32.49
By-product credits per ounce	(23.87)	(15.34)			(20.86)
AISC, After By-product Credits, per Ounce	$5.34	$14.24			$11.63

In thousands (except per ounce amounts)	Three Months Ended June 30, 2023
	Casa Berardi	Nevada Operations and Other (4)	Total Gold
Total cost of sales	$42,576	$1,071	$43,647
Depreciation, depletion and amortization	(10,272)	(127)	(10,399)
Treatment costs	351	—	351
Change in product inventory	(951)	—	(951)
Reclamation and other costs	(219)	—	(219)
Exclusion of Nevada Operations and Other costs	—	(944)	(944)
Cash Cost, Before By-product Credits (1)	31,485	—	31,485
Reclamation and other costs	219	—	219
Sustaining capital	9,025	—	9,025
AISC, Before By-product Credits (1)	40,729	—	40,729
By-product credits:
Silver	(144)	—	(144)
Total By-product credits	(144)	—	(144)
Cash Cost, After By-product Credits	$31,341	$—	$31,341
AISC, After By-product Credits	$40,585	$—	$40,585
Divided by ounces produced	19	—	19
Cash Cost, Before By-product Credits, per Ounce	$1,666	$—	$1,666
By-product credits per ounce	(8)	—	(8)
Cash Cost, After By-product Credits, per Ounce	$1,658	$—	$1,658
AISC, Before By-product Credits, per Ounce	$2,155	$—	$2,155
By-product credits per ounce	(8)	—	(8)
AISC, After By-product Credits, per Ounce	$2,147	$—	$2,147

In thousands (except per ounce amounts)	Three Months Ended June 30, 2023
	Total Silver	Total Gold	Total
Total cost of sales	$96,825	$43,647	$140,472
Depreciation, depletion and amortization	(22,318)	(10,399)	(32,717)
Treatment costs	14,676	351	15,027
Change in product inventory	304	(951)	(647)
Reclamation and other costs	13	(219)	(206)
Exclusion of Keno Hill cash costs	(1,433)	—	(1,433)
Exclusion of Nevada Operations and Other costs	—	(944)	(944)
Cash Cost, Before By-product Credits (1)	88,067	31,485	119,552
Reclamation and other costs	1,007	219	1,226
Sustaining capital	18,483	9,025	27,508
General and administrative	10,783	—	10,783
AISC, Before By-product Credits (1)	118,340	40,729	159,069
By-product credits:
Zinc	(26,371)	—	(26,371)
Gold	(28,458)	—	(28,458)
Lead	(21,147)	—	(21,147)
Silver	—	(144)	(144)
Total By-product credits	(75,976)	(144)	(76,120)
Cash Cost, After By-product Credits	$12,091	$31,341	$43,432
AISC, After By-product Credits	$42,364	$40,585	$82,949
Divided by ounces produced	3,642	19
Cash Cost, Before By-product Credits, per Ounce	$24.18	$1,666
By-product credits per ounce	(20.86)	(8)
Cash Cost, After By-product Credits, per Ounce	$3.32	$1,658
AISC, Before By-product Credits, per Ounce	$32.49	$2,155
By-product credits per ounce	(20.86)	(8)
AISC, After By-product Credits, per Ounce	$11.63	$2,147

In thousands (except per ounce amounts)	Three Months Ended June 30, 2022 (5)
	Greens Creek	Lucky Friday	Corporate (2)	Total Silver
Total cost of sales	$60,506	$30,348	$—	$90,854
Depreciation, depletion and amortization	(13,629)	(8,862)	—	(22,491)
Treatment costs	8,778	4,803	—	13,581
Change in product inventory	(1,102)	503	—	(599)
Reclamation and other costs	(1,005)	(256)	—	(1,261)
Cash Cost, Before By-product Credits (1)	53,548	26,536	—	80,084
Reclamation and other costs	705	282	—	987
Sustaining capital	14,668	8,110	99	22,877
General and administrative	—	—	9,692	9,692
AISC, Before By-product Credits (1)	68,921	34,928	9,791	113,640
By-product credits:
Zinc	(32,828)	(8,227)	—	(41,055)
Gold	(20,364)	—	—	(20,364)
Lead	(8,271)	(14,543)	—	(22,814)
Total By-product credits	(61,463)	(22,770)	—	(84,233)
Cash Cost, After By-product Credits	$(7,915)	$3,766	$—	$(4,149)
AISC, After By-product Credits	$7,458	$12,158	$9,791	$29,407
Divided by ounces produced	2,410	1,226		3,636
Cash Cost, Before By-product Credits, per Ounce	$22.21	$21.65		$22.03
By-product credits per ounce	(25.50)	(18.58)		(23.17)
Cash Cost, After By-product Credits, per Ounce	$(3.29)	$3.07		$(1.14)
AISC, Before By-product Credits, per Ounce	$28.60	$28.49		$31.25
By-product credits per ounce	(25.50)	(18.58)		(23.17)
AISC, After By-product Credits, per Ounce	$3.10	$9.91		$8.08

In thousands (except per ounce amounts)	Three Months Ended June 30, 2022 (5)
	Casa Berardi	Total Gold
Total cost of sales	$61,870	$61,870
Depreciation, depletion and amortization	(15,459)	(15,459)
Treatment costs	457	457
Change in product inventory	(793)	(793)
Reclamation and other costs	(209)	(209)
Cash Cost, Before By-product Credits (1)	45,866	45,866
Reclamation and other costs	209	209
Sustaining capital	7,597	7,597
AISC, Before By-product Credits (1)	53,672	53,672
By-product credits:
Silver	(188)	(188)
Total By-product credits	(188)	(188)
Cash Cost, After By-product Credits	$45,678	$45,678
AISC, After By-product Credits	$53,484	$53,484
Divided by ounces produced	33	33
Cash Cost, Before By-product Credits, per Ounce	$1,377	$1,377
By-product credits per ounce	(6)	(6)
Cash Cost, After By-product Credits, per Ounce	$1,371	$1,371
AISC, Before By-product Credits, per Ounce	$1,611	$1,611
By-product credits per ounce	(6)	(6)
AISC, After By-product Credits, per Ounce	$1,605	$1,605

In thousands (except per ounce amounts)	Three Months Ended June 30, 2022 (5)
	Total Silver	Total Gold	Total
Total cost of sales	$90,854	$61,870	$152,724
Depreciation, depletion and amortization	(22,491)	(15,459)	(37,950)
Treatment costs	13,581	457	14,038
Change in product inventory	(599)	(793)	(1,392)
Reclamation and other costs	(1,261)	(209)	(1,470)
Cash Cost, Before By-product Credits (1)	80,084	45,866	125,950
Reclamation and other costs	987	209	1,196
Sustaining capital	22,877	7,597	30,474
General and administrative	9,692	—	9,692
AISC, Before By-product Credits (1)	113,640	53,672	167,312
By-product credits:
Zinc	(41,055)	—	(41,055)
Gold	(20,364)	—	(20,364)
Lead	(22,814)	—	(22,814)
Silver	—	(188)	(188)
Total By-product credits	(84,233)	(188)	(84,421)
Cash Cost, After By-product Credits	$(4,149)	$45,678	$41,529
AISC, After By-product Credits	$29,407	$53,484	$82,891
Divided by ounces produced	3,636	33
Cash Cost, Before By-product Credits, per Ounce	$22.03	$1,377
By-product credits per ounce	(23.17)	(6)
Cash Cost, After By-product Credits, per Ounce	$(1.14)	$1,371
AISC, Before By-product Credits, per Ounce	$31.25	$1,611
By-product credits per ounce	(23.17)	(6)
AISC, After By-product Credits, per Ounce	$8.08	$1,605

In thousands (except per ounce amounts)	Six Months Ended June 30, 2023
	Greens Creek	Lucky Friday	Keno Hill (6)	Corporate (2)	Total Silver
Total cost of sales	$129,342	$66,724	$1,581	$—	$197,647
Depreciation, depletion and amortization	(27,542)	(19,435)	(261)	—	(47,238)
Treatment costs	20,745	9,464	113	—	30,322
Change in product inventory	(2,856)	(863)	—	—	(3,719)
Reclamation and other costs	134	(658)	—	—	(524)
Exclusion of Keno Hill cash costs	—	—	(1,433)	—	(1,433)
Cash Cost, Before By-product Credits (1)	119,823	55,232	—	—	175,055
Reclamation and other costs	1,444	570	—	—	2,014
Sustaining capital	15,355	16,865	—	594	32,814
General and administrative	—	—	—	22,853	22,853
AISC, Before By-product Credits (1)	136,622	72,667	—	23,447	232,736
By-product credits:
Zinc	(44,928)	(12,264)	—	—	(57,192)
Gold	(53,744)	—	—	—	(53,744)
Lead	(14,802)	(28,586)	—	—	(43,388)
Total By-product credits	(113,474)	(40,850)	—	—	(154,324)
Cash Cost, After By-product Credits	$6,349	$14,382	$—	$—	$20,731
AISC, After By-product Credits	$23,148	$31,817	$—	$23,447	$78,412
Divided by ounces produced	5,129	2,549			7,678
Cash Cost, Before By-product Credits, per Ounce	$23.36	$21.67			$22.80
By-product credits per ounce	(22.13)	(16.03)			(20.10)
Cash Cost, After By-product Credits, per Ounce	$1.23	$5.64			$2.70
AISC, Before By-product Credits, per Ounce	$26.64	$28.51			$30.31
By-product credits per ounce	(22.13)	(16.03)			(20.10)
AISC, After By-product Credits, per Ounce	$4.51	$12.48			$10.21

In thousands (except per ounce amounts)	Six Months Ended June 30, 2023
	Casa Berardi	Nevada Operations and Other (4)	Total Gold
Total cost of sales	$105,574	$1,803	$107,377
Depreciation, depletion and amortization	(24,308)	(174)	(24,482)
Treatment costs	818	—	818
Change in product inventory	(3,368)	—	(3,368)
Reclamation and other costs	(436)	—	(436)
Exclusion of Casa Berardi cash costs (3)	(2,851)	—	(2,851)
Exclusion of Nevada Operations and Other costs	—	(1,629)	(1,629)
Cash Cost, Before By-product Credits (1)	75,429	—	75,429
Reclamation and other costs	436	—	436
Sustaining capital	24,041	—	24,041
AISC, Before By-product Credits (1)	99,906	—	99,906
By-product credits:
Silver	(271)	—	(271)
Total By-product credits	(271)	—	(271)
Cash Cost, After By-product Credits	$75,158	$—	$75,158
AISC, After By-product Credits	$99,635	$—	$99,635
Divided by ounces produced	44	—	44
Cash Cost, Before By-product Credits, per Ounce	$1,731	$—	$1,731
By-product credits per ounce	(6)	—	(6)
Cash Cost, After By-product Credits, per Ounce	$1,725	$—	$1,725
AISC, Before By-product Credits, per Ounce	$2,292	$—	$2,292
By-product credits per ounce	(6)	—	(6)
AISC, After By-product Credits, per Ounce	$2,286	$—	$2,286

In thousands (except per ounce amounts)	Six Months Ended June 30, 2023
	Total Silver	Total Gold	Total
Total cost of sales	$197,647	$107,377	$305,024
Depreciation, depletion and amortization	(47,238)	(24,482)	(71,720)
Treatment costs	30,322	818	31,140
Change in product inventory	(3,719)	(3,368)	(7,087)
Reclamation and other costs	(524)	(436)	(960)
Exclusion of Keno Hill cash costs	(1,433)	—	(1,433)
Exclusion of Casa Berardi cash costs (3)	—	(2,851)	(2,851)
Exclusion of Nevada Operations and Other costs	—	(1,629)	(1,629)
Cash Cost, Before By-product Credits (1)	175,055	75,429	250,484
Reclamation and other costs	2,014	436	2,450
Sustaining capital	32,814	24,041	56,855
General and administrative	22,853	—	22,853
AISC, Before By-product Credits (1)	232,736	99,906	332,642
By-product credits:
Zinc	(57,192)	—	(57,192)
Gold	(53,744)	—	(53,744)
Lead	(43,388)	—	(43,388)
Silver	—	(271)	(271)
Total By-product credits	(154,324)	(271)	(154,595)
Cash Cost, After By-product Credits	$20,731	$75,158	$95,889
AISC, After By-product Credits	$78,412	$99,635	$178,047
Divided by ounces produced	7,678	44
Cash Cost, Before By-product Credits, per Ounce	$22.80	$1,731
By-product credits per ounce	(20.10)	(6)
Cash Cost, After By-product Credits, per Ounce	$2.70	$1,725
AISC, Before By-product Credits, per Ounce	$30.31	$2,292
By-product credits per ounce	(20.10)	(6)
AISC, After By-product Credits, per Ounce	$10.21	$2,286

In thousands (except per ounce amounts)	Six Months Ended June 30, 2022 (5)
	Greens Creek	Lucky Friday	Corporate and other(2)	Total Silver
Total cost of sales	$110,143	$59,613	$—	$169,756
Depreciation, depletion and amortization	(25,049)	(16,894)	—	(41,943)
Treatment costs	17,892	8,480	—	26,372
Change in product inventory	5,436	(402)	—	5,034
Reclamation and other costs	(1,872)	(619)	—	(2,491)
Cash Cost, Before By-product Credits (1)	106,550	50,178		156,728
Reclamation and other costs	1,410	564		1,974
Sustaining capital	20,624	13,671	147	34,442
General and administrative	—	—	17,986	17,986
AISC, Before By-product Credits (1)	128,584	64,413	18,133	211,130
By-product credits:
Zinc	(61,479)	(14,204)	—	(75,683)
Gold	(38,947)	—	—	(38,947)
Lead	(16,237)	(26,379)	—	(42,616)
Total By-product credits	(116,663)	(40,583)	—	(157,246)
Cash Cost, After By-product Credits	$(10,113)	$9,595	$—	$(518)
AISC, After By-product Credits	$11,921	$23,830	$18,133	$53,884
Divided by ounces produced	4,840	2,114		6,954
Cash Cost, Before By-product Credits, per Ounce	$22.01	$23.74		$22.54
By-product credits per ounce	(24.10)	(19.20)		(22.61)
Cash Cost, After By-product Credits, per Ounce	$(2.09)	$4.54		$(0.07)
AISC, Before By-product Credits, per Ounce	$26.57	$30.47		$30.36
By-product credits per ounce	(24.10)	(19.20)		(22.61)
AISC, After By-product Credits, per Ounce	$2.47	$11.27		$7.75

In thousands (except per ounce amounts)	Six Months Ended June 30, 2022 (5)
	Casa Berardi	Total Gold
Total cost of sales	$124,038	$124,038
Depreciation, depletion and amortization	(31,305)	(31,305)
Treatment costs	915	915
Change in product inventory	(1,356)	(1,356)
Reclamation and other costs	(419)	(419)
Cash Cost, Before By-product Credits (1)	91,873	91,873
Reclamation and other costs	419	419
Sustaining capital	14,878	14,878
AISC, Before By-product Credits (1)	107,170	107,170
By-product credits:
Silver	(354)	(354)
Total By-product credits	(354)	(354)
Cash Cost, After By-product Credits	$91,519	$91,519
AISC, After By-product Credits	$106,816	$106,816
Divided by ounces produced	64	64
Cash Cost, Before By-product Credits, per Ounce	$1,446	$1,446
By-product credits per ounce	(6)	(6)
Cash Cost, After By-product Credits, per Ounce	$1,440	$1,440
AISC, Before By-product Credits, per Ounce	$1,686	$1,686
By-product credits per ounce	(6)	(6)
AISC, After By-product Credits, per Ounce	$1,680	$1,680

In thousands (except per ounce amounts)	Six Months Ended June 30, 2022 (5)
	Total Silver	Total Gold	Total
Total cost of sales	$169,756	$124,038	$293,794
Depreciation, depletion and amortization	(41,943)	(31,305)	(73,248)
Treatment costs	26,372	915	27,287
Change in product inventory	5,034	(1,356)	3,678
Reclamation and other costs	(2,491)	(419)	(2,910)
Cash Cost, Before By-product Credits (1)	156,728	91,873	248,601
Reclamation and other costs	1,974	419	2,393
Sustaining capital	34,442	14,878	49,320
General and administrative	17,986	—	17,986
AISC, Before By-product Credits (1)	211,130	107,170	318,300
By-product credits:
Zinc	(75,683)	—	(75,683)
Gold	(38,947)	—	(38,947)
Lead	(42,616)	—	(42,616)
Silver	—	(354)	(354)
Total By-product credits	(157,246)	(354)	(157,600)
Cash Cost, After By-product Credits	$(518)	$91,519	$91,001
AISC, After By-product Credits	$53,884	$106,816	$160,700
Divided by ounces produced	6,954	64
Cash Cost, Before By-product Credits, per Ounce	$22.54	$1,446
By-product credits per ounce	(22.61)	(6)
Cash Cost, After By-product Credits, per Ounce	$(0.07)	$1,440
AISC, Before By-product Credits, per Ounce	$30.36	$1,686
By-product credits per ounce	(22.61)	(6)
AISC, After By-product Credits, per Ounce	$7.75	$1,680

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

(4)
Other includes $354,000 and $786,000 of total cost of sales for the three months and six months ended June 30, 2023, respectively, related to the environmental services business acquired as part of the Alexco acquisition.

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

(6)
Keno Hill is in the ramp-up phase of production and as such costs associated with ramp up at this operation which amounted to $9.4 million and $15.3 million for the three and six months ended June 30, 2023 are excluded from the calculation of total cost of sales, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(7)
Casa Berardi operations were suspended in June 2023 in response to the directive of the Quebec Ministry of Natural Resources and Forests. Suspension costs amounted to $2.2 million for the three and six month periods ended June 30, 2023 and are excluded from the calculation of total cost of sales, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

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

At June 30, 2023, we had $106.8 million in cash and cash equivalents, of which $17.6 million was held in foreign subsidiaries' local currency that we anticipate utilizing for near-term operating, exploration or capital costs by those foreign subsidiaries. We also have USD cash and cash equivalent balances held by our foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from our U.S. operations are adequate to fund our U.S. operations and corporate activities.

Pursuant to our common stock dividend policy described in Note 11 of Notes to Consolidated Financial Statements in our 2022 Form 10-K, our board of directors declared and paid dividends on our common stock totaling $3.8 million in each of the first and second quarters of 2023 and $3.4 million in each of the first and second quarters of 2022. Our dividend policy has a silver-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend.

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

Pursuant to our stock repurchase program described in Note 11 of Notes to Consolidated Financial Statements in our 2022 Form 10-K, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of June 30, 2023 and December 31, 2022, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. We have not repurchased any shares since June 2014.

As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited) pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents in “at-the-market” offerings. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The equity distribution agreement can be terminated by us at any time. Any sales of shares under that agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. During the three months ended June 30, 2023, we sold 2,080,060 shares under the agreement for proceeds of $14.0 million, net of commissions and fees of $0.2 million. During the six months ended June 30, 2023, we sold 4,253,334 shares under the agreement for proceeds of $25.9 million, net of commissions and fees of $0.4 million.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability under our Credit Agreement, we believe we will be able to meet our obligations and other potential cash requirements during the next 12 months and beyond. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes and IQ Notes; principal and interest payments under our Credit Agreement; deferral of revenues, care-and-maintenance and other costs related to addressing the impacts of COVID-19 on our operations; capital expenditures at our operations; potential acquisitions of other mining companies or properties; regulatory matters; litigation; potential repurchases of our common stock under the program described above; and payment of dividends on common stock, if declared by our board of directors.

We currently estimate a range of approximately $225 to $235 million will be spent in 2023 on capital expenditures, primarily for equipment, infrastructure, and development at our mines, including $105.9 million already incurred as of June 30, 2023, before any lease financing. We also estimate exploration and pre-development expenditures will total approximately $33.0 million in 2023, including $11.9 million already incurred as of June 30, 2023. Our expenditures for these items and our related plans for 2023 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

Our liquid assets include (in millions):

	June 30, 2023	December 31, 2022
Cash and cash equivalents held in U.S. dollars	$89.2	$86.8
Cash and cash equivalents held in foreign currency	17.6	17.9
Total cash and cash equivalents	106.8	104.7
Marketable equity securities - non-current	20.8	24.0
Total cash, cash equivalents and investments	$127.6	$128.7

Cash and cash equivalents increased by $2.1 million in the first six months of 2023. Cash held in foreign currencies represents balances in Canadian dollars and Mexican Pesos. The value of non-current marketable equity securities decreased by $3.2 million.

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash provided by operating activities (in millions)	$64.4	$78.1

Cash provided by operating activities for the six months ended June 30, 2023 of $64.4 million represented a $13.7 million decrease compared to the $78.1 million provided compared to the same period for 2022. The decrease was due to a net working capital outflow of $16.2 million for the six months ended June 30, 2023 reflecting higher vendor and 2022 incentive compensation payments, partially offset by higher income adjusted for non cash items in the six months ended June 30, 2023 compared to the same period for 2022, reflecting higher realized prices and higher production costs.

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash used in investing activities (in millions)	$(105.8)	$(74.5)

During the six months ended June 30, 2023, we invested $105.9 million in capital expenditures, an increase of $50.1 million compared to the same period in 2022. The variance was primarily due to $20.6 million invested at Keno Hill during the six months ended June 30, 2023 and increased spending at Casa Berardi and Lucky Friday. During the same period in 2022, we invested $21.9 million in marketable securities of mining companies and generated proceeds of $2.5 million upon disposal of an investment.

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash provided by (used in) financing activities (in millions)	$42.3	$(14.1)

During the six months ended June 30, 2023, we had net draws on our revolving credit facility of $31 million outstanding at an interest rate of 7.76%. During the six months ended June 30, 2023 and 2022, we paid cash dividends on our common and preferred stock totaling $7.8 million and $7.0 million, respectively. We issued stock under our ATM program described above for net proceeds of $25.9 million in the six months ended June 30, 2023. We made repayments on our finance leases of $4.8 million and $3.3 million in the six months ended June 30, 2023 and 2022, respectively.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, IQ Notes, credit facility, outstanding purchase orders, certain capital expenditures and lease arrangements as of June 30, 2023 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$53,551	$—	$—	$—	$53,551
Credit facility(2)	31,842	1,684	1,095	—	34,621
Finance lease commitments (3)	10,534	16,464	8,929	—	35,927
Operating lease commitments (4)	2,248	2,559	2,358	6,050	13,215
Senior Notes (5)	34,438	68,876	539,569	—	642,883
IQ Notes (6)	2,322	38,604	—	—	40,926
Total contractual cash obligations	$134,935	$128,187	$551,951	$6,050	$821,123

(1)
Consists of open purchase orders and commitments of approximately $16.5 million, $20.8 million, $10.5 million, $3.5 million and $2.3 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, Casa Berardi and Nevada Operations, respectively.

(2)
The Credit Agreement provides for a $150 million revolving credit facility. We had net draws of $31 million and $6.8 million in letters of credit outstanding as of June 30, 2023. The amounts in the table above assume no additional amounts will be drawn in future periods, and include only the standby fee on the current undrawn balance and accrued interest. For more information on our credit facility, see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)
Includes scheduled finance lease payments of $10.3 million, $7.3 million, $8.8 million, and $9.5 million, respectively, for equipment at our Greens Creek, Lucky Friday, Casa Berardi, and Keno Hill.

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

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters. At June 30, 2023, our liabilities for these matters totaled $119.9 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Critical Accounting Estimates

There have been no significant changes to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K.

Off-Balance Sheet Arrangements

At June 30, 2023, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of December 31, 2022
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$69,889	$20,152	$14,702	$—	$104,743
Other current assets	4,959	147,103	10,922	—	$162,984
Properties, plants, equipment and mineral interests - net	1,913	2,288,199	279,678	—	$2,569,790
Intercompany receivable (payable)	(159,442)	(598,248)	303,433	454,257	$—
Investments in subsidiaries	2,128,366	—	—	(2,128,366)	$—
Other non-current assets	355,631	20,870	43,241	(330,087)	$89,655
Total assets	$2,401,316	$1,878,076	$651,976	$(2,004,196)	$2,927,172
Liabilities and Stockholders' Equity
Current liabilities	$(93,660)	$134,016	$13,939	$124,171	$178,466
Long-term debt	506,364	11,378	0	—	$517,742
Non-current portion of accrued reclamation	—	101,900	6,508	—	$108,408
Non-current deferred tax liability	—	113,876	11,970	—	$125,846
Other non-current liabilities	9,645	6,720	1,378	—	$17,743
Stockholders' equity	1,978,967	1,510,186	618,181	(2,128,367)	$1,978,967
Total liabilities and stockholders' equity	$2,401,316	$1,878,076	$651,976	$(2,004,196)	$2,927,172

	As of June 30, 2023
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$68,684	$37,128	$974	$—	$106,786
Other current assets	19,169	127,939	5,261	—	152,369
Properties, plants, equipment and mineral interests, net	(36)	2,607,407	8,376	—	2,615,747
Intercompany receivable (payable)	(182,742)	(747,029)	565,779	363,992	—
Investments in subsidiaries	2,252,883	—	—	(2,252,883)	—
Other non-current assets	404,118	19,215	15,724	(368,500)	70,557
Total assets	$2,562,076	$2,044,660	$596,114	$(2,257,391)	$2,945,459
Liabilities and Stockholders' Equity
Current liabilities	$27,850	$122,990	$5,008	$(4,508)	$151,340
Long-term debt	538,579	21,238	—	—	559,817
Non-current portion of accrued reclamation	—	108,191	2,045	—	110,236
Non-current deferred tax liability	—	118,611	—	—	118,611
Other non-current liabilities	2,811	6,718	3,090	—	12,619
Stockholders' equity	1,992,836	1,666,912	585,971	(2,252,883)	1,992,836
Total liabilities and stockholders' equity	$2,562,076	$2,044,660	$596,114	$(2,257,391)	$2,945,459

Unaudited Interim Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2023
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$9,057	$368,574	$—	$—	$377,631
Cost of sales	(1,966)	(231,338)	—	—	(233,304)
Depreciation, depletion, amortization	—	(71,720)	—	—	(71,720)
General and administrative	(9,735)	(12,450)	(668)	—	(22,853)
Exploration and pre-development	(185)	(10,169)	(1,506)	—	(11,860)
Equity in earnings of subsidiaries	(16,762)	—	—	16,762	—
Other (expense) income	14,571	(53,309)	(1,776)	(7,843)	(48,357)
Income (loss) before income taxes	(5,020)	(10,412)	(3,950)	8,919	(10,463)
(Provision) benefit from income taxes	(13,848)	(2,400)	—	7,844	(8,404)
Net income (loss)	(18,868)	(12,812)	(3,950)	16,763	(18,867)
Preferred stock dividends	(276)	—	—	—	(276)
Income (loss) applicable to common stockholders	$(19,144)	$(12,812)	$(3,950)	$16,763	$(19,143)
Net income (loss)	(18,868)	(12,812)	(3,950)	16,763	(18,867)
Changes in comprehensive income (loss)	11,748	—	—	—	11,748
Comprehensive income (loss)	$(7,120)	$(12,812)	$(3,950)	$16,763	$(7,119)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risks and risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at June 30, 2023, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Item 1A. – Risk Factors of our 2022 Form 10-K).

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

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer. Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our 2022 Form 10-K). At June 30, 2023, metals contained in concentrate sales and exposed to future price changes totaled 1.845 million ounces of silver, 7,100 ounces of gold, 775 tons of zinc, and 3,825 tons of lead. If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $10.7 million. As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

Commodity-Price Risk Management

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2022 Form 10-K for a description of our commodity-price risk management program.

Foreign Currency Risk Management

We operate or have mining interests in Canada, which exposes us to risks associated with fluctuations in the exchange rates between the USD and the CAD. We determined the functional currency for our Canadian operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD to USD are recorded to earnings each period. For the three and six months ended June 30, 2023, we recognized a net foreign exchange loss of $3.9 million and $3.7 million, respectively, compared to a net foreign exchange gain of $4.5 million and $2.4 million for the three and six months ended June 30, 2022 respectively. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at June 30, 2023 would have resulted in a change of approximately $9.9 million in our net foreign exchange gain or loss. We do not hedge the remeasurement of monetary assets and liabilities. We do hedge some of our operating and capital costs denominated in foreign currency.

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Note 9 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for a description of our foreign currency risk management.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of June 30, 2023, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Item 5(c) During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – March 31, 2023

Index to Exhibits

Exhibit Number	Description
2.1

Arrangement Agreement dated as of April 5, 2023, by and among Hecla Mining Company, Alexco Resource Corp. and ATAC Resources Ltd. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on April 6, 2023 (File No. 1-8491) and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of the Registrant. Filed as exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 26, 2023 (File No. 1-8491) and incorporated herein by reference.
3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on May 26, 2023 (File No. 1-8491) and incorporated herein by reference.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine safety information listed in Section 1503 of the Dodd-Frank Act.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. **
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) **

* Filed herewith

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Items 3, 5(a), and 5(b) of Part II are not applicable and are omitted from this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HECLA MINING COMPANY
(Registrant)

Date:	August 9, 2023	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	August 9, 2023	By:	/s/ Russell D. Lawlar
Russell D. Lawlar, Senior Vice President,
Chief Financial Officer