Form 10-Q
period 2023-09-30
HECLA MINING CO/DE/
filed 2023-11-07
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding November 2, 2023
Common stock, par value $0.25 par value per share	618,232,871

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2023

INDEX*

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Sales	$181,906	$146,339	$559,537	$524,080
Cost of sales and other direct production costs	112,212	104,900	345,516	326,579
Depreciation, depletion and amortization	36,217	32,992	107,937	106,362
Total cost of sales	148,429	137,892	453,453	432,941
Gross profit	33,477	8,447	106,084	91,139
Other operating expenses:
General and administrative	7,596	11,003	30,449	28,989
Exploration and pre-development	13,686	15,128	25,546	39,136
Ramp-up and suspension costs	21,025	5,092	48,684	16,539
Provision for closed operations and environmental matters	2,256	1,781	6,411	4,154
Other operating (income) expense, net	1,555	902	(2,729)	5,310
Total other operating expenses	46,118	33,906	108,361	94,128
Loss from operations	(12,641)	(25,459)	(2,277)	(2,989)
Other income (expense):
Interest expense	(10,710)	(10,874)	(31,186)	(31,785)
Fair value adjustments, net	(6,397)	(4,240)	(5,774)	(14,703)
Net foreign exchange gain	4,176	5,667	434	8,111
Other income	1,657	1,853	4,425	4,828
Total other expense	(11,274)	(7,594)	(32,101)	(33,549)
Loss before income and mining taxes	(23,915)	(33,053)	(34,378)	(36,538)
Income and mining tax benefit (expense)	1,500	9,527	(6,904)	3,642
Net loss	(22,415)	(23,526)	(41,282)	(32,896)
Preferred stock dividends	(138)	(138)	(414)	(414)
Net loss applicable to common stockholders	$(22,553)	$(23,664)	$(41,696)	$(33,310)
Comprehensive loss:
Net loss	$(22,415)	$(23,526)	$(41,282)	$(32,896)
Change in fair value of derivative contracts designated as hedge transactions	(11,384)	(12,692)	364	19,491
Comprehensive loss	$(33,799)	$(36,218)	$(40,918)	$(13,405)
Basic loss per common share after preferred dividends	$(0.04)	$(0.04)	$(0.07)	$(0.06)
Diluted loss per common share after preferred dividends	$(0.04)	$(0.04)	$(0.07)	$(0.06)
Weighted average number of common shares outstanding - basic	607,896	554,531	604,028	544,000
Weighted average number of common shares outstanding - diluted	607,896	554,531	604,028	544,000
Cash dividends declared per common share	$0.00625	$0.00625	$0.0125	$0.0125

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Operating activities:
Net loss	$(41,282)	$(32,896)
Non-cash elements included in net loss:
Depreciation, depletion and amortization	111,705	106,743
Inventory adjustments	16,332	2,159
Fair value adjustments, net	5,774	3,486
Provision for reclamation and closure costs	7,805	4,789
Stock-based compensation	5,122	4,298
Deferred income taxes	795	(17,828)
Foreign exchange gain	(434)	(8,353)
Other non-cash items, net	1,624	2,454
Change in assets and liabilities:
Accounts receivable	25,020	34,788
Inventories	(24,339)	(19,472)
Other current and non-current assets	(15,045)	(3,420)
Accounts payable, accrued and other current liabilities	(2,389)	(21,708)
Accrued payroll and related benefits	(11,244)	1,679
Accrued taxes	(1,008)	(2,652)
Accrued reclamation and closure costs and other non-current liabilities	(3,821)	(297)
Cash provided by operating activities	74,615	53,770
Investing activities:
Additions to properties, plants, equipment and mineral interests	(161,265)	(93,237)
Change in restricted cash	—	2,011
Proceeds from sale of investments	—	9,375
Proceeds from disposition of properties, plants and equipment	160	748
Purchases of investments	(1,753)	(30,540)
Acquisitions, net	—	8,952
Pre-acquisition advance to Alexco	—	(25,000)
Net cash used in investing activities	(162,858)	(127,691)
Financing activities:
Proceeds from sale of common stock, net	25,888	4,542
Acquisition of treasury stock	(2,036)	(3,677)
Borrowing of debt	119,000	25,000
Repayment of debt	(39,000)	—
Dividends paid to common and preferred stockholders	(11,755)	(10,549)
Credit facility fees paid	—	(517)
Repayments of finance leases	(7,990)	(5,222)
Net cash provided by financing activities	84,107	9,577
Effect of exchange rates on cash	77	(804)
Net decrease in cash, cash equivalents and restricted cash	(4,059)	(65,148)
Cash, cash equivalents and restricted cash at beginning of period	105,907	211,063
Cash, cash equivalents and restricted cash at end of period	$101,848	$145,915
Supplemental disclosure of cash flow information:
Cash paid for interest	$37,514	$37,179
Cash paid for income and mining taxes, net	$7,385	$13,061
Significant non-cash investing and financing activities:
Addition of finance lease obligations and right-of-use assets	$16,092	$9,692
Common stock issued to ATAC Resources Ltd. shareholders	$18,789	$—
Common stock issued to Alexco Resource Corp. shareholders	$—	$68,733
Common stock issued to settle acquired silver stream	$—	$135,000
Common stock issued to pension plans	$—	$5,570

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$100,685	$104,743
Accounts receivable:
Trade	16,685	45,146
Other, net	15,286	10,695
Inventories:
Concentrates, doré, stockpiled ore, and metals in transit and in-process	33,993	37,303
Materials and supplies	63,355	53,369
Other current assets	18,410	16,471
Total current assets	248,414	267,727
Investments	16,594	24,018
Restricted cash	1,163	1,164
Properties, plants, equipment and mineral interests, net	2,648,309	2,569,790
Operating lease right-of-use assets	9,163	11,064
Deferred tax assets	3,349	21,105
Other non-current assets	34,164	32,304
Total assets	$2,961,156	$2,927,172
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$87,148	$84,747
Accrued payroll and related benefits	22,671	37,579
Accrued taxes	3,064	4,030
Finance leases	11,293	9,483
Accrued reclamation and closure costs	10,352	8,591
Accrued interest	5,191	14,454
Other current liabilities	5,652	19,582
Total current liabilities	145,371	178,466
Accrued reclamation and closure costs	109,613	108,408
Long-term debt including finance leases	604,953	517,742
Deferred tax liability	109,293	125,846
Other non-current liabilities	14,156	17,743
Total liabilities	983,386	948,205
Commitments and contingencies (Notes 4, 7, 8, and 10)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,776 shares issued and outstanding, liquidation preference — $7,889	39	39
Common stock, $0.25 par value, authorized 750,000,000 shares; issued September 30, 2023 — 617,767,667 shares and December 31, 2022 — 607,619,495 shares	154,355	151,819
Capital surplus	2,311,266	2,260,290
Accumulated deficit	(456,968)	(403,931)
Accumulated other comprehensive income, net	2,812	2,448
Less treasury stock, at cost; September 30, 2023 — 8,535,161 and December 31, 2022 — 8,132,553 shares issued and held in treasury	(33,734)	(31,698)
Total stockholders’ equity	1,977,770	1,978,967
Total liabilities and stockholders’ equity	$2,961,156	$2,927,172

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars are in thousands, except for share and per share amounts)

	Three Months Ended September 30, 2023
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, July 1, 2023	$39	$153,334	$2,289,607	$(430,606)	$14,196	$(33,734)	$1,992,836
Net loss	—	—	—	(22,415)	—	—	(22,415)
Stock-based compensation expense	—	—	1,758	—	—	—	1,758
Common stock ($0.00625 per share) and Series B Preferred Stock ($0.875 per share) dividends declared	—	—	—	(3,947)	—	—	(3,947)
Common stock issued for 401(k) match (283,541 shares)	—	71	1,386	—	—	—	1,457
Common stock issued to ATAC Resources Ltd. shareholders (3,676,904 shares)	—	919	17,870	—	—	—	18,789
Common stock issued to directors (125,063 shares)	—	31	645	—	—	—	676
Other comprehensive (loss)	—	—	—	—	(11,384)	—	(11,384)
Balances, September 30, 2023	$39	$154,355	$2,311,266	$(456,968)	$2,812	$(33,734)	$1,977,770

	Three Months Ended September 30, 2022
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, July 1, 2022	$39	$137,241	$2,043,621	$(370,048)	$3,727	$(31,698)	$1,782,882
Net loss	—	—	—	(23,526)	—	—	(23,526)
Common stock issued to Alexco Resource Corp. shareholders (17,992,875 shares)	—	4,498	64,235	—	—	—	68,733
Common stock issued to settle the acquired silver stream (34,800,990 shares)	—	8,700	126,300	—	—	—	135,000
Common stock issued for 401(k) match (422,860 shares)	—	106	1,472	—	—	—	1,578
Common stock issued under ATM program, net (1,176,861 shares)	—	294	4,248	—	—	—	4,542
Common stock ($0.00625 per share) and Series B Preferred Stock ($0.875 per share) dividends declared	—	—	—	(3,522)	—	—	(3,522)
Restricted stock units granted	—	—	1,773	—	—	—	1,773
Other comprehensive (loss)	—	—	—	—	(12,692)	—	(12,692)
Balances, September 30, 2022	$39	$150,839	$2,241,649	$(397,096)	$(8,965)	$(31,698)	$1,954,768

	Nine Months Ended September 30, 2023
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, January 1, 2023	$39	$151,819	$2,260,290	$(403,931)	$2,448	$(31,698)	$1,978,967
Net loss	—	—	—	(41,282)	—	—	(41,282)
Stock-based compensation expense	—	—	4,446	—	—	—	4,446
Incentive compensation units distributed (1,435,193 shares)	—	359	(359)	—	—	(2,036)	(2,036)
Common stock ($0.0125 per share) and Series B Preferred Stock ($1.75 per share) dividends declared	—	—	—	(11,755)	—	—	(11,755)
Common stock issued under ATM program, net (4,253,334 shares)	—	1,063	24,825	—	—	—	25,888
Common stock issued for 401(k) match (657,678 shares)	—	164	3,549	—	—	—	3,713
Common stock issued to ATAC Resources Ltd. shareholders (3,676,904 shares)	—	919	17,870	—	—	—	18,789
Common stock issued to directors (125,063 shares)	—	31	645	—	—	—	676
Other comprehensive income	—	—	—	—	364	—	364
Balances, September 30, 2023	$39	$154,355	$2,311,266	$(456,968)	$2,812	$(33,734)	$1,977,770

	Nine Months Ended September 30, 2022
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, January 1, 2022	$39	$136,391	$2,034,485	$(353,651)	$(28,456)	$(28,021)	$1,760,787
Net loss	—	—	—	(32,896)	—	—	(32,896)
Restricted stock units granted	—	—	3,881	—	—	—	3,881
Restricted stock units and performance stock units distributed (1,789,042 shares)	—	447	(447)	—	—	(3,677)	(3,677)
Common stock issued for 401(k) match (657,678 shares)	—	186	3,283	—	—	—	3,469
Common stock issued to directors (98,310 shares)	—	25	392	—	—	—	417
Common stock issued to pension plans (1,190,000 shares)	—	298	5,272	—	—	—	5,570
Common stock issued to Alexco Resource Corp. shareholders (17,992,875 shares)	—	4,498	64,235	—	—	—	68,733
Common stock issued to settle the acquired silver stream (34,800,990)	—	8,700	126,300	—	—	—	135,000
Common stock issued under ATM program, net (1,176,861 shares)	—	294	4,248	—	—	—	4,542
Common stock ($0.0125 per share) and Series B Preferred Stock ($2.625 per share) dividends declared	—	—	—	(10,549)	—	—	(10,549)
Other comprehensive income	—	—	—	—	19,491	—	19,491
Balances, September 30, 2022	$39	$150,839	$2,241,649	$(397,096)	$(8,965)	$(31,698)	$1,954,768

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1. Basis of Preparation of Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Hecla Mining Company and its subsidiaries (collectively, “Hecla,” “the Company,” “we,” “our,” or “us,” except where the context requires otherwise) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required annually by accounting principles generally accepted in the United States of America (“GAAP”). Therefore, this information should be read in conjunction with Hecla Mining Company’s consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The consolidated December 31, 2022 balance sheet data was derived from our audited consolidated financial statements. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

On July 7, 2023, we completed the acquisition of ATAC Resources Ltd. ("ATAC"), a Canadian publicly traded company, for total consideration of approximately $19.4 million through the issuance of 3,676,904 shares of Hecla common stock to ATAC shareholders based on the share exchange ratio of 0.0166 Hecla share for each ATAC common share, and $0.6 million of acquisition costs. The acquisition was deemed to be an asset acquisition under GAAP as substantially all of the fair value of the gross assets acquired was concentrated in a single asset group being mineral interests. The total consideration was assigned to the estimated fair values of the assets acquired and liabilities assumed, with $18.1 million assigned to mineral interests. As part of the acquisition, we also acquired 5,502,956 units consisting of (i) shares of Cascadia Minerals Ltd. (“Cascadia”) representing a 19.9% stake, and (ii) full warrants with a five-year term for a CAD$2 million cash investment in Cascadia. Cascadia will be managed by the former management of ATAC, who will explore specific properties in the Yukon and British Columbia. We have the right to appoint two directors to Cascadia’s board.

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

General corporate activities not associated with operating mines and their various exploration activities, as well as idle properties and environmental remediation services in the Yukon, Canada, are presented as “other.” The nature of the items that reconcile income (loss) from operations to loss before income and mining taxes are not related to our reportable segments.

The following tables present information about our reportable segments sales for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total sales:
Greens Creek	$96,459	$60,875	$290,961	$239,688
Lucky Friday	21,409	28,460	113,167	102,380
Keno Hill	16,001	—	17,582	—
Casa Berardi	46,912	56,939	134,856	181,679
Nevada Operations	—	—	960	268
Other	1,125	65	2,011	65
	$181,906	$146,339	$559,537	$524,080
Income (loss) from operations:
Greens Creek	$31,169	$1,378	$92,824	$63,768
Lucky Friday	(4,935)	4,269	20,161	18,568
Keno Hill	(7,462)	(2,324)	(24,145)	(2,324)
Casa Berardi	(12,433)	(5,226)	(35,492)	(8,497)
Nevada Operations	(6,061)	(8,917)	(16,981)	(30,879)
Other	(12,919)	(14,639)	(38,644)	(43,625)
	$(12,641)	$(25,459)	$(2,277)	$(2,989)

The following table presents total assets by reportable segment as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Total assets:
Greens Creek	$568,881	$582,687
Lucky Friday	564,746	571,510
Keno Hill	354,149	276,096
Casa Berardi	694,030	681,631
Nevada Operations	461,706	466,722
Other	317,644	348,526
	$2,961,156	$2,927,172

Our sales for the three and nine months ended September 30, 2023 and 2022 are comprised of metal sales and revenue from our environmental remediation services in the Yukon.

Total sales for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Silver	$74,425	$45,924	$235,447	$182,306
Gold	70,206	69,289	208,216	228,475
Lead	15,719	16,033	62,778	56,912
Zinc	33,066	28,051	91,912	94,865
Less: Smelter and refining charges	(12,550)	(13,023)	(40,743)	(38,543)
Total metal sales	180,866	146,274	557,610	524,015
Environmental remediation services	1,040	65	1,927	65
Total sales	$181,906	$146,339	$559,537	$524,080

Sales of metals for the three and nine months ended September 30, 2023 included net gains of $4.0 million and $13.1 million, respectively, on financially-settled forward option contracts for silver, gold, lead and zinc. Sales of metals for the three and nine months ended September 30, 2022 included net gains of $1.6 million and $8.1 million, respectively, on such contracts. See Note 8 for more information.

Note 3. Income and Mining Taxes

Major components of our income and mining tax benefit (expense) for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Current:
Domestic	$(1,182)	$253	$(2,980)	$(2,296)
Foreign	(1,029)	(1,085)	(3,050)	(4,172)
Total current income and mining tax expense	(2,211)	(832)	(6,030)	(6,468)
Deferred:
Domestic	(3,696)	8,156	(17,619)	915
Foreign	7,407	2,203	16,745	9,195
Total deferred income and mining tax benefit (expense)	3,711	10,359	(874)	10,110
Total income and mining tax benefit (expense)	$1,500	$9,527	$(6,904)	$3,642

The income and mining tax benefit (expense) for the three and nine months ended September 30, 2023 and 2022 varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax income due primarily to the impact of taxation in foreign jurisdictions, non-recognition of net operating losses and foreign exchange gains and losses in certain jurisdictions.

For the three and nine months ended September 30, 2023, we used the annual effective tax rate method to calculate the tax provision. Valuation allowances on Nevada, Mexico and certain Canadian net operating losses were treated as discrete adjustments to the tax calculation including losses incurred by the acquired Alexco Resource Corp. entities ("Alexco"), which were acquired on September 7, 2022, and losses incurred by ATAC, which was acquired on July 7, 2023.

Note 4. Employee Benefit Plans

We sponsor three defined benefit pension plans, two of which cover substantially all U.S. employees. Net periodic pension (benefit) cost for the plans consisted of the following for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$949	$1,566	$2,847	$4,697
Interest cost	1,993	1,369	5,979	4,107
Expected return on plan assets	(3,107)	(3,363)	(9,321)	(10,089)
Amortization of prior service cost	125	128	375	384
Amortization of net loss	(47)	512	(141)	1,537
Net periodic pension (benefit) cost	$(87)	$212	$(261)	$636

For the three and nine months ended September 30, 2023 and 2022, the service cost component of net periodic pension cost is included in the same line items of our condensed consolidated financial statements as other employee compensation costs. The net benefit related to all other components of net periodic pension cost of $1.0 million and $3.1 million for the three and nine months ended September 30, 2023, respectively, and $1.4 million and $4.1 million for the three and nine months ended September 30, 2022, respectively, is included in other income on our condensed consolidated statements of operations and comprehensive loss.

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

The following table represents net loss per common share – basic and diluted (in thousands, except income (loss) per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss	$(22,415)	$(23,526)	$(41,282)	$(32,896)
Preferred stock dividends	(138)	(138)	(414)	(414)
Net loss applicable to common stockholders	$(22,553)	$(23,664)	$(41,696)	$(33,310)

Denominator
Basic weighted average common shares	607,896	554,531	604,028	544,000
Dilutive restricted stock units, warrants and deferred shares	—	—	—	—
Diluted weighted average common shares	607,896	554,531	604,028	544,000

Basic loss per common share	$(0.04)	$(0.04)	$(0.07)	$(0.06)
Diluted loss per common share	$(0.04)	$(0.04)	$(0.07)	$(0.06)

For the three and nine months ended September 30, 2023 and 2022, all outstanding unvested restricted stock units, deferred restricted stock units, warrants and convertible preferred stock were excluded from the computation of diluted loss per share, as our reported net loss would cause their conversion and exercise to have an anti-dilutive effect on the calculation of diluted loss per share.

Note 6. Stockholders’ Equity

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including our share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any sales of shares under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. Under the agreement, we have sold 8,113,553 shares for proceeds of $43.2 million, net of commissions and fees of $0.7 million. During the three months ended September 30, 2023, we did not sell any shares under the agreement. During the nine months ended September 30, 2023, we sold 4,253,334 shares under the agreement for proceeds of $25.9 million, net of commissions and fees of $0.4 million.

Stock-based Compensation Plans

The Company has stock incentive plans for executives, directors and eligible employees, comprised of performance shares and restricted stock. Stock-based compensation expense for restricted stock unit and performance-based grants (collectively "incentive compensation") to employees and shares issued to non-employee directors totaled $2.4 million and $5.1 million for the three and nine months ended September 30, 2023, respectively, and $1.8 million and $4.3 million for the three and nine months ended September 30, 2022, respectively. At September 30, 2023, there was $9.0 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.5 years.

The following table summarizes the grants awarded during the nine months ended September 30, 2023:

Grant date	Award type	Number granted	Grant date fair value per share
June 21, 2023	Restricted stock	1,230,223	$5.05
June 21, 2023	Performance based	314,778	$3.54
August 7, 2023	Restricted stock	51,357	$5.16
August 7, 2023	Performance based	21,318	$3.54

In connection with the vesting of incentive compensation, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations and pays the obligations in cash. As a result, in the nine months ended September 30, 2023, we withheld 404,514 shares valued at approximately $2.0 million, or approximately $5.03 per share.

Common Stock Dividends

The following table summarizes the dividends our Board of Directors have declared and we have paid during 2023 pursuant to our dividend policy:

Quarter	Prior Quarter Realized Silver Price	Silver-linked component	Minimum component	Total dividend per share
First	22.03	$0.0025	$0.00375	$0.00625
Second	22.62	$0.0025	$0.00375	$0.00625
Third	23.67	$0.0025	$0.00375	$0.00625

Accumulated Other Comprehensive Income (Loss), Net

The following table lists the beginning balance, quarterly activity and ending balances, net of income and mining tax, of each component of “Accumulated other comprehensive income (loss), net” (in thousands):

	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Income (Loss), Net
Balance January 1, 2023	$9,162	$(6,714)	2,448
Changes in fair value of derivative contracts	8,665	—	8,665
Gains and deferred gains transferred from accumulated other comprehensive income	(2,149)	—	(2,149)
Balance March 31, 2023	$15,678	$(6,714)	$8,964
Changes in fair value of derivative contracts	7,445	—	7,445
Gains and deferred gains transferred from accumulated other comprehensive income	(2,213)	—	(2,213)
Balance June 30, 2023	$20,910	$(6,714)	$14,196
Changes in fair value of derivative contracts	(5,265)	—	(5,265)
Gains and deferred gains transferred from accumulated other comprehensive income	(6,119)	—	(6,119)
Balance September 30, 2023	$9,526	$(6,714)	$2,812

	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Income (Loss), Net
Balance January 1, 2022	$(4,675)	$(23,781)	(28,456)
Changes in fair value of derivative contracts	(31,798)	—	(31,798)
Gains transferred from accumulated other comprehensive income	(1,367)	—	(1,367)
Balance March 31, 2022	(37,840)	(23,781)	(61,621)
Changes in fair value of derivative contracts	61,939	—	61,939
Gains transferred from accumulated other comprehensive income	3,409	—	3,409
Balance June 30, 2022	$27,508	$(23,781)	$3,727
Changes in fair value of derivative contracts	(16,701)	—	(16,701)
Gains transferred from accumulated other comprehensive income	4,009	—	4,009
Balance September 30, 2022	$14,816	$(23,781)	$(8,965)

Note 7. Debt, Credit Agreement and Leases

Our debt as of September 30, 2023 and December 31, 2022 consisted of our 7.25% Senior Notes due February 15, 2028 (“Senior Notes”), our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”) and any drawn amounts on our $150 million Credit Agreement, which is described separately below. The following tables summarize our long-term debt balances, excluding interest and borrowings under the Credit Agreement, as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Senior Notes	IQ Notes	Total
Principal	$475,000	$35,677	$510,677
Unamortized discount/premium and issuance costs	(3,958)	284	(3,674)
Long-term debt balance	$471,042	$35,961	$507,003

	December 31, 2022
	Senior Notes	IQ Notes	Total
Principal	$475,000	$35,614	$510,614
Unamortized discount/premium and issuance costs	(4,640)	392	(4,248)
Long-term debt balance	$470,360	$36,006	$506,366

The following table summarizes the scheduled annual future payments, including interest, for our Senior Notes, IQ Notes, and finance and operating leases as of September 30, 2023 (in thousands). Operating leases are included in other current and non-current liabilities on our condensed consolidated balance sheets. The amounts for the IQ Notes are stated in U.S. dollars (“USD”) based on the USD/Canadian dollar (“CAD”) exchange rate as of September 30, 2023.

Twelve-month period ending September 30,	Senior Notes	IQ Notes	Finance Leases	Operating Leases
2024	$34,438	$2,324	$9,313	$1,802
2025	34,438	37,468	8,888	1,277
2026	34,438	—	6,415	1,273
2027	34,438	—	3,389	1,199
2028	487,912	—	4,156	1,081
Thereafter	—	—	—	5,807
	625,664	39,792	32,161	12,439
Less: effect of discounting	—	—	(2,918)	(3,069)
Total	$625,664	$39,792	$29,243	$9,370

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

At September 30, 2023, we had net draws of $80.0 million outstanding at an interest rate of 8.0%, and $6.7 million of outstanding letters of credit. Letters of credit that are outstanding reduce availability under the Credit Agreement.

We believe we were in compliance with all covenants under the Credit Agreement as of September 30, 2023.

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

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi operation and Keno Hill operation are USD-functional entities which routinely incur expenses denominated in CAD. Such expenses expose us to exchange rate fluctuations between the USD and CAD. We have a program to manage our exposure to fluctuations in the USD exchange rate for these subsidiaries' future operating and capital costs denominated in CAD. The program related to forecasted cash operating costs at Casa Berardi and Keno Hill utilizes forward contracts to buy CAD, some of which are designated as cash flow hedges. As of September 30, 2023, we have a total of 642 forward contracts outstanding to buy a total of CAD $510.8 million having a notional amount of USD$383.6 million for Casa Berardi, Keno Hill, and some corporate Canadian expenses. The CAD contracts that are related to forecasted cash operating costs at Casa Berardi and Keno Hill from 2023-2026 have a total notional value of CAD$406.3 million and have CAD-to-USD exchange rates ranging between 1.27550 and 1.37250 The CAD contracts that are related to forecasted capital expenditures at Casa Berardi from 2023-2026 have a total notional value of CAD$52.6 million at an average CAD-to-USD exchange rate of 1.357. The CAD contracts that are related to forecasted capital expenditures at Keno Hill from 2023-2026 have a total notional value of CAD$27.1 million at an average CAD-to-USD exchange rate of 1.3533.

As of September 30, 2023 and December 31, 2022, we recorded the following balances for the fair value of the foreign currency forward contracts (in millions):

	September 30,	December 31,
Balance sheet line item:	2023	2022
Other current assets	$0.9	$1.1
Other non-current assets	$0.4	$0.4
Other current liabilities	$3.3	$4.0
Other non-current liabilities	$2.2	$3.6

Net unrealized losses of $4.9 million related to the effective portion of the foreign currency forward contracts designated as hedges are included in accumulated other comprehensive income (loss) as of September 30, 2023. Unrealized gains and losses will be transferred from accumulated other comprehensive income (loss) to current earnings as the underlying operating expenses are recognized. We estimate $2.9 million in net unrealized losses included in accumulated other comprehensive income (loss) as of September 30, 2023 will be reclassified to current earnings in the next twelve months. Net realized losses of $0.6 million and $2.5 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive income (loss) and included in cost of sales and other direct production costs for the three and nine months ended September 30, 2023, respectively. Net losses of $3.2 million and net gains of $0.1 million for the three and nine months ended September 30, 2023, respectively, related to contracts not designated as hedges and no net unrealized gains or losses related to ineffectiveness of the hedges are included in fair value adjustments, net on our consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023, respectively.

Metals Prices

We are currently using financially-settled forward contracts to manage the exposure to:

•
changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement; and
•
changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.

The following tables summarize the quantities of metals committed under forward metals contracts at September 30, 2023 and December 31, 2022:

September 30, 2023	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2023 settlements	931	—	—	11,188	$23.30	N/A	N/A	$1.00
Contracts on forecasted sales
2023 settlements	—	—	441	7,992	N/A	N/A	$1.51	$0.99
2024 settlements	—	—	—	74,902	N/A	N/A	N/A	$0.97
2025 settlements	—	—	—	44,754	N/A	N/A	N/A	$0.97

December 31, 2022	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2023 settlements	3,124	8	18,629	11,960	$21.55	$1,795	$1.38	$0.98
Contracts on forecasted sales
2023 settlements	—	—	37,533	75,618	N/A	N/A	$1.34	$1.00
2024 settlements	—	—	—	45,856	N/A	N/A	N/A	$0.99

We recorded the following balances for the fair value of the forward metals contracts as of September 30, 2023 and December 31, 2022 (in millions):

	September 30, 2023			December 31, 2022
Balance sheet line item:	Contracts in an asset position	Contracts in a liability position	Net asset (liability)	Contracts in an asset position	Contracts in a liability position	Net asset (liability)
Other current assets	$1.2	$—	$1.2	$1.2	$—	$1.2
Other non-current assets	$—	$—	$—	$0.1	$—	$0.1
Other current liabilities	$—	$—	$—	$—	$(12.1)	$(12.1)
Other non-current liabilities	$—	$1.1	$1.1	$—	$(2.5)	$(2.5)

Net realized and unrealized gains of $15.1 million related to the effective portion of the forward metals contracts designated as hedges were included in accumulated other comprehensive income (loss) as of September 30, 2023. Unrealized gains and losses will be transferred from accumulated other comprehensive income (loss) to current earnings as the underlying forecasted sales are recognized. We estimate $11.7 million in net realized and unrealized gains included in accumulated other comprehensive income (loss) as of September 30, 2023 would be reclassified to current earnings in the next twelve months. The realized gains arose due to cash settlement of zinc contracts prior to maturity in 2022 and during the second quarter of 2023 for net proceeds of $17.4 million and $7.6 million, respectively. We recognized a net gain of $4.0 million, including a $6.7 million gain transferred from accumulated other comprehensive income (loss), and a net gain of $1.6 million, during the three months ended September 30, 2023 and 2022, respectively. We recognized a net gain of $13.1 million, including a $13.0 million gain transferred from accumulated other comprehensive income (loss), and a net gain of $8.1 million, during the nine months ended September 30, 2023 and 2022, respectively. These gains and losses were recognized on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which are included in sales. The net losses and gains recognized on the contracts offset gains and losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our Credit Agreement would cause a default under the derivative contract. As of September 30, 2023, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these agreements was $7.1 million as of September 30, 2023, which includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at September 30, 2023, we could have been required to settle our obligations under the agreements at their termination value of $7.1 million.

Note 9. Fair Value Measurement

Fair value adjustments, net is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain (loss) on derivative contracts	$(2,160)	$873	$1,848	$(20)
Unrealized loss on equity securities investments	(4,237)	(5,110)	(7,622)	(14,749)
Gain on disposition or exchange of investments	—	(3)	—	66
Total fair value adjustments, net	$(6,397)	$(4,240)	$(5,774)	$(14,703)

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

Description	Balance at September 30, 2023	Balance at December 31, 2022	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$100,685	$104,743	Level 1
Current and non-current investments:
Equity securities - mining industry	16,594	24,018	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	16,685	45,146	Level 2
Restricted cash balances:
Certificates of deposit and other deposits	1,163	1,164	Level 1
Derivative contracts - current and non-current derivatives assets:
Foreign exchange contracts	1,343	1,518	Level 2
Metal forward contracts	1,241	1,309	Level 2
Total assets	$137,711	$177,898

Liabilities:
Derivative contracts - current derivatives liabilities and other non-current liabilities:
Foreign exchange contracts	$5,549	$7,548	Level 2
Metal forward contracts	1,128	14,643	Level 2
Total liabilities	$6,677	$22,191

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

At September 30, 2023, our Senior Notes and IQ Notes were recorded at their carrying value of $471.0 million and $36.0 million, respectively, net of unamortized initial purchaser discount/premium and issuance costs. The estimated fair values of our Senior Notes and IQ Notes were $460.2 million and $34.2 million, respectively, at September 30, 2023. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. Unobservable inputs which we consider to be Level 3, including an assumed current annual yield of 8.06%, are utilized to estimate the fair value of the IQ Notes. See Note 7 for more information.

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

Lucky Friday Environmental Issues

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

Debt

See Note 7 for information on the commitments related to our debt arrangements as of September 30, 2023.

Other Commitments

Our contractual obligations as of September 30, 2023 included open purchase orders and commitments of approximately $15.0 million, $9.7 million, $10.3 million, $3.5 million and $1.8 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, Casa Berardi and Nevada Operations, respectively. We also have total commitments of approximately $32.2 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi, and Keno Hill units, and total commitments of approximately $12.4 million relating to payments on operating leases (see Note 7 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of September 30, 2023, we had surety bonds totaling $193.4 million and letters of credit totaling $6.7 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 11. Developments in Accounting Pronouncements

Accounting Standards Updates Adopted

In March 2020, ASU No. 2020-04 was issued which provides optional guidance for a limited period of time to ease the potential burden on accounting for contract modifications caused by reference rate reform. In January 2021, ASU No. 2021-01 was issued which broadened the scope of ASU No. 2020-04 to include certain derivative instruments. In December 2022, ASU No. 2022-06 was issued which deferred the sunset date of ASU No. 2020-04. The guidance is effective for all entities as of March 12, 2020 through December 31, 2024. The guidance may be adopted over time as reference rate reform activities occur and should be applied on a prospective basis. Certain of our derivative instruments previously referenced London Interbank Offered Rate ("LIBOR") based rates and have been amended to eliminate the LIBOR-based rate references prior to July 1, 2023. There have been no significant impacts to our financial results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates.

Note 12. Subsequent Events

On November 1, 2023, we participated in an equity offering of Dolly Varden Silver Corporation acquiring 15,384,616 shares of common stock for CAD$10 million (USD$7.3 million).

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

Overview

Established in 1891, we are the oldest operating precious metals mining company in the United States. We are the largest silver producer in the United States, producing over 45% of the U.S. silver production at our Greens Creek and Lucky Friday operations. We produce gold at our Casa Berardi and Greens Creek operations. In addition, we are developing the Keno Hill mine in the Yukon Territory, Canada which we acquired on September 7, 2022. We began ramp-up of the Keno Hill mill during the second quarter of 2023. Based upon the jurisdictions in which we operate, we believe we have lower political and economic risk compared to other mining companies whose mines are located in other parts of the world. Our exploration interests are located in the United States, Canada and Mexico. Our operating and strategic framework is based on expanding our production and locating and developing new resource potential in a safe and responsible manner.

Third Quarter 2023 Highlights

Operational:

•
Produced 3.5 million ounces of silver and 39,269 ounces of gold. See Consolidated Results of Operations below for information on total cost of sales, as well as cash costs and all in sustaining costs ("AISC"), each after by-product credits, per silver and gold ounce for the three-month periods ended September 30, 2023 and 2022.
•
Keno Hill produced 0.7 million ounces of silver as ramp-up of production continued during the quarter.
•
Advanced the underground development at Keno Hill mine by 2,339 feet.
•
Closed the ATAC Resources Ltd. acquisition for total consideration of $19.4 million, of which $18.8 million was in Hecla common stock, adding an over 700 square miles land package comprised of the Rackla and Connaught properties in the Yukon Territory, Canada.

Financial:

•
Generated sales of $181.9 million.
•
Invested in our operations by making capital expenditures of approximately $55.4 million, including $12.1 million at Greens Creek, $15.5 million at Lucky Friday, $16.2 million at Casa Berardi and $11.5 million at Keno Hill.
•
Returned $3.9 million to our stockholders through dividend payments.
•
Spent $13.7 million on exploration and pre-development activities.

Year to date 2023 Highlights

Operational:

•
Produced 11.4 million ounces of silver and 114,091 ounces of gold. See Consolidated Results of Operations below for information on total cost of sales and cash costs and AISC, each after by-product credits, per silver and gold ounce for the nine-month periods ended September 30, 2023 and 2022.
•
Greens Creek increased silver production by 2% compared to the same period in 2023.
•
Keno Hill has produced 0.9 million ounces of silver as it continues to ramp-up production.
•
Advanced the underground development at Keno Hill mine by 4,541 feet.

Financial:

•
Generated sales of $559.5 million.
•
Invested in our operations by making capital expenditures of approximately $161.3 million, including $27.5 million at Greens Creek, $46.5 million at Lucky Friday, $54.1 million at Casa Berardi and $32.1 million at Keno Hill.
•
Returned $11.8 million to our stockholders through dividend payments.
•
Spent $25.5 million on exploration and pre-development activities.

External Factors that Impact our Results

Our financial results vary as a result of fluctuations in market prices primarily for silver and gold and, to a lesser extent, zinc and lead. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Beginning in 2020, with the onset of the COVID-19 pandemic, and continuing in 2023 because of a series of macro-economic factors, there has been significant volatility in the financial and commodities markets, including the precious metals market. We believe the outlook for precious metals fundamentals in the medium- and long-term are favorable. Refer to “Markets” and see Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K"), for further discussion. Because we cannot control the price of our products, the key measures that management focuses on in operating our business are production volumes, payable sales volumes, Cash Cost, After By-product Credits, per Ounce (non-GAAP) and All-In Sustaining Cost, After By-product Credits, per Ounce (“AISC”) (non-GAAP), operating cash flows, capital expenditures, free cash flow and adjusted EBITDA. The average realized prices for all metals sold by us continued to exhibit significant volatility period over period. We have also experienced significant cost inflation across our operations, principally associated with higher energy prices, increased costs for other consumables such as reagents, explosives and steel, and higher labor and contractor costs.

Consolidated Results of Operations

Total sales for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Silver	$74,425	$45,924	$235,447	$182,306
Gold	70,206	69,289	208,216	228,475
Lead	15,719	16,033	62,778	56,912
Zinc	33,066	28,051	91,912	94,865
Less: Smelter and refining charges	(12,550)	(13,023)	(40,743)	(38,543)
Total metal sales	180,866	146,274	557,610	524,015
Environmental remediation services	1,040	65	1,927	65
Total sales	$181,906	$146,339	$559,537	$524,080

Total metal sales for the three and nine months ended September 30, 2023 and 2022, and the approximate variances attributed to differences in metals prices, sales volumes and smelter terms, were as follows:

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Three months ended September 30, 2022	$45,924	$69,289	$44,084	$(13,023)	$146,274
Variances - 2023 versus 2022:
Price	13,104	7,336	8,591	760	29,791
Volume	15,397	(6,419)	(3,890)	(418)	4,670
Smelter terms	—	—	—	131	131
Three months ended September 30, 2023	$74,425	$70,206	$48,785	$(12,550)	$180,866

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Nine months ended September 30, 2022	$182,306	$228,475	$151,777	$(38,543)	$524,015
Variances - 2023 versus 2022:
Price	18,808	11,256	(6,057)	1,489	25,496
Volume	34,333	(31,515)	8,970	(3,964)	7,824
Smelter terms	—	—	—	275	275
Nine months ended September 30, 2023	$235,447	$208,216	$154,690	$(40,743)	$557,610

The fluctuations in sales for the three and nine months ended September 30, 2023 compared to the same periods in 2022 were primarily due to the following two reasons:

•
Higher average realized prices for silver, gold and lead partially offset by lower average realized prices for zinc during the three and nine month periods ended September 30, 2023, compared to the same periods in 2022. The table below summarizes spot prices and our realized prices for the commodities we sell:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Silver –	London PM Fix ($/ounce)	$23.57	$19.22	$23.44	$21.94
	Realized price per ounce	$23.71	$18.30	$23.28	$21.25
Gold –	London PM Fix ($/ounce)	$1,929	$1,728	$1,932	$1,825
	Realized price per ounce	$1,908	$1,713	$1,921	$1,817
Lead –	LME Final Cash Buyer ($/pound)	$0.99	$0.90	$0.97	$0.98
	Realized price per pound	$1.07	$0.95	$1.02	$0.98
Zinc –	LME Final Cash Buyer ($/pound)	$1.10	$1.48	$1.22	$1.65
	Realized price per pound	$1.52	$1.23	$1.34	$1.47

Average realized prices typically differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices. Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement. We recorded net positive price adjustments to provisional settlements of $8.1 million and $12.3 million for the three and nine months ended September 30, 2023, respectively, and net negative price adjustments of $6.6 million and $21.5 million for the three and nine months ended September 30, 2022, respectively. The price adjustments related to silver, gold, zinc and lead contained in our concentrate shipments were partially offset by gains and losses on forward contracts for those metals. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc. Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate, doré and carbon material shipped during the period.

•
Higher quantities of silver sold during the three months ended September 30, 2023 and higher quantities of silver, lead, and zinc, partially offset by lower quantities of gold sold during the nine months ended September 30, 2023 compared to the same periods in 2022. This was primarily due to lower gold production and related sales at Casa Berardi, partially offset by higher gold sales at Greens Creek. See The Greens Creek Segment, The Lucky Friday Segment, The Keno Hill Segment, Casa Berardi Segment and The Nevada Operations Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Silver -	Ounces produced	3,533,704	3,549,392	11,407,232	10,525,917
	Payable ounces sold	3,142,227	2,479,724	10,107,415	8,554,894
Gold -	Ounces produced	39,269	44,747	114,091	132,173
	Payable ounces sold	36,792	40,443	108,372	125,721
Lead -	Tons produced	8,024	11,600	34,583	35,794
	Payable tons sold	7,440	8,049	30,848	28,788
Zinc -	Tons produced	14,636	15,859	47,715	47,571
	Payable tons sold	10,993	11,523	34,326	32,328

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

Sales, total cost of sales, gross profit (loss), Cash Cost, After By-product Credits, per Ounce (“Cash Cost”) (non-GAAP) and AISC (non-GAAP) at our operating units for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands, except for Cash Cost and AISC):

	Silver				Gold
	Greens Creek	Lucky Friday	Keno Hill	Total Silver (2)	Casa Berardi	Nevada Operations and Other (3)	Total Gold
Three Months Ended September 30, 2023:
Sales	$96,459	$21,409	$16,001	$133,869	$46,912	$1,125	$48,037
Total cost of sales	(60,322)	(14,344)	(16,001)	(90,667)	(56,822)	(940)	(57,762)
Gross profit (loss)	$36,137	$7,065	$—	$43,202	$(9,910)	$185	$(9,725)
Cash Cost (1)	$3.04	$4.74	$—	$3.31	$1,475	$—	$1,475
AISC (1)	$8.18	$10.63	$—	$11.39	$1,695	$—	$1,695
Three Months Ended September 30, 2022:
Sales	$60,875	$28,460	$—	$89,335	$56,939	$65	$57,004
Total cost of sales	(52,502)	(24,164)	—	(76,666)	(59,532)	(1,694)	(61,226)
Gross profit (loss)	$8,373	$4,296	$—	$12,669	$(2,593)	$(1,629)	$(4,222)
Cash Cost (1)	$2.65	$5.23	$—	$3.43	$1,349	$—	$1,349
AISC (1)	$7.07	$15.98	$—	$12.93	$1,669	$—	$1,669

	Silver				Gold
	Greens Creek	Lucky Friday	Keno Hill	Total Silver (2)	Casa Berardi	Nevada Operations and Other (3)	Total Gold
Nine Months Ended September 30, 2023
Sales	$290,961	$113,167	$17,582	$421,710	$134,856	$2,971	$137,827
Total cost of sales	(189,664)	(81,068)	(17,582)	(288,314)	(162,396)	(2,743)	(165,139)
Gross profit	$101,297	$32,099	$—	$133,396	$(27,540)	$228	$(27,312)
Cash Cost (1)	$1.81	$5.51	$—	$2.86	$1,635	$—	$1,635
AISC (1)	$5.67	$12.21	$—	$10.52	$2,075	$—	$2,075
Nine Months Ended September 30, 2022
Sales	$239,688	$102,380	$—	$342,068	$181,679	$333	182,012
Total cost of sales	(162,644)	(83,779)	—	(246,423)	(183,570)	(2,948)	(186,518)
Gross profit	$77,044	$18,601	$—	$95,645	$(1,891)	$(2,615)	$(4,506)
Cash Cost (1)	$(0.49)	$4.77	$—	$1.11	$1,409	$—	$1,409
AISC (1)	$4.02	$12.86	$—	$9.49	$1,678	$—	$1,678

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

(3)
For the three and nine months ended September 30, 2023, Other includes $1.0 million and $1.9 million, respectively, of sales and $0.9 million and $1.7 million, respectively, of cost of sales, from our environmental remediation services in the Yukon. For the three and nine months ended September 30, 2022, Other includes $0.1 million of sales from our environmental remediation services in the Yukon Territory.

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

Accordingly, we believe the identification of gold, lead and zinc as by-product credits at Greens Creek, Lucky Friday and Keno Hill is appropriate because of their lower economic value compared to silver and due to the fact that silver is the primary product we intend to produce at those locations. In addition, we have not consistently received sufficient revenue from any single by-product metal to warrant classification of such as a co-product.

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

We reported a net loss applicable to common stockholders of $22.6 million for the three months ended September 30, 2023, compared to a net loss applicable to common stockholders of $23.7 million in the comparable period in 2022. The following were the significant drivers of changes in net loss applicable to common stockholders compared to 2022:

•
Consolidated gross profit increased by $25.0 million. See The Greens Creek Segment, The Lucky Friday Segment, The Keno Hill Segment, The Casa Berardi Segment and The Nevada Operations Segment sections below for a discussion on the key drivers by operating unit.
•
Exploration and pre-development decreased by $1.4 million primarily due to lower expenditures across our exploration portfolio.
•
Ramp-up and suspension costs increased by $15.9 million primarily due to $12.0 million related to the suspension of operations at Lucky Friday due to the underground fire that occurred in the #2 shaft and $5.1 million of Keno Hill ramp-up activities following the Alexco acquisition, partially offset by a reduction of suspension costs at Nevada Operations.
•
Fair value adjustments, net losses increased by $2.2 million primarily due to higher unrealized losses on undesignated derivative contracts of $3.0 million partially offset by lower unrealized losses on our marketable equity securities portfolio of $0.9 million than in the comparable period in 2022.
•
Net foreign exchange gain decreased by $1.5 million to $4.2 million reflecting the continued strengthening of the US dollar against the Canadian dollar impact, and related impact on the revaluation of our Canadian monetary assets and liabilities.

We reported a net loss applicable to common stockholders of $41.7 million for the nine months ended September 30, 2023, compared to a net loss applicable to common stockholders of $33.3 million in the comparable period in 2022. The following were the significant drivers of changes in net loss applicable to common stockholders compared to 2022:

•
Consolidated gross profit increased by $14.9 million. See The Greens Creek Segment, The Lucky Friday Segment, The Keno Hill Segment, The Casa Berardi Segment and The Nevada Operations Segment sections below for a discussion on the key drivers by operating unit.
•
General and administrative costs increased by $1.5 million, reflecting personnel that joined the Company as a result of the September 7, 2022 Alexco acquisition, and compensation adjustments effective July 1, 2023.
•
Exploration and pre-development decreased by $13.6 million primarily due to lower expenditures across our exploration portfolio.
•
Ramp-up and suspension costs increased by $32.1 million primarily due to $20.4 million of Keno Hill ramp-up activities following the Alexco acquisition, $12.0 million related to the suspension of operations at Lucky Friday in August due to the underground fire that occurred in the #2 shaft, and $2.2 million related to the temporary suspension of operations at Casa Berardi for 21 days in June 2023 following the directives of Quebec's Ministry of Natural Resources and Forests to close certain forest lands and access roads in responses to the Quebec forest fires, partially offset by a reduction of suspension costs at Nevada Operations.

•
Other operating income of $2.7 million in 2023 compared to other operating expense of $5.3 million in 2022, primarily due to the receipt of $5.9 million in insurance proceeds in May related to a coverage lawsuit.
•
Fair value adjustments, net loss decreased by $8.9 million to a loss of $5.8 million in 2023 due to a combination of lower unrealized losses on our marketable equity securities portfolio of $7.1 million and unrealized gains on our undesignated derivative book of $1.8 million than in the comparable period in 2022.
•
Net foreign exchange gain of $0.4 million, a decrease of $7.7 million in 2023 from the gain of $8.1 million in 2022 reflecting slower strengthening of the US dollar against the Canadian dollar, and the related impact on the revaluation of our Canadian monetary assets and liabilities.

Greens Creek

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales	$96,459	$60,875	$290,961	$239,688
Cost of sales and other direct production costs	(49,307)	(42,197)	(151,107)	(127,290)
Depreciation, depletion and amortization	(11,015)	(10,305)	(38,557)	(35,354)
Total cost of sales	(60,322)	(52,502)	(189,664)	(162,644)
Gross profit	$36,137	$8,373	$101,297	$77,044
Tons of ore milled	228,978	229,975	694,610	651,220
Production:
Silver (ounces)	2,343,192	2,468,280	7,471,725	7,308,660
Gold (ounces)	15,010	11,412	46,245	35,227
Lead (tons)	4,740	4,428	14,668	14,495
Zinc (tons)	13,224	12,580	38,961	38,470
Payable metal quantities sold:
Silver (ounces)	1,973,606	1,663,909	6,421,060	5,702,301
Gold (ounces)	12,371	7,478	38,025	25,952
Lead (tons)	3,600	2,755	11,506	10,069
Zinc (tons)	9,444	9,138	27,648	25,725
Ore grades:
Silver ounces per ton	13.1	13.6	13.4	13.8
Gold ounces per ton	0.09	0.07	0.09	0.07
Lead percent	2.5%	2.4%	2.6%	2.7%
Zinc percent	6.5%	6.3%	6.3%	6.7%
Total production cost per ton	$200.30	$185.34	$197.94	$191.58
Cash Cost, After By-product Credits, per Silver Ounce (1)	$3.04	$2.65	$1.81	$(0.49)
AISC, After By-Product Credits, per Silver Ounce (1)	$8.18	$7.07	$5.67	$4.02
Capital additions	$12,060	$6,988	$27,546	$24,748

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

The $27.8 million increase in gross profit for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to higher sales reflecting a combination or higher realized prices and sales volumes for all metals, partially offset by higher cost of sales and other direct production costs attributable to higher contractor labor maintenance expense, and higher depreciation, depletion and amortization reflecting the higher sales volumes. Capital additions increased by $5.1 million in the same period primarily due to higher mobile equipment purchases and the camp housing project.

The $24.3 million increase in gross profit for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to higher sales reflecting higher realized prices for all metals, except zinc, in addition to higher sales volumes of all metals sold, partially offset by higher cost of sales and other direct production costs reflecting more ore mined and processed and cost increases in consumables, labor, maintenance and contractor costs, and higher depreciation, depletion and amortization reflecting the higher sales volumes. Capital additions increased by $2.8 million in the same period primarily due to the camp housing project.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, per Silver Ounce:

Three Months Ended September 30,
2023
2022
14.50
9.50
4.50
-0.50
-5.50
-10.50
-15.50
-20.50
-25.50
-30.50
9.16
10.99
3.70
3.36
6.80
2.99
4.43
3.84
1.39
1.51
-22.44
-20.04
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

Nine Months Ended September 30,
2023
2022
14.50
9.50
4.50
-0.50
-5.50
-10.50
-15.50
-20.50
-25.50
-30.50
8.87
8.29
3.45
3.31
6.22
5.68
4.16
3.70
1.33
1.26
-22.22
-22.73
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash Cost, Before By-product Credits, per Silver Ounce	$25.48	$22.69	$24.03	$22.24
By-product credits	(22.44)	(20.04)	(22.22)	(22.73)
Cash Cost, After By-product Credits, per Silver Ounce	$3.04	$2.65	$1.81	$(0.49)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
AISC, Before By-product Credits, per Silver Ounce	$30.62	$27.11	$27.89	$26.75
By-product credits	(22.44)	(20.04)	(22.22)	(22.73)
AISC, After By-product Credits, per Silver Ounce	$8.18	$7.07	$5.67	$4.02

The increase in Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the three and nine month periods ended September 30, 2023 compared to the same period in 2022 was primarily due to higher production costs in 2023.

Lucky Friday

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales	$21,409	$28,460	$113,167	$102,380
Cost of sales and other direct production costs	(10,038)	(16,903)	(57,327)	(59,624)
Depreciation, depletion and amortization	(4,306)	(7,261)	(23,741)	(24,155)
Total cost of sales	(14,344)	(24,164)	(81,068)	(83,779)
Gross profit	$7,065	$4,296	$32,099	$18,601
Tons of ore milled	36,619	90,749	225,965	265,971
Production:
Silver (ounces)	475,414	1,074,230	3,024,544	3,188,565
Lead (tons)	2,957	7,172	19,171	21,299
Zinc (tons)	1,159	3,279	7,810	9,101
Payable metal quantities sold:
Silver (ounces)	534,183	801,115	2,974,835	2,822,281
Lead (tons)	3,330	5,295	18,809	18,720
Zinc (tons)	981	2,385	6,061	6,602
Ore grades:
Silver ounces per ton	13.6	12.5	14.0	12.7
Lead percent	8.6%	8.5%	8.9%	8.5%
Zinc percent	3.5%	4.2%	4.1%	3.9%
Total production cost per ton	$191.81	$207.10	$223.44	$220.41
Cash Cost, After By-product Credits, per Silver Ounce (1)	$4.74	$5.23	$5.51	$4.77
AISC, After By-product Credits, per Silver Ounce (1)	$10.63	$15.98	$12.21	$12.86
Capital additions	$15,494	$16,125	$46,518	$37,278

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

During August 2023, the mine was suspended while repairing an unused station in the #2 ventilation shaft, which is also the secondary egress. The operation remained suspended due to a fire at the unused station. By early September, the fire had been extinguished, normal ventilation was reestablished and the workforce recalled. Following evaluation of alternatives, it was determined that in order to safely bring the mine back into production in the most rapid and cost effective way, a new secondary egress needed to be developed to bypass the damaged portion of the #2 shaft. The new egress will extend an existing ramp 1,600 feet, install a 290-foot-long manway raise, and develop a 850 foot ventilation raise. It is anticipated that this work will result in operations being suspended for the remainder of 2023. The Company has property and business interruption insurance coverage with an underground sub-limit of $50.0 million, and has begun discussions with the insurance provider to recover property damage and business interruption insurance proceeds. There can be no assurance that we will succeed in receiving such proceeds.

Gross profit increased by $2.8 million and $13.5 million for the three and nine month periods ended September 30, 2023, respectively, compared to the same periods in 2022. For both the three and nine month periods ended September 30, 2023, $12.0 million of site specific suspension costs were included within Ramp-up and suspension costs on our condensed consolidated statements of operations and comprehensive loss. For both the three and nine month periods ended September 30, 2023, the increase in gross profit was attributable to higher realized prices for silver and lead, and the impact of mining and processing more high grade material, particularly for silver.

Capital additions decreased by $0.6 million in the three months ended September 30, 2023, compared to the same period in 2022, reflecting lower development and pre-production drilling following suspension of operations in August 2023. Capital additions increased by $9.2 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to expenditures on key projects including the installation of a new service hoist and coarse ore bunker, increased development, and pre-production drilling to achieve a sustained ore production rate for the annual throughput goal of 425,000 tons, prior to suspension of operations in August 2023.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce:

Three Months Ended September 30,
2023
2022
19.50
14.50
9.50
4.50
-0.50
-5.50
-10.50
-15.50
-20.50
-25.50
-30.50
10.04
14.40
2.71
2.48
2.59
0.62
4.03
4.46
0.83
0.91
-15.46
-17.64
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

Nine Months Ended September 30,
2023
2022
14.50
9.50
4.50
-0.50
-5.50
-10.50
-15.50
-20.50
-25.50
-30.50
11.24
11.56
2.76
2.73
2.80
4.25
3.76
4.01
0.89
0.89
-15.94
-18.67
Mining
Milling
Other cash costs
Treatment costs
Concentrated freight
By-product credits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash Cost, Before By-product Credits, per Silver Ounce	$20.20	$22.87	$21.45	$23.44
By-product credits	(15.46)	(17.64)	(15.94)	(18.67)
Cash Cost, After By-product Credits, per Silver Ounce	$4.74	$5.23	$5.51	$4.77

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
AISC, Before By-product Credits, per Silver Ounce	$26.09	$33.62	$28.15	$31.53
By-product credits	(15.46)	(17.64)	(15.94)	(18.67)
AISC, After By-product Credits, per Silver Ounce	$10.63	$15.98	$12.21	$12.86

The decrease in Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the three and nine month periods ended September 30, 2023 compared to the same period in 2022 was primarily due to lower by-product credits in 2023.

Keno Hill

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Sales	$16,001	$17,582
Cost of sales and other direct production costs	(14,053)	(15,373)
Depreciation, depletion and amortization	(1,948)	(2,209)
Total cost of sales	(16,001)	(17,582)
Gross profit	$—	$—
Tons of ore milled	24,616	36,680
Production:
Silver (ounces)	710,012	894,276
Zinc (tons)	252	943
Lead (tons)	327	744
Payable metal quantities sold:
Silver (ounces)	628,571	694,198
Zinc (tons)	569	617
Lead (tons)	509	533
Ore grades:
Silver ounces per ton	33.0	28.2
Zinc percent	2.5%	3.1%
Lead percent	2.4%	2.1%

We acquired our Keno Hill operations as part of the Alexco acquisition on September 7, 2022, and have focused on development activities and began ramp-up of the mill during the second quarter. The average throughput during the third quarter was 268 tons per day, with silver grades milled of 33 ounces per ton. Tonnage mined was constrained by delays in infrastructure construction which has impacted development rates. Key underground infrastructure projects include the shotcrete plant, which is now complete, and the cemented rockfill plant, which is expected to be completed at the end of November. With the delay in major construction projects, camp facilities at the mine were constrained, which was also a factor in the slower ramp-up of the mine. Modifications to the secondary crushing circuit are substantially complete, and commissioning is underway. The changes are expected to increase crusher availability and efficiency.

During the three and nine months ended September 30, 2023, Keno Hill recorded sales and cost of sales of $16.0 million and $17.6 million, respectively, related to the concentrate produced and sold. During the three and nine months ended September 30, 2023, $5.1 million and $20.4 million, respectively, of site specific ramp up costs were included with Ramp-up and suspension costs and $1.7 million and $3.1 million, respectively, of site specific exploration costs were included within Exploration and pre-development a reported on our condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2023, Keno Hill recorded capital additions of $11.5 million and $32.1 million, respectively, related to various mine underground development projects, mobile equipment purchases, crushers modification and a camp upgrade.

Casa Berardi

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales	$46,912	$56,939	$134,856	$181,679
Cost of sales and other direct production costs	(37,842)	(44,443)	(119,108)	(137,176)
Depreciation, depletion and amortization	(18,980)	(15,089)	(43,288)	(46,394)
Total cost of sales	(56,822)	(59,532)	(162,396)	(183,570)
Gross loss	$(9,910)	$(2,593)	$(27,540)	$(1,891)
Tons of ore milled	343,619	389,941	1,091,477	1,177,709
Production:
Gold (ounces)	24,259	33,335	67,846	96,881
Silver (ounces)	5,084	6,882	16,685	22,329
Payable metal quantities sold:
Gold (ounces)	24,423	32,965	69,804	99,703
Silver (ounces)	5,864	14,700	17,209	23,950
Ore grades:
Gold ounces per ton	0.08	0.10	0.07	0.09
Silver ounces per ton	0.02	0.02	0.02	0.02
Total production cost per ton	$103.75	$114.52	$103.63	$115.15
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,475	$1,349	$1,635	$1,409
AISC, After By-product Credits, per Gold Ounce (1)	$1,695	$1,669	$2,075	$1,678
Capital additions	$16,225	$10,771	$54,127	$26,672

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

As part of the transition of the Casa Berardi mine from a combined underground and open pit operation to an open pit only operation, the lower margin east mine underground operations were closed in July 2023 and only the higher margin stopes of the west underground mine will be mined through mid-2024, at which time most underground activity, except for exploration will cease. This strategic change has resulted in production and sales decreasing significantly compared to the three and nine month periods in 2022. Following suspension of underground mining stopping in mid-2024, Casa Berardi is expected to produce gold only from the 160 open pit, and at lower volumes than historic production levels. We expect production from the 160 open pit to conclude during 2027. We forecast a gap in production from 2028 to 2030 when no ore will be mined. During this hiatus, our focus will be on investing in infrastructure and equipment, and on permitting and stripping two expected new open pits, Principal and West Mine Crown Pillar. From 2028 to 2030, there is not expected to be any cash flow from Casa Berardi to offset its operating and capital expenses, and instead our liquidity and capital resources are expected to come from our other operating units. We expect to resume open pit mining at Casa Berardi in 2030, and anticipate that the mine will generate significant free cash flow at the current gold price.

Gross loss increased by $7.3 million to $9.9 million for the three month period ended September 30, 2023, compared to a gross loss of $2.6 million in the same period in 2022. The increase in gross loss includes $3.3 million in product inventory net realizable value write downs attributable to higher depreciation, depletion and amortization expense, reflecting the accelerated amortization of the west underground mine, the purchase of mobile equipment fleet in June and early July 2023 and the cessation of capitalization of any underground mine development costs effective July 2023. Processing of lower grade tonnage from both the underground and surface operations, higher costs related to mill maintenance and optimization activities, and higher fuel and other consumables costs, also contributed to the increased gross loss compared to the same period in 2022. Capital additions increased by $5.5 million in the three months ended September 30, 2023 compared to the same period in 2022, primarily related to the construction of tailings storage facilities.

Gross loss increased by $25.6 million to $27.5 million for the nine month period ended September 30, 2023, compared to a gross loss of $1.9 million for the same period in 2022. This increase in gross loss includes $10.8 million in product inventory net realizable value write downs due to a combination of higher direct production costs during the first six months of the year and higher depreciation, depletion and amortization expense effective July 2023, reflecting the accelerated amortization of the west underground mine. The increase in gross loss was also due to the processing of lower grade ore tonnage from both the underground and surface operations, higher costs related to mill maintenance and optimization activities, higher underground maintenance costs resulting from repairs and replacements of major components for the production fleet, and higher fuel and other consumables costs, compared to the same periods in 2022. Suspension costs amounted to $2.2 million for the nine month period ended September 30, 2023. Casa Berardi's operations were suspended for 20 days in June 2023, due to wildfires in Quebec which resulted in the Quebec Ministry of Natural

Resources and Forests closing certain forest lands and access roads. No production or sales took place during the suspension period. Total capital additions increased by $27.5 million for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to purchases of new surface fleet equipment as the mine transitions from an underground to an open pit operation and the construction of tailings storage facilities.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce:

Three Months Ended September 30,
2023
2022
1200
1000
800
600
400
200
0
-200
1039
1055
407
295
34
3
-5
-4
Mining
Milling
Other cash costs
By-product credits

Nine Months Ended September 30,
2023
2022
1400
1200
1000
800
600
400
200
0
-200
1191
1077
439
322
11
16
-6
-6
Mining
Milling
Other cash costs
By-product credits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash Cost, Before By-product Credits, per Gold Ounce	$1,480	$1,353	$1,641	$1,415
By-product credits	(5)	(4)	(6)	(6)
Cash Cost, After By-product Credits, per Gold Ounce	$1,475	$1,349	$1,635	$1,409

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
AISC, Before By-product Credits, per Gold Ounce	$1,700	$1,673	$2,081	$1,684
By-product credits	(5)	(4)	(6)	(6)
AISC, After By-product Credits, per Gold Ounce	$1,695	$1,669	$2,075	$1,678

The increase in Cash Cost After By-product Credits, per Gold Ounce, for the three and nine month periods ended September 30, 2023 compared to the same periods for 2022 was primarily due to a combination of higher production costs and lower gold production. The lower production for the three and nine month periods ended September 30, 2023 combined with increased sustaining capital also negatively impacted AISC, After By-product Credits, per Gold Ounce.

Nevada Operations

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales	$—	$—	$960	$268
Cost of sales and other direct production costs	(34)	(1,285)	(877)	(2,418)
Depreciation, depletion and amortization	34	(338)	(140)	(460)
Total cost of sales	—	(1,623)	(1,017)	(2,878)
Gross (loss) profit	$—	$(1,623)	$(57)	$(2,610)
Payable metal quantities sold:
Gold (ounces)	—	—	544	65
Silver (ounces)	—	—	110	6,363

The gross loss of $57 thousand for the nine months ended September 30, 2023 was attributable to write downs of stockpiled material to net realizable value reflecting a lower gold price received for the processing and sale of refractory ore at a third party facility.

Exploration and pre-development activities continued in the three and nine months ended September 30, 2023 and were focused on target generation through detailed modeling and analysis of geological mapping and sampling. Exploration core drilling also began during the second quarter at our Aurora Project.

See Item 1A. Risk Factors - Issues we have faced at certain segments could require us to write-down the associated long-lived assets. We could face similar issues at our other operations. Such write-downs may adversely affect our results of operations and financial condition in our 2022 Form 10-K for a discussion of certain risks relating to our recent and ongoing analysis of the carrying value of the Nevada assets.

Corporate Matters

Income Taxes

During the three and nine months ended September 30, 2023, an income and mining tax benefit of $1.5 million and an expense of $6.9 million, respectively, resulted in an effective tax rate of 6.3% and -20.1%, respectively. This compares to an income and mining tax benefit of $9.5 million and $3.6 million during the three and nine months ended September 30, 2022, which resulted in an effective tax rate of 29.0% and 10.0%, respectively. The comparability of our income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates including non-recognition of foreign exchange gains and losses; (v) percentage depletion; and (vi) the non-recognition of tax assets. The effective tax rate will fluctuate, sometimes significantly, period to period. The change in the effective tax rate during the three and nine months ended September 30, 2023 compared to the comparable periods in 2022 is primarily related to the reported consolidated loss as well as the incurred losses at the consolidated Alexco subsidiaries, which were acquired September 7, 2022, and the Nevada operations, for which no tax benefit is recognized due to uncertainty surrounding our ability to utilize these future tax benefits. Since the three months ended March 31, 2022, we have used the annual effective tax rate method to calculate the quarterly tax provision.

Each reporting period we have assessed our deferred tax balances based on a review of long-range forecasts and quarterly activity. A valuation allowance is provided for deferred tax assets for which it is more likely than not the related tax benefits will not be realized. We analyze our deferred tax assets and, if it is determined that we will not realize all or a portion of our deferred tax assets, we will record or increase a valuation allowance. Conversely, if it is determined we will ultimately more likely than not be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact our ability to realize our deferred tax assets. Valuation allowances are provided on deferred tax assets in Nevada, Mexico, and certain Canadian jurisdictions. For additional information, please see risk factors Our accounting and other estimates may be imprecise and Our ability to recognize the benefits of deferred tax assets related to net operating loss carryforwards and other items is dependent on future cash flows and taxable income in Item 1A - Risk Factors in our 2022 Form 10-K.

Reconciliation of Total Cost of Sales to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations and for the Company for the three and nine months ended September 30, 2023 and 2022.

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

In thousands (except per ounce amounts)	Three Months Ended September 30, 2023
	Greens Creek	Lucky Friday	Keno Hill (6)	Corporate (2)	Total Silver
Total cost of sales	$60,322	$14,344	$16,001	$—	$90,667
Depreciation, depletion and amortization	(11,015)	(4,306)	(1,948)	—	(17,269)
Treatment costs	10,369	1,368	1,033	—	12,770
Change in product inventory	377	(2,450)	—	—	(2,073)
Reclamation and other costs	(348)	(168)	—	—	(516)
Exclusion of Lucky Friday cash costs (8)	—	(20)	—	—	(20)
Exclusion of Keno Hill cash costs (6)	—	—	(15,086)	—	(15,086)
Cash Cost, Before By-product Credits (1)	59,705	8,768	—	—	68,473
Reclamation and other costs	722	101	—	—	823
Sustaining capital	11,330	7,386	—	237	18,953
Exclusion of Lucky Friday sustaining costs (8)	—	(4,934)	—	—	(4,934)
General and administrative	—	—	—	7,596	7,596
AISC, Before By-product Credits (1)	71,757	11,321	—	7,833	90,911
By-product credits:
Zinc	(20,027)	(2,019)	—	—	(22,046)
Gold	(25,344)	—	—	—	(25,344)
Lead	(7,201)	(5,368)	—	—	(12,569)
Exclusion of Lucky Friday by-product credits (8)	—	676	—	—	676
Total By-product credits	(52,572)	(6,711)	—	—	(59,283)
Cash Cost, After By-product Credits	$7,133	$2,057	$—	$—	$9,190
AISC, After By-product Credits	$19,185	$4,610	$—	$7,833	$31,628
Ounces produced	2,343	475			2,818
Exclusion of Lucky Friday ounces produced (8)	—	(41)			(41)
Divided by ounces produced	2,343	434			2,777
Cash Cost, Before By-product Credits, per Ounce	$25.48	$20.20			$24.66
By-product credits per ounce	(22.44)	(15.46)			(21.35)
Cash Cost, After By-product Credits, per Ounce	$3.04	$4.74			$3.31
AISC, Before By-product Credits, per Ounce	$30.62	$26.09			$32.74
By-product credits per ounce	(22.44)	(15.46)			(21.35)
AISC, After By-product Credits, per Ounce	$8.18	$10.63			$11.39

In thousands (except per ounce amounts)	Three Months Ended September 30, 2023
	Casa Berardi	Nevada Operations and Other (4)	Total Gold
Total cost of sales	$56,822	$940	$57,762
Depreciation, depletion and amortization	(18,980)	32	(18,948)
Treatment costs	254	—	254
Change in product inventory	(1,977)	—	(1,977)
Reclamation and other costs	(219)	—	(219)
Exclusion of Nevada Operations and Other costs	—	(972)	(972)
Cash Cost, Before By-product Credits (1)	35,900	—	35,900
Reclamation and other costs	219	—	219
Sustaining capital	5,133	—	5,133
AISC, Before By-product Credits (1)	41,252	—	41,252
By-product credits:
Silver	(119)	—	(119)
Total By-product credits	(119)	—	(119)
Cash Cost, After By-product Credits	$35,781	$—	$35,781
AISC, After By-product Credits	$41,133	$—	$41,133
Divided by ounces produced	24	—	24
Cash Cost, Before By-product Credits, per Ounce	$1,480	$—	$1,480
By-product credits per ounce	(5)	—	(5)
Cash Cost, After By-product Credits, per Ounce	$1,475	$—	$1,475
AISC, Before By-product Credits, per Ounce	$1,700	$—	$1,700
By-product credits per ounce	(5)	—	(5)
AISC, After By-product Credits, per Ounce	$1,695	$—	$1,695

In thousands (except per ounce amounts)	Three Months Ended September 30, 2023
	Total Silver	Total Gold	Total
Total cost of sales	$90,667	$57,762	$148,429
Depreciation, depletion and amortization	(17,269)	(18,948)	(36,217)
Treatment costs	12,770	254	13,024
Change in product inventory	(2,073)	(1,977)	(4,050)
Reclamation and other costs	(516)	(219)	(735)
Exclusion of Lucky Friday cash costs (8)	(20)	—	(20)
Exclusion of Keno Hill cash costs (6)	(15,086)	—	(15,086)
Exclusion of Nevada Operations and Other costs	—	(972)	(972)
Cash Cost, Before By-product Credits (1)	68,473	35,900	104,373
Reclamation and other costs	823	219	1,042
Sustaining capital	18,953	5,133	24,086
Exclusion of Lucky Friday sustaining costs (8)	(4,934)	—	(4,934)
General and administrative	7,596	—	7,596
AISC, Before By-product Credits (1)	90,911	41,252	132,163
By-product credits:
Zinc	(22,046)	—	(22,046)
Gold	(25,344)	—	(25,344)
Lead	(12,569)	—	(12,569)
Silver	—	(119)	(119)
Exclusion of Lucky Friday by-product credits (8)	676	—	676
Total By-product credits	(59,283)	(119)	(59,402)
Cash Cost, After By-product Credits	$9,190	$35,781	$44,971
AISC, After By-product Credits	$31,628	$41,133	$72,761
Ounces produced	2,818	24
Exclusion of Lucky Friday ounces produced (8)	(41)	—
Divided by ounces produced	2,777	24
Cash Cost, Before By-product Credits, per Ounce	$24.66	$1,480
By-product credits per ounce	(21.35)	(5)
Cash Cost, After By-product Credits, per Ounce	$3.31	$1,475
AISC, Before By-product Credits, per Ounce	$32.74	$1,700
By-product credits per ounce	(21.35)	(5)
AISC, After By-product Credits, per Ounce	$11.39	$1,695

In thousands (except per ounce amounts)	Three Months Ended September 30, 2022 (5)
	Greens Creek	Lucky Friday	Corporate (2)	Total Silver
Total cost of sales	$52,502	$24,164	$—	$76,666
Depreciation, depletion and amortization	(10,305)	(7,261)	—	(17,566)
Treatment costs	9,477	4,791	—	14,268
Change in product inventory	4,464	3,022	—	7,486
Reclamation and other costs	(118)	(152)	—	(270)
Cash Cost, Before By-product Credits (1)	56,020	24,564	—	80,584
Reclamation and other costs	705	282	—	987
Sustaining capital	10,219	11,264	187	21,670
General and administrative	—	—	11,003	11,003
AISC, Before By-product Credits (1)	66,944	36,110	11,190	114,244
By-product credits:
Zinc	(26,244)	(7,155)	—	(33,399)
Gold	(17,019)	—	—	(17,019)
Lead	(6,212)	(11,796)	—	(18,008)
Total By-product credits	(49,475)	(18,951)	—	(68,426)
Cash Cost, After By-product Credits	$6,545	$5,613	$—	$12,158
AISC, After By-product Credits	$17,469	$17,159	$11,190	$45,818
Divided by ounces produced	2,469	1,075		3,544
Cash Cost, Before By-product Credits, per Ounce	$22.69	$22.87		$22.74
By-product credits per ounce	(20.04)	(17.64)		(19.31)
Cash Cost, After By-product Credits, per Ounce	$2.65	$5.23		$3.43
AISC, Before By-product Credits, per Ounce	$27.11	$33.62		$32.24
By-product credits per ounce	(20.04)	(17.64)		(19.31)
AISC, After By-product Credits, per Ounce	$7.07	$15.98		$12.93

In thousands (except per ounce amounts)	Three Months Ended September 30, 2022 (5)
	Casa Berardi	Total Gold
Total cost of sales	$59,532	$59,532
Depreciation, depletion and amortization	(15,089)	(15,089)
Treatment costs	429	429
Change in product inventory	420	420
Reclamation and other costs	(203)	(203)
Cash Cost, Before By-product Credits (1)	45,089	45,089
Reclamation and other costs	204	204
Sustaining capital	10,457	10,457
AISC, Before By-product Credits (1)	55,750	55,750
By-product credits:
Silver	(131)	(131)
Total By-product credits	(131)	(131)
Cash Cost, After By-product Credits	$44,958	$44,958
AISC, After By-product Credits	$55,619	$55,619
Divided by ounces produced	33	33
Cash Cost, Before By-product Credits, per Ounce	$1,353	$1,353
By-product credits per ounce	(4)	(4)
Cash Cost, After By-product Credits, per Ounce	$1,349	$1,349
AISC, Before By-product Credits, per Ounce	$1,673	$1,673
By-product credits per ounce	(4)	(4)
AISC, After By-product Credits, per Ounce	$1,669	$1,669

In thousands (except per ounce amounts)	Three Months Ended September 30, 2022 (5)
	Total Silver	Total Gold	Total
Total cost of sales	$76,666	$59,532	$136,198
Depreciation, depletion and amortization	(17,566)	(15,089)	(32,655)
Treatment costs	14,268	429	14,697
Change in product inventory	7,486	420	7,906
Reclamation and other costs	(270)	(203)	(473)
Cash Cost, Before By-product Credits (1)	80,584	45,089	125,673
Reclamation and other costs	987	204	1,191
Sustaining capital	21,670	10,457	32,127
General and administrative	11,003	—	11,003
AISC, Before By-product Credits (1)	114,244	55,750	169,994
By-product credits:
Zinc	(33,399)	—	(33,399)
Gold	(17,019)	—	(17,019)
Lead	(18,008)	—	(18,008)
Silver	—	(131)	(131)
Total By-product credits	(68,426)	(131)	(68,557)
Cash Cost, After By-product Credits	$12,158	$44,958	$57,116
AISC, After By-product Credits	$45,818	$55,619	$101,437
Divided by ounces produced	3,544	33
Cash Cost, Before By-product Credits, per Ounce	$22.74	$1,353
By-product credits per ounce	(19.31)	(4)
Cash Cost, After By-product Credits, per Ounce	$3.43	$1,349
AISC, Before By-product Credits, per Ounce	$32.24	$1,673
By-product credits per ounce	(19.31)	(4)
AISC, After By-product Credits, per Ounce	$12.93	$1,669

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2023
	Greens Creek	Lucky Friday	Keno Hill (6)	Corporate (2)	Total Silver
Total cost of sales	$189,664	$81,068	$17,582	$—	$288,314
Depreciation, depletion and amortization	(38,557)	(23,741)	(2,209)	—	(64,507)
Treatment costs	31,114	10,832	1,146	—	43,092
Change in product inventory	(2,479)	(3,313)	—	—	(5,792)
Reclamation and other costs	(214)	(826)	—	—	(1,040)
Exclusion of Lucky Friday cash costs (8)	—	(20)	—	—	(20)
Exclusion of Keno Hill cash costs (6)	—	—	(16,519)	—	(16,519)
Cash Cost, Before By-product Credits (1)	179,528	64,000	—	—	243,528
Reclamation and other costs	2,166	671	—	—	2,837
Sustaining capital	26,686	24,251	—	831	51,768
Exclusion of Lucky Friday sustaining costs (8)	—	(4,934)	—	—	(4,934)
General and administrative	—	—	—	30,449	30,449
AISC, Before By-product Credits (1)	208,380	83,988	—	31,280	323,648
By-product credits:
Zinc	(64,955)	(14,284)	—	—	(79,239)
Gold	(79,089)	—	—	—	(79,089)
Lead	(22,002)	(33,953)	—	—	(55,955)
Exclusion of Lucky Friday by-product credits (8)	—	676	—	—	676
Total By-product credits	(166,046)	(47,561)	—	—	(213,607)
Cash Cost, After By-product Credits	$13,482	$16,439	$—	$—	$29,921
AISC, After By-product Credits	$42,334	$36,427	$—	$31,280	$110,041
Ounces produced	7,472	3,025			10,497
Exclusion of Lucky Friday ounces produced (8)	—	(41)			(41)
Divided by ounces produced	7,472	2,984			10,456
Cash Cost, Before By-product Credits, per Ounce	$24.03	$21.45			$23.29
By-product credits per ounce	(22.22)	(15.94)			(20.43)
Cash Cost, After By-product Credits, per Ounce	$1.81	$5.51			$2.86
AISC, Before By-product Credits, per Ounce	$27.89	$28.15			$30.95
By-product credits per ounce	(22.22)	(15.94)			(20.43)
AISC, After By-product Credits, per Ounce	$5.67	$12.21			$10.52

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2023
	Casa Berardi (7)	Nevada Operations and Other (4)	Total Gold
Total cost of sales	$162,396	$2,743	$165,139
Depreciation, depletion and amortization	(43,288)	(142)	(43,430)
Treatment costs	1,072	—	1,072
Change in product inventory	(5,345)	—	(5,345)
Reclamation and other costs	(655)	—	(655)
Exclusion of Casa Berardi cash costs (3)	(2,851)	—	(2,851)
Exclusion of Nevada Operations and Other costs	—	(2,601)	(2,601)
Cash Cost, Before By-product Credits (1)	111,329	—	111,329
Reclamation and other costs	655	—	655
Sustaining capital	29,175	—	29,175
AISC, Before By-product Credits (1)	141,159	—	141,159
By-product credits:
Silver	(390)	—	(390)
Total By-product credits	(390)	—	(390)
Cash Cost, After By-product Credits	$110,939	$—	$110,939
AISC, After By-product Credits	$140,769	$—	$140,769
Divided by ounces produced	68	—	68
Cash Cost, Before By-product Credits, per Ounce	$1,641	$—	$1,641
By-product credits per ounce	(6)	—	(6)
Cash Cost, After By-product Credits, per Ounce	$1,635	$—	$1,635
AISC, Before By-product Credits, per Ounce	$2,081	$—	$2,081
By-product credits per ounce	(6)	—	(6)
AISC, After By-product Credits, per Ounce	$2,075	$—	$2,075

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2023
	Total Silver	Total Gold	Total
Total cost of sales	$288,314	$165,139	$453,453
Depreciation, depletion and amortization	(64,507)	(43,430)	(107,937)
Treatment costs	43,092	1,072	44,164
Change in product inventory	(5,792)	(5,345)	(11,137)
Reclamation and other costs	(1,040)	(655)	(1,695)
Exclusion of Lucky Friday cash costs (8)	(20)	—	(20)
Exclusion of Keno Hill cash costs (6)	(16,519)	—	(16,519)
Exclusion of Casa Berardi cash costs (3)	—	(2,851)	(2,851)
Exclusion of Nevada Operations and Other costs	—	(2,601)	(2,601)
Cash Cost, Before By-product Credits (1)	243,528	111,329	354,857
Reclamation and other costs	2,837	655	3,492
Sustaining capital	51,768	29,175	80,943
Exclusion of Lucky Friday sustaining costs (8)	(4,934)	—	(4,934)
General and administrative	30,449	—	30,449
AISC, Before By-product Credits (1)	323,648	141,159	464,807
By-product credits:
Zinc	(79,239)	—	(79,239)
Gold	(79,089)	—	(79,089)
Lead	(55,955)	—	(55,955)
Silver	—	(390)	(390)
Exclusion of Lucky Friday by-product credits (8)	676	—	676
Total By-product credits	(213,607)	(390)	(213,997)
Cash Cost, After By-product Credits	$29,921	$110,939	$140,860
AISC, After By-product Credits	$110,041	$140,769	$250,810
Ounces produced	10,497	68
Exclusion of Lucky Friday ounces produced (8)	(41)	—
Divided by ounces produced	10,456	68
Cash Cost, Before By-product Credits, per Ounce	$23.29	$1,641
By-product credits per ounce	(20.43)	(6)
Cash Cost, After By-product Credits, per Ounce	$2.86	$1,635
AISC, Before By-product Credits, per Ounce	$30.95	$2,081
By-product credits per ounce	(20.43)	(6)
AISC, After By-product Credits, per Ounce	$10.52	$2,075

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2022 (5)
	Greens Creek	Lucky Friday	Corporate and other(2)	Total Silver
Total cost of sales	$162,644	$83,779	$—	$246,423
Depreciation, depletion and amortization	(35,354)	(24,155)	—	(59,509)
Treatment costs	27,369	13,271	—	40,640
Change in product inventory	9,899	2,620	—	12,519
Reclamation and other costs	(1,988)	(769)	—	(2,757)
Cash Cost, Before By-product Credits (1)	162,570	74,746		237,316
Reclamation and other costs	2,115	846		2,961
Sustaining capital	30,843	24,937	334	56,114
General and administrative	—	—	28,989	28,989
AISC, Before By-product Credits (1)	195,528	100,529	29,323	325,380
By-product credits:
Zinc	(87,723)	(21,358)	—	(109,081)
Gold	(55,966)	—	—	(55,966)
Lead	(22,449)	(38,175)	—	(60,624)
Total By-product credits	(166,138)	(59,533)	—	(225,671)
Cash Cost, After By-product Credits	$(3,568)	$15,213	$—	$11,645
AISC, After By-product Credits	$29,390	$40,996	$29,323	$99,709
Divided by ounces produced	7,309	3,189		10,498
Cash Cost, Before By-product Credits, per Ounce	$22.24	$23.44		$22.61
By-product credits per ounce	(22.73)	(18.67)		(21.50)
Cash Cost, After By-product Credits, per Ounce	$(0.49)	$4.77		$1.11
AISC, Before By-product Credits, per Ounce	$26.75	$31.53		$30.99
By-product credits per ounce	(22.73)	(18.67)		(21.50)
AISC, After By-product Credits, per Ounce	$4.02	$12.86		$9.49

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2022 (5)
	Casa Berardi	Total Gold
Total cost of sales	$183,570	$183,570
Depreciation, depletion and amortization	(46,394)	(46,394)
Treatment costs	1,345	1,345
Change in product inventory	(936)	(936)
Reclamation and other costs	(623)	(623)
Cash Cost, Before By-product Credits (1)	136,962	136,962
Reclamation and other costs	623	623
Sustaining capital	25,587	25,587
AISC, Before By-product Credits (1)	163,172	163,172
By-product credits:
Silver	(485)	(485)
Total By-product credits	(485)	(485)
Cash Cost, After By-product Credits	$136,477	$136,477
AISC, After By-product Credits	$162,687	$162,687
Divided by ounces produced	97	97
Cash Cost, Before By-product Credits, per Ounce	$1,415	$1,415
By-product credits per ounce	(6)	(6)
Cash Cost, After By-product Credits, per Ounce	$1,409	$1,409
AISC, Before By-product Credits, per Ounce	$1,684	$1,684
By-product credits per ounce	(6)	(6)
AISC, After By-product Credits, per Ounce	$1,678	$1,678

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2022 (5)
	Total Silver	Total Gold	Total
Total cost of sales	$246,423	$183,570	$429,993
Depreciation, depletion and amortization	(59,509)	(46,394)	(105,903)
Treatment costs	40,640	1,345	41,985
Change in product inventory	12,519	(936)	11,583
Reclamation and other costs	(2,757)	(623)	(3,380)
Cash Cost, Before By-product Credits (1)	237,316	136,962	374,278
Reclamation and other costs	2,961	623	3,584
Sustaining capital	56,114	25,587	81,701
General and administrative	28,989	—	28,989
AISC, Before By-product Credits (1)	325,380	163,172	488,552
By-product credits:
Zinc	(109,081)	—	(109,081)
Gold	(55,966)	—	(55,966)
Lead	(60,624)	—	(60,624)
Silver	—	(485)	(485)
Total By-product credits	(225,671)	(485)	(226,156)
Cash Cost, After By-product Credits	$11,645	$136,477	$148,122
AISC, After By-product Credits	$99,709	$162,687	$262,396
Divided by ounces produced	10,498	97
Cash Cost, Before By-product Credits, per Ounce	$22.61	$1,415
By-product credits per ounce	(21.50)	(6)
Cash Cost, After By-product Credits, per Ounce	$1.11	$1,409
AISC, Before By-product Credits, per Ounce	$30.99	$1,684
By-product credits per ounce	(21.50)	(6)
AISC, After By-product Credits, per Ounce	$9.49	$1,678

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

(4)
Other includes $0.9 million and $1.7 million of total cost of sales for the three and nine months ended September 30, 2023, respectively, and $0.1 million of total cost of sales for the three and nine months ended September 30, 2022, related to the environmental services business acquired as part of the Alexco acquisition.

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

(6)
Keno Hill is in the ramp-up phase of production and is excluded from the calculation of total cost of sales, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(7)
Casa Berardi operations were suspended in June 2023 in response to the directive of the Quebec Ministry of Natural Resources and Forests as a result of fires in the region. Suspension costs amounted to $nil and $2.2 million for the three and nine months ended September 30, 2023, respectively, and are excluded from the calculation of total cost of sales, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(8)
Lucky Friday operations were suspended in August 2023 following the underground fire in the #2 shaft secondary egress. The portion of cash costs, sustaining costs, by-product credits, and silver production incurred since the suspension are excluded from the calculation of total cost of sales, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

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

At September 30, 2023, we had $100.7 million in cash and cash equivalents, of which $7.1 million was held in foreign subsidiaries' local currency that we anticipate utilizing for near-term operating, exploration or capital costs by those foreign subsidiaries. We also have USD cash and cash equivalent balances held by our foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from our U.S. operations are adequate to fund our U.S. operations and corporate activities.

Pursuant to our common stock dividend policy described in Note 11 of Notes to Consolidated Financial Statements in our 2022 Form 10-K, our board of directors declared and paid dividends on our common stock of $3.8 million in each of the first and second quarters, $3.9 million in the third quarter of 2023 and $3.4 million in each of the first, second and third quarters of 2022. Our dividend policy has a silver-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend.

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

Pursuant to our stock repurchase program described in Note 11 of Notes to Consolidated Financial Statements in our 2022 Form 10-K, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of September 30, 2023 and December 31, 2022, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. We have not repurchased any shares since June 2014.

As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited) pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents in “at-the-market” offerings. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The equity distribution agreement can be terminated by us at any time. Any sales of shares under that agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. During the three months ended September 30, 2023, we did not sell any shares under the agreement. During the nine months ended September 30, 2023, we sold 4,253,334 shares under the agreement for proceeds of $25.9 million, net of commissions and fees of $0.4 million.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability under our Credit Agreement, we believe we will be able to meet our obligations and other potential cash requirements during the next 12 months and beyond. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes and IQ Notes; principal and interest payments under our Credit Agreement; care-and-maintenance; capital expenditures at our operations; potential acquisitions of other mining companies or properties; regulatory matters; litigation; potential repurchases of our common stock under the program described above; and payment of dividends on common stock, if declared by our board of directors.

We currently estimate a range of approximately $225 to $235 million will be spent in 2023 on capital expenditures, primarily for equipment, infrastructure, and development at our mines, including $161.3 million already incurred as of September 30, 2023, before any lease financing. We also estimate exploration and pre-development expenditures will total approximately $32.5 million in 2023, including $25.5 million already incurred as of September 30, 2023. Our expenditures for these items and our related plans for 2023 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

Our liquid assets include (in millions):

	September 30, 2023	December 31, 2022
Cash and cash equivalents held in U.S. dollars	$93.6	$86.8
Cash and cash equivalents held in foreign currency	7.1	17.9
Total cash and cash equivalents	100.7	104.7
Marketable equity securities - non-current	16.6	24.0
Total cash, cash equivalents and investments	$117.3	$128.7

Cash and cash equivalents decreased by $4.0 million in the first nine months of 2023. Cash held in foreign currencies represents balances in Canadian dollars and Mexican Pesos. The value of non-current marketable equity securities decreased by $7.4 million.

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash provided by operating activities (in millions)	$74.6	$53.8

Cash provided by operating activities for the nine months ended September 30, 2023 of $74.6 million represented a $20.8 million increase compared to the $53.8 million provided in the same period for 2022. $42.6 million of the variance was attributable to a higher income adjusted for non cash items in the nine months ended September 30, 2023 reflecting higher realized prices for silver, gold and lead, partially offset by higher total cost of sales. The remaining variance was attributable to changes in net working capital resulting from higher vendor payments and changes in fair value of the net hedge book.

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash used in investing activities (in millions)	$(162.9)	$(127.7)

During the nine months ended September 30, 2023, we invested $161.3 million in capital expenditures, an increase of $68.0 million compared to the same period in 2022. The variance was primarily due to $32.1 million invested at Keno Hill during the nine months ended September 30, 2023 and increased capital spending at Casa Berardi and Lucky Friday. During the same period in 2022, we made a pre-acquisition advance of $25.0 million to Alexco and generated proceeds of $9.4 million upon disposal of an investment.

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash provided by financing activities (in millions)	$84.1	$9.6

During the nine months ended September 30, 2023, we had net draws on our revolving credit facility resulting in $80 million outstanding at an interest rate of 8% on September 30, 2023. During the nine months ended September 30, 2023 and 2022, we paid cash dividends on our common and preferred stock totaling $11.8 million and $10.5 million, respectively. During the nine months ended September 30, 2023 and 2022, we issued stock under our ATM program described above for net proceeds of $25.9 million and $4.5 million, respectively. We made repayments on our finance leases of $8.0 million and $5.2 million in the nine months ended September 30, 2023 and 2022, respectively.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, IQ Notes, credit facility, outstanding purchase orders, certain capital expenditures and lease arrangements as of September 30, 2023 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$40,326	$—	$—	$—	$40,326
Credit facility(2)	80,474	1,302	—	—	81,776
Finance lease commitments (3)	9,313	15,303	7,545	—	32,161
Operating lease commitments (4)	1,802	2,550	2,280	5,807	12,439
Senior Notes (5)	34,438	68,876	522,350	—	625,664
IQ Notes (6)	2,324	37,468	—	—	39,792
Total contractual cash obligations	$168,677	$125,499	$532,175	$5,807	$832,158

(1)
Consists of open purchase orders and commitments of approximately $15.0 million, $9.7 million, $10.3 million, $3.5 million and $1.8 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, Casa Berardi and Nevada Operations, respectively.

(2)
The Credit Agreement provides for a $150 million revolving credit facility. We had net draws of $80 million and $6.7 million in letters of credit outstanding as of September 30, 2023. The amounts in the table above assume no additional amounts will be drawn in future periods, and include only the standby fee on the current undrawn balance and accrued interest. For more information on our credit facility, see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)
Includes scheduled finance lease payments of $8.9 million, $6.3 million, $8.4 million, and $8.6 million for equipment at Greens Creek, Lucky Friday, Casa Berardi, and Keno Hill, respectively.

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

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters. At September 30, 2023, our liabilities for these matters totaled $120.0 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Critical Accounting Estimates

There have been no significant changes to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K.

Off-Balance Sheet Arrangements

At September 30, 2023, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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
•
Capital contributions. Certain of Hecla's subsidiaries do not generate cash flow, either at all or that is sufficient to meet their capital needs, and their cash requirements are routinely met with inter-company advances from their parent companies. Generally on an annual basis, when not otherwise intended as debt, the boards of directors of such parent companies declare contributions of capital to their subsidiary companies, which increase the parents' investment and the subsidiaries' additional paid-in capital. Occasionally, parent companies may also subscribe for additional common shares of their subsidiaries. In consolidation, investments in subsidiaries and related additional paid-in capital are eliminated.
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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of December 31, 2022
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$69,889	$20,152	$14,702	$—	$104,743
Other current assets	4,959	147,103	10,922	—	$162,984
Properties, plants, equipment and mineral interests - net	1,913	2,288,199	279,678	—	$2,569,790
Intercompany receivable (payable)	(159,442)	(598,248)	303,433	454,257	$—
Investments in subsidiaries	2,128,366	—	—	(2,128,366)	$—
Other non-current assets	355,631	20,870	43,241	(330,087)	$89,655
Total assets	$2,401,316	$1,878,076	$651,976	$(2,004,196)	$2,927,172
Liabilities and Stockholders' Equity
Current liabilities	$(93,660)	$134,016	$13,939	$124,171	$178,466
Long-term debt	506,364	11,378	0	—	$517,742
Non-current portion of accrued reclamation	—	101,900	6,508	—	$108,408
Non-current deferred tax liability	—	113,876	11,970	—	$125,846
Other non-current liabilities	9,645	6,720	1,378	—	$17,743
Stockholders' equity	1,978,967	1,510,186	618,181	(2,128,367)	$1,978,967
Total liabilities and stockholders' equity	$2,401,316	$1,878,076	$651,976	$(2,004,196)	$2,927,172

	As of September 30, 2023
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$79,524	$20,323	$838	$—	$100,685
Other current assets	9,961	130,264	7,504	—	147,729
Properties, plants, equipment and mineral interests, net	—	2,639,949	8,360	—	2,648,309
Intercompany receivable (payable)	(182,251)	(747,432)	601,714	327,969	—
Investments in subsidiaries	2,300,473	—	—	(2,300,473)	—
Other non-current assets	410,122	19,983	13,036	(378,708)	64,433
Total assets	$2,617,829	$2,063,087	$631,452	$(2,351,212)	$2,961,156
Liabilities and Stockholders' Equity
Current liabilities	$47,017	$141,532	$7,592	$(50,770)	$145,371
Long-term debt	587,003	17,950	—	—	604,953
Non-current portion of accrued reclamation	—	107,589	2,024	—	109,613
Non-current deferred tax liability	—	109,293	—	—	109,293
Other non-current liabilities	6,039	6,720	1,397	—	14,156
Stockholders' equity	1,977,770	1,680,003	620,439	(2,300,442)	1,977,770
Total liabilities and stockholders' equity	$2,617,829	$2,063,087	$631,452	$(2,351,212)	$2,961,156

Unaudited Interim Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2023
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$13,088	$546,449	$—	$—	$559,537
Cost of sales	(2,535)	(342,981)	—	—	(345,516)
Depreciation, depletion, amortization	—	(107,937)	—	—	(107,937)
General and administrative	(12,962)	(16,389)	(1,098)	—	(30,449)
Exploration and pre-development	(323)	(22,740)	(2,483)	—	(25,546)
Equity in earnings of subsidiaries	(34,334)	—	—	34,334	—
Other (expense) income	13,330	(78,562)	(4,017)	(15,218)	(84,467)
Income (loss) before income and mining taxes	(23,736)	(22,160)	(7,598)	19,116	(34,378)
(Expense) benefit from income taxes	(17,544)	(4,575)	—	15,215	(6,904)
Net income (loss)	(41,280)	(26,735)	(7,598)	34,331	(41,282)
Preferred stock dividends	(414)	—	—	—	(414)
Income (loss) applicable to common stockholders	$(41,694)	$(26,735)	$(7,598)	$34,331	$(41,696)
Net income (loss)	(41,280)	(26,735)	(7,598)	34,331	(41,282)
Changes in comprehensive income (loss)	364	—	—	—	364
Comprehensive income (loss)	$(40,916)	$(26,735)	$(7,598)	$34,331	$(40,918)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risks and risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at September 30, 2023, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Item 1A. – Risk Factors of our 2022 Form 10-K).

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

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer. Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our 2022 Form 10-K). At September 30, 2023, metals contained in concentrate sales and exposed to future price changes totaled 0.9 million ounces of silver and 5,075 tons of lead. If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $3.3 million. As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

Commodity-Price Risk Management

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2022 Form 10-K for a description of our commodity-price risk management program.

Foreign Currency Risk Management

We operate or have mining interests in Canada, which exposes us to risks associated with fluctuations in the exchange rates between the USD and the CAD. We determined the functional currency for our Canadian operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD to USD are recorded to earnings each period. For the three and nine months ended September 30, 2023, we recognized a net foreign exchange gain of $4.2 million and $0.4 million, respectively, compared to a net foreign exchange gain of $5.7 million and $8.1 million for the three and nine months ended September 30, 2022, respectively. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at September 30, 2023 would have resulted in a change of approximately $11.2 million in our net foreign exchange gain or loss. We do not hedge the remeasurement of monetary assets and liabilities. We do hedge some of our operating and capital costs denominated in foreign currency.

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Note 9 of Notes to Consolidated Financial Statements in our 2022 Form 10-K for a description of our foreign currency risk management.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of September 30, 2023, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Item 5(c) During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – September 30, 2023

Index to Exhibits

Exhibit Number	Description
10.1

Form of Change in Control Agreement dated August 16, 2023, between Registrant and Carlos Aguiar, incorporated by reference to exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-8491). (1)

10.2

Form of Indemnification Agreement dated August 16, 2023, between Registrant and Carlos Aguiar, incorporated by reference to exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491). (1)

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

HECLA MINING COMPANY
(Registrant)

Date:	November 7, 2023	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	November 7, 2023	By:	/s/ Russell D. Lawlar
Russell D. Lawlar, Senior Vice President,
Chief Financial Officer