Form 10-K
period 2023-12-31
HECLA MINING CO/DE/
filed 2024-02-15
CIK 719413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

Form 10-K

____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates was $3,068,556,667 as of June 30, 2023. There were 613,682,159 shares of the registrant’s Common Stock outstanding as of June 30, 2023, and 625,117,775 shares outstanding as of February 9, 2024.

Documents incorporated by reference herein:

To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2024 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the registrant’s 2023 fiscal year, is incorporated herein by reference. See Part III.

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

•
Efforts to expand the finite lives of our mines may not be successful or could result in significant demands on our liquidity, and our costs of development of new orebodies and other capital costs may be higher than estimated. Our mineral reserve and resource estimates may be imprecise.

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

•
We face inherent risks in acquisitions of other mining companies or properties that may adversely impact our growth strategy. The properties we have acquired or may acquire may not produce as expected, and we may be unable to accurately determine reserve potential or identify associated liabilities. We may be unable to successfully integrate the operations of the properties we acquire. We may not realize all of the anticipated benefits from our acquisitions. These risks continue to apply to our Keno Hill unit which we acquired through our 2022 acquisition of Alexco Resource Corp. ("Alexco"), which has not yet achieved profitability.

•
Issues we have faced at certain segments could require us to write-down the carrying value of associated long-lived assets. We could face similar issues at our other operations.

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

•
We are required to obtain governmental permits and other approvals in order to conduct mining operations. We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law. Additionally, new federal, state, provincial, territorial and first nations laws, regulations and initiatives could impact our operations.

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

Introduction

Hecla Mining Company and its subsidiaries have provided precious and base metals to the U.S. and the world since 1891 (in this report, “we” or “our” or “us” refers to Hecla Mining Company and our affiliates and subsidiaries, unless the context requires otherwise). We discover, acquire and develop mines and other mineral interests and produce and market (i) concentrates containing silver, gold and other metals, (ii) carbon material containing silver and gold, and (iii) unrefined doré containing silver and gold. In doing so, we intend to manage our business activities in a safe, environmentally responsible and cost-effective manner.

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

Our current business strategy is to focus our financial and human capital in the following areas:

•
Developing the Keno Hill properties located in the Yukon Territory, Canada

•
Operating our properties safely, and in an environmentally responsible and cost-effective manner.

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

	2023	2022	2021
Silver (per oz.):
Realized average	$23.33	$21.53	$25.24
Market average	$23.39	$21.75	$25.17
Market high	$26.03	$26.36	$28.48
Market low	$20.09	$17.81	$21.53
Gold (per oz.):
Realized average	$1,939	$1,803	$1,796
Market average	$1,943	$1,801	$1,800
Market high	$2,049	$2,053	$1,940
Market low	$1,811	$1,622	$1,684
Lead (per lb.):
Realized average	$1.03	$1.01	$1.03
Market average	$0.97	$0.98	$1.00
Market high	$1.06	$1.15	$1.14
Market low	$0.90	$0.80	$0.86
Zinc (per lb.):
Realized average	$1.35	$1.41	$1.44
Market average	$1.20	$1.58	$1.36
Market high	$1.59	$2.05	$1.73
Market low	$1.01	$1.23	$1.15

The prices of silver, gold, lead and zinc are affected by numerous factors beyond our control. See Item 1A. Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us for information on a number of the factors that can impact prices of the metals we produce. Our 2023 realized average prices for all metals we sold, except zinc, were higher compared to 2022. In 2022, realized average prices for all metals we sold, except gold, were lower compared to 2021. We are unable to predict fluctuations in prices for metals and have limited control over the timing of our concentrate shipments which impacts our realized prices. However, we utilize financially-settled forward contracts for the metals we produce with the objective of managing the exposure to changes in prices of those metals contained in our concentrate shipments between the time of sale and final settlement. In addition, at times we utilize a similar program to manage the exposure to changes in prices of zinc and lead contained in our forecasted future concentrate shipments. See Note 10 of Notes to Consolidated Financial Statements for more information on our base and precious metal forward contract programs.

A comprehensive discussion of our financial results for the years ended December 31, 2023, 2022 and 2021, individual operation performance and other significant items can be found in Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

Products and Segments

Our segments are differentiated by geographic region. We produce zinc, silver and precious metals flotation concentrates at Greens Creek and silver and zinc flotation concentrates at Lucky Friday, each of which we sell to custom smelters and metal traders. The flotation concentrates produced at Greens Creek and Lucky Friday contain payable silver, zinc and lead, and at Greens Creek they also contain payable gold. At Greens Creek, we also produce gravity concentrate containing payable silver, gold and lead. Unrefined bullion (doré) is produced from the gravity concentrate by a third-party processor, and shipped to a refiner before sale of the metals to precious metal traders. While Keno Hill has not yet reached commercial productions levels, it is currently in ramp-up and producing silver and zinc flotation concentrates. We also produce unrefined gold and silver bullion bars (doré) and loaded carbon and precipitates at Casa Berardi, which are shipped to refiners before sale of the metals to precious metal traders. At times, we sell loaded carbon and precipitates directly to refiners. Payable metals are those included in our products which we are paid for by smelters, metal traders and refiners. Our segments as of December 31, 2023 included:

•
Greens Creek located on Admiralty Island, near Juneau, Alaska. Greens Creek is 100% owned and has been in production since 1989.

•
Lucky Friday located in northern Idaho. Lucky Friday is 100% owned and has been a producing mine for us since 1958.

•
Keno Hill located in the Keno Hill Silver District in Canada's Yukon Territory. Keno Hill is 100% owned and was acquired as part of our acquisition of Alexco in September 2022. Production ramp-up commenced in June 2023.

•
Casa Berardi located in the Abitibi region of northwestern Quebec, Canada. Casa Berardi is 100% owned and has been in production since late 2006.

•
The Nevada Operations is located in northern Nevada. Nevada Operations is 100% owned and consists of four land packages in northern Nevada totaling approximately 110 square miles and containing four previously-operating mines with a history of high-grade gold production: Fire Creek, Hollister, Midas and Aurora. As discussed in Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Nevada Operations, production was suspended in the second half of 2021. During 2022, we mined and sold remnant refractory underground ore from our stockpile.

San Sebastian in Mexico was also considered a segment prior to 2021. Production ceased in the fourth quarter of 2020, and exploration activities are currently ongoing. San Sebastian's activity for all periods presented in this Annual Report on Form 10-K is included in "other".

The contributions to our total metals sales by our significant operations in 2023 were 53.7% from Greens Creek, 24.9% from Casa Berardi, 16.3% from Lucky Friday and 5.0% from Keno Hill. Lucky Friday's production for 2023 was impacted by an underground fire in the secondary egress in August, which suspended production for the remainder of 2023.

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

Environmental

Our operations are subject to various environmental laws and regulations at the federal and state/provincial level. Compliance with environmental regulations, and litigation based on environmental laws and regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities. For example, since acquiring the Keno Hill mine in September 2022, the site has experienced permit exceedances involving the quality of water discharged into the environment. We are working to assess the existing infrastructure and implement improvements to the environmental management system that was put in place by the previous owners. As part of this process, we have submitted plans to the Yukon Department of Energy, Mines and Resources to upgrade the water treatment plan at the Bermingham mine within our Keno Hill operations. We are committed to making changes to ensure compliance with our authorizations and all environmental regulations. See Note 16 of Notes to Consolidated Financial Statements for more information on permit issues at Keno Hill.

Keno Hill is located at a site in the Yukon Territory where extensive historical mining activity occurred. The mining claims and rights that comprise our Keno Hill mine are owned by two of our indirect, wholly-owned subsidiaries, Alexco Keno Hill Mining Company and Elsa Reclamation & Development Company Ltd. (“ERDC”). ERDC and Alexco are parties to the Amended and Restated Subsidiary Agreement (“ARSA”) dated July 18, 2013, among them and Her Majesty the Queen in right of Canada (“Canada”) which addresses the pre-existing environmental condition and the environmental care and maintenance and reclamation of the historical Keno Hill site. Under the ARSA and related documents, ERDC, as a paid contractor for the Yukon Government, is responsible for the development and eventual implementation of the district wide reclamation and closure plan (“Reclamation Plan”) which addresses the historic environmental liabilities of the district from past mining activities pre-dating Alexco’s and Hecla’s acquisition of the Keno Hill project, as well as for carrying out care and maintenance at various locations within the historical Keno Hill site until the Reclamation Plan is implemented (Hecla’s predecessor, Alexco, previously deposited CDN$10 million in a trust which funds ERDC’s maximum contribution toward implementing the Reclamation Plan, and agreed to a 1.5% net smelter royalty capped at CAD$4 million, of which approximately CAD$1.2 million paid or accrued for as of December 31, 2023). ERDC receives agreed-to commercial contractor rates when retained by Canada to provide environmental services in the historical Keno Hill site outside the scope of care and maintenance and closure and reclamation planning under the ARSA (in the latter case, for which ERDC receives an annual fee of $900,000 from Canada, adjustable for material changes in scope). The potential liabilities associated with the pre-existing environmental conditions at Keno Hill are indemnified by Canada under the terms and conditions of the ARSA, subject to the requirement for ERDC to develop, permit, and implement the Reclamation Plan, or if Hecla and the Government agree to transfer portions of the historic area to active mining operations within the Keno Hill unit, then such indemnification ceases to the extent of such transferred area. Completing the Reclamation Plan is expected to take approximately 5 more years and is estimated to cost approximately $140 million over that time, for which we expect ERDC to be reimbursed for all material costs incurred. However, we are at risk for any variance in timing between expending funds by ERDC and reimbursement by Canada, as well as for any disputed or otherwise non-reimbursed costs (for example if ERDC were to act outside of the scope of the ARSA). In addition, ERDC is responsible for sharing with Canada (i) under certain circumstances, care and maintenance costs pending implementation of the Reclamation Plan, (ii) detailed design and engineering costs to support the Reclamation Plan and (iii) under certain circumstances, post active reclamation costs (i.e. in the event Hecla has brought a historical area with pre-existing environmental conditions into active operations at the Keno Hill unit), which, in each case and in the aggregate, we do not anticipate will have a material impact on our financial results as a whole.

Mine closure and reclamation regulations impose substantial costs on our operations and include requirements that we provide financial assurance supporting those obligations. We currently have $195.4 million of financial assurances, primarily in the form of surety bonds, for reclamation company-wide. We anticipate approximately $13.5 million in expenditures in 2024 for environmental permit compliance and idle property management. We also plan to invest approximately $5.5 million for on-going reclamation works at the former Troy Mine in Montana. The projected remaining cost for reclamation at the site is included in our accrued reclamation and closure costs liability. See Item 1A. Risk Factors – We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law; Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations; Compliance with environmental regulations, and litigation based on such regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities; Our environmental and asset retirement obligations may exceed the provisions we have made; and New federal and state laws, regulations and initiatives could impact our operations.

Licenses, Permits and Claims/Concessions

We are required to obtain various licenses and permits to operate our mines and conduct exploration and reclamation activities. See Item 1A. Risk Factors – We are required to obtain governmental permits and other approvals in order to conduct mining operations. We can only engage in exploration at our San Sebastian (Mexico), Hatter Graben (Nevada) and Libby Exploration (Montana) projects if we are successful in obtaining necessary permits. Similarly, mining at our planned open pits at Casa Berardi requires permits we don't yet have. And in February 2022, we submitted letters to the United States Forest Service ("USFS") withdrawing from its consideration the former Plan of Operations for each of the Rock Creek and Libby Exploration (formerly known as Montanore) projects in Montana.

A new Plan of Operations for the Libby Exploration project limited to underground exploration and evaluation activities was submitted to the USFS is currently under an Environmental Assessment review (“EA”) under the National Environmental Policy Act (“NEPA”). These actions reflect our consolidated ownership of the two projects and new ideas that we bring, rather than the separate ownership and ineffective strategies of the projects' prior owners. Upon successful completion of the EA process under the NEPA, and if subsequent data collection and analysis activities suggest development of a mine is feasible, then it is anticipated that a new Plan of Operations for the construction and development of a mine at the Libby Exploration site would be submitted for approval. While no activities beyond care and maintenance are currently proposed for Rock Creek, mineral and other property rights there should not be impacted by our current focus on evaluation of the Libby Exploration site.

We are party to a Comprehensive Cooperation and Benefits Agreement (“CCBA”) with the First Nation of Na-Cho Nyäk Dun (“FNNND”) that recognizes the rights, obligations, and opportunities of the two parties. Individual chapters in the CCBA include Hecla’s ongoing obligations to consult with FNNND and annual financial contributions, including for FNNND expense reimbursement, education and training, and wealth sharing. The wealth sharing component has not yet been agreed to, but we expect to resume negotiations in the near future and/or upon Keno Hill reaching commercial production, and such arrangement could have a material impact on Keno Hill’s profitability.

See Item 1A. Risk Factors – We are required to obtain governmental permits and other approvals in order to conduct mining operations and Legal challenges could prevent our projects in Montana from ever being developed. In addition, our operations and exploration activities at Keno Hill and the Yukon, Casa Berardi and San Sebastian are conducted pursuant to claims or concessions granted by the host government, and otherwise are subject to claims renewal and minimum work commitment requirements, which are subject to certain political risks associated with foreign operations. See Item 1A. Risk Factors – Our foreign activities are subject to additional inherent risks. , Our operations and properties in Canada expose us to additional political risksand Certain of our mines and exploration properties are located on land that is or may become subject to traditional territory, title claims and/or claims of cultural significance, and such claims and the attendant obligations of the federal government to those tribal communities and stakeholders may affect our current and future operations.

Taxes and Royalties

We are subject to various taxes and government royalties in the jurisdictions where we operate, including those specific to mining activities. These include: federal income taxes; state/provincial income taxes; county/city and bureau property taxes and sales and use tax in the U.S.; goods and services tax in Canada; value added tax in Mexico; mining-specific taxes in Alaska, Idaho, Nevada, Quebec and the Yukon; and mining royalties in Alaska, Nevada and Canada. Accrual and payment of taxes and accounting for deferred taxes can involve significant estimates and assumptions and can have a material impact on our consolidated financial statements. Tax rates and the calculations of taxes can change significantly and are influenced by changes in political administrations and other factors. See Item 1A. Risk Factors – Our accounting and other estimates may be imprecise; Our ability to recognize the benefits of deferred tax assets related to net operating loss carryforwards and other items is dependent on future cash flows generating taxable income; Our foreign activities are subject to additional inherent risks; and We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law. Also, see Note 7 of Notes to Consolidated Financial Statements for more information on income and mining taxes.

Physical Assets

Our business is capital intensive and requires ongoing capital investment for the replacement, modernization and expansion of equipment and facilities and to develop new mineral reserves. At December 31, 2023, the book value of our properties, plants, equipment and mineral interests, net of accumulated depreciation, was approximately $2.7 billion. For more information see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. We maintain insurance policies against property loss and business interruption. However, such insurance contains exclusions and limitations on coverage, and there can be no assurance that claims would be paid under such insurance policies in connection with a particular event. And when we do experience insurable losses – such as with the fire at the Lucky Friday in August and September of 2023 – it can take a long period of time before we receive any or all insurance proceeds. See Item 1A. Risk Factors – Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Human Capital

As of December 31, 2023, we had approximately 1,775 employees, of which approximately 990 were employed in the United States, 765 in Canada, and 20 in Mexico. The vast majority of our employees are full-time. Approximately 260 of our employees at the Lucky Friday were covered by a collective bargaining agreement.

The attraction, development and retention of people is critical to delivering our business strategy. Key areas of focus for us include:

Health and Safety

The safety and health of our employees is of paramount importance. Our goal is to achieve world-class safety and health performance by promoting a deeply rooted value-based culture of safety and utilizing technology and innovation to continually improve the safety at our operations. We know that employees' and contractors' safety awareness is fundamental to making our workplace as safe as possible. Therefore, we invest in training and workforce development programs that focus on safety first. All employees and contractors receive training that complies with or exceeds the applicable safety and health regulations as set by the governing body in the jurisdiction in which each operation is located. As part of our commitment to safety, we track a variety of safety performance indicators, including injuries, near misses, observations, and equipment damages. Our goal is to reduce safety incidents. Our All Injury Frequency Rate (“AIFR”) is calculated as the number of incidents in the period multiplied by 200,000 hours and divided by the number of hours worked in the period. Company-wide, our AIFR was 1.45 for 2023.

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

Annual employee surveys are conducted to gauge employee concerns and morale. The results of the surveys, and any responsive measures, are shared with our board of directors. Strategic talent reviews and succession planning reviews are conducted periodically across all business areas, and our training programs are adapted accordingly. The Chief Executive Officer (“CEO”), senior level company leadership and board of directors periodically review Hecla's top talent. Creating more opportunities for women and indigenous people are among our priorities for employee development. We also strive to maintain an inclusive workplace and provide periodic training to employees to help meet that goal. Our employees are required to abide by our Code of Conduct, which is provided to employees upon being hired and thereafter annually, and is available on our website, to promote the conduct of our business in a consistently legal and ethical manner. Among other provisions, the Code of Conduct reflects our policy and practice not to discriminate against any employee because of race, color, religion, national origin, sex, sexual orientation, gender identity or expression, age, or physical or other disability. We expect our leaders to set the example by being positive role models and good mentors for our employees.

We employ our Senior Vice President - Chief Administrative Officer who is responsible for developing and executing our human capital strategy. The position is an executive-level position to reflect the priority we place on utilizing our human capital resources to meet our business strategy.

Available Information

Hecla Mining Company is a Delaware corporation. Our current holding company structure dates from the incorporation of Hecla Mining Company in 2006 and the renaming of our subsidiary (previously Hecla Mining Company) as Hecla Limited. Our principal executive offices are located at 6500 N. Mineral Drive, Suite 200, Coeur d’Alene, Idaho 83815-9408. Our telephone number is (208) 769-4100. Our web site address is www.hecla.com. Information on our web site is not incorporated into this Annual Report on Form 10-K. We file our annual, quarterly and current reports and any amendments to these reports with the SEC, copies of which are available on our website or from the SEC free of charge (www.sec.gov or 800-SEC-0330). Our restated certificate of incorporation, bylaws, charters of our audit, compensation, and governance and social responsibility committees, as well as our Code of Ethics for the Chief Executive Officer and Senior Financial Officers and our Code of Conduct, are also available on our website. In addition, any amendments to our Code of Ethics or waivers granted to our directors and executive officers will be posted on our website. Each of these documents may be periodically revised, so you are encouraged to visit our website for any updated terms. We will provide copies of these materials to stockholders upon request using the above-listed contact information, directed to the attention of Investor Relations, or via e-mail request sent to hmc-info@hecla.com.

We routinely post important information for investors on our web site, www.hecla.com, in the “Investors” section. We also may use our web site as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investors section of our web site, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. The information contained on, or that may be accessed through, our web site is not incorporated by reference into, and is not a part of, this document.

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

These factors are largely beyond our control and are difficult to predict. If the market prices for these metals fall below our production or development costs for a sustained period of time, we will experience losses and may have to discontinue exploration, development or operations, and we may also incur asset write-downs at one or more of our properties. See Item 1. Business - Introduction for information on the average, high, and low daily closing prices for silver, gold, lead and zinc for the last three years. On February 9, 2024, the closing prices for silver, gold, lead and zinc were $22.66 per ounce, $2,023.50 per ounce, $0.93 per pound and $1.04 per pound, respectively.

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

We determined no impairments were required for triggering events identified during 2023. For more discussion, see the below risk factors, “We may not realize all of the anticipated benefits from our acquisitions, including our 2022 acquisition of Alexco" and “Issues we have faced at certain segments could require us to write-down the carrying value of associated long-lived assets. We could face similar issues at our other operations. Such write-downs may adversely affect our results of operations and financial condition.” If the prices of silver, gold, zinc and lead decline for an extended period of time, if we fail to control production or capital costs, if regulatory issues increase costs or decrease production, or if we do not realize the mineable mineral reserves, resources or exploration targets at our mining properties, we may be required to recognize asset write-downs in the future. In addition, the perceived market value of the resources and exploration targets of our properties is dependent upon prevailing metals prices as well as our ability to discover economic ore. A decline in metals prices for an extended period of time or our inability to convert resources or exploration targets to reserves could significantly reduce our estimates of the value of the resources or exploration targets at our properties and result in asset write-downs.

We have a substantial amount of debt that could impair our financial health and prevent us from fulfilling our obligations under our existing and future indebtedness.

As of December 31, 2023, we had total indebtedness of approximately $671.4 million, primarily in the form of our Senior Notes and Credit Agreement. Our level of debt, debt service obligations and covenant requirements may have adverse effects on our business, financial condition, cash flows or results of operations, including:

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

We and our subsidiaries may incur substantial additional indebtedness in the future. Although the indenture governing our Senior Notes contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of additional indebtedness that could be incurred in compliance with these restrictions could be substantial. In July 2022, we entered into our $150 million revolving credit facility (with the option to increase to $225 million). Like the indenture, the credit agreement governing the revolving credit facility also has restrictions on the incurrence of additional indebtedness but with a number of significant qualifications and exceptions. If new debt is added to our and our subsidiaries’ existing debt levels, the risks associated with such debt that we currently face would increase. In addition, the indenture governing the Senior Notes does not prevent us from incurring additional indebtedness under the indenture.

We have had losses that could reoccur in the future.

We have experienced volatility in our net (loss) income reported in the last three years, as shown in our Consolidated Statement of Operations and Comprehensive (Loss) Income, including net loss of $84.2 million in 2023, $37.3 million in 2022 and net income of $35.1 million in 2021. A comparison of operating results over the past three years can be found in Results of Operations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Many of the factors affecting our operating results are beyond our control, including, but not limited to, the volatility of metals prices; smelter terms; rock and soil conditions; seismic events; cybersecurity attacks; availability of hydroelectric power; diesel fuel prices; interest rates; foreign exchange rates; global or regional political or economic policies; inflation; availability and cost of labor; economic developments and crises; governmental regulations; continuity of orebodies; ore grades; recoveries; performance of equipment; uninsured losses; price speculation by certain investors; and purchases and sales by central banks and other holders and producers of gold and silver in response to these factors. We cannot assure you that we will not experience net losses in the future.

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
insurance proceeds;

•
future foreign exchange rates, inflation rates and applicable tax rates;

•
reserves for contingencies and litigation; and

•
deferred tax asset valuation allowance.

Future estimates and actual results may differ materially from these estimates as a result of using different assumptions or conditions. For additional information, see Critical Accounting Estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 2 of Notes to Consolidated Financial Statements, and the risk factors set forth below: “Our costs of extending existing reserves or development of new orebodies and other capital costs may be higher and provide less return than we estimated,” “Our mineral reserve and resource estimates may be imprecise,” “We are currently involved in ongoing legal disputes that may materially adversely affect us,” and “Our environmental and asset retirement obligations may exceed the provisions we have made.”

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

We also use financially-settled forward contract programs to manage exposure to fluctuations in the exchange rates between the U.S. dollar (“USD”) and the Canadian dollar (“CAD”) and the impact on our future operating costs denominated in CAD. We use a similar program related to future development costs denominated in CAD. As with our metals derivatives, when utilized, such activities may prevent us from realizing possible lower costs on a USD-basis in the event that the USD strengthens relative to the CAD compared to the exchange rates stated in the forward contracts, and also expose us to counterparty credit risk.

See Note 10 of Notes to Consolidated Financial Statements for more information on these forward contract programs.

Our ability to recognize the benefits of deferred tax assets related to net operating loss carryforwards and other items is dependent on future cash flows generating taxable income.

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Otherwise, a valuation allowance is applied against deferred tax assets, reducing the value of such assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted income from operations and the application of existing tax laws in each jurisdiction. Metal prices, reserve, production and cost estimates are key components to determine the expected future benefit of our deferred tax assets. To the extent that future taxable income differs significantly from estimates as a result of a decline in metals prices or other factors, our ability to realize the deferred tax assets could be impacted. Additionally, significant future issuances of common stock or common stock equivalents, or changes in the direct or indirect ownership of our common stock or common stock equivalents, could limit our ability to utilize our net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. Future changes in tax law or changes in ownership structure could limit our ability to utilize our recorded tax assets. We determined as of December 31, 2021, that we expect to realize an additional $58.4 million of the Hecla U.S. tax group deferred tax assets and released the valuation allowance by a corresponding amount, reflecting our current expectations. The Nevada U.S tax group and certain foreign jurisdictions have a valuation allowance on a portion of their deferred tax asset we have determined are more-likely-than-not to not be realized. Our deferred tax assets as of December 31, 2023 were $280.4 million, net of $100.9 million in valuation allowances. See Note 7 of Notes to Consolidated Financial Statements for further discussion of our deferred tax assets.

Returns for investments in pension plans and pension plan funding requirements are uncertain.

We maintain defined benefit pension plans for most U.S. employees, which provide for defined benefit payments after retirement for those employees. Canadian and Mexican employees participate in public retirement systems for those countries and are not eligible to participate in the defined benefit pension plans that we maintain for U.S. employees. The ability of the pension plans maintained for U.S. employees to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. In addition, we have a supplemental excess retirement plan which was funded as of December 31, 2023. A sustained period of low returns or losses on investments, or future benefit obligations that exceed our estimates, could require us to fund the pension plans to a greater extent than anticipated. See Note 6 of Notes to Consolidated Financial Statements for more information on our pension plans.

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

For example, the COVID-19 pandemic impacted our operations and financial results between 2020 and 2022. Restrictions imposed by governments in Alaska, Quebec and Mexico caused us to temporarily suspend operations and revise operating procedures during that time period. COVID-19 is still a disease that is occurring throughout the world. In the event it were to flare up in a manner similar to the past, or worse, our operations and financial results could again be negatively impacted

Our operations are subject to a range of risks related to climate change and transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy.

Climate change is expected to create more extreme weather patterns that can increase frequency or severity of forest fires (such as our Casa Berardi unit experienced in summer 2023) and droughts and sudden heavy rainfall (such as our Greens Creek unit has periodically experienced). These latter two events require careful water management. Potential key material physical risks to Hecla from climate change include, but are not limited to:

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

In addition, we have identified opportunities and potential risks for Hecla as we shift toward a low-carbon economy. Technologies that support decarbonization include renewable energy sources, electric vehicles, and energy storage, all of which require the metals we produce. However, renewable energies currently may not have the same reliability as conventional energy sources. Thus, as we transition toward renewable energy sources, we could experience a possible curtailment of our energy supply, and these new energy sources may cost more in the future than our current supplies, which could negatively impact our financial performance. Further, transitioning to a lower-carbon economy will require significant investment and may entail extensive policy, legal, technology, and market changes to address mitigation and adaptation requirements related to climate change. Depending on the nature, speed, focus and jurisdiction of these changes, transition risks may pose varying levels of financial and reputational risk to our business.

Policy and regulatory risk related to actual and proposed changes in climate and water-related laws, regulations and taxes developed to regulate the transition to a low-carbon economy may result in increased costs for our operations, third-party smelters and refiners and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Regulatory uncertainty may cause higher costs and lower economic returns than originally estimated for new development projects and operations, including closure reclamation and remediation obligations.

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

Production may be reduced below our historical or estimated levels for many reasons, including, but not limited to, mining accidents; unfavorable ground or shaft conditions; fire, influx of water or other insured and uninsured events; work stoppages or slow-downs; lower than expected ore grades; cybersecurity attacks; unexpected regulatory actions; if the metallurgical characteristics of ore are less economic than anticipated; or because our equipment or facilities fail to operate properly or as expected. Our mines are subject to risks relating to ground instability, including, but not limited to, pit wall failure, crown pillar collapse, seismic events, backfill and stope failure or the breach or failure of a tailings impoundment. Both the Lucky Friday and Casa Berardi mines have a history of ground instability underground and related incidents which in the past have resulted in loss of production at these facilities and some of the other effects described below. The occurrence of an event such as those described above could result in loss of life or temporary or permanent cessation of operations, any of which could have a material adverse effect on our financial condition and results of operations. Other closures or impacts on operations or production may occur at any of our mines at any time, whether related to accidents, changes in conditions, changes to regulatory policy, or as precautionary measures.

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

At the Lucky Friday mine we are mining ever deeper deposits and have been utilizing our patented Underhand Closed Bench (“UCB”) mining method. See Item 2. Properties - Lucky Friday for a description of the UCB method. We started testing the UCB method in 2020 and it was used for approximately 87%, 88% and 86% of the tons mined at Lucky Friday in 2023, 2022 and 2021, respectively. The UCB method has not been used at other mines. Although we believe the testing has resulted in better management of the Lucky Friday mine’s seismicity, which increases as we mine deeper, we cannot predict unknown hazards that the UCB method or our deeper mining activities might cause.

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

•
seismic activity;

•
shaft failure;

•
road and bridge failures;

•
underground floods or fires (such as we experienced in August 2023 when there was a fire deep within the #2 shaft at our Lucky Friday unit which caused production there to stop for approximately 5 months, before production resumed in January 2024, with the ramp up to full production ongoing);

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

Furthermore, short-term operating factors relating to our mineral reserves, such as the need to sequentially develop orebodies and the processing of new or different ore grades, may adversely affect our cash flow.

If the prices of metals that we produce decline substantially below the levels used to calculate reserves for an extended period, we could experience:

•
delays in new project development;

•
net losses;

•
reduced cash flow;

•
reductions in reserves and resources;

•
write-downs of asset values; and

•
mine closure.

Additionally, reserve estimates are subject to further development and preproduction drilling, resource estimates and exploration targets are subject to further exploration and development, and are, therefore, subject to considerable uncertainty. Despite our history of converting resources and exploration targets to reserves through additional drilling and study work, we cannot be certain that any part or parts of resources or exploration targets will ever be confirmed or converted into reserves as defined by the SEC.

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

For the fiscal year ended December 31, 2023, our three largest customers accounted for approximately 24%, 16% and 16%, respectively, of our total revenues. Given our operations produce unique qualities of concentrates, which a limited number of smelters can process effectively, we enter into long-term benchmark contracts for a majority of our total concentrates production. We expose lesser portions of our concentrates production to spot market sales to metal traders to benefit from favorable spot market sales terms from time to time. Our results of operations, financial condition and cash flows could be materially adversely affected if one or more of our long-term customers were to decide to interrupt or curtail their activities, terminate their contracts with us or fail to renew existing contracts. Additionally, if spot market conditions deteriorate rapidly, we could have difficulty selling a portion of our concentrates, and metal traders could refuse to perform under existing contracts, which could also result in materially adverse effects on our results of operations, financial conditions and cash flows. See Note 4 of Notes to Consolidated Financial Statements for more information on the distribution of our sales and our significant customers.

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

Our properties in Canada may be of particular interest or sensitivity to one or more interest groups, including aboriginal groups (which are generally referred to as “First Nations”). We have mineral projects in Quebec, the Yukon and British Columbia that are or may be in areas with a First Nations presence. The nature and extent of First Nation rights and title remains the subject of active debate, claims and litigation in Canada. Intergovernmental relations between First Nation authorities and federal, provincial and territorial authorities are evolving. It is our practice to work closely with and consult with First Nations in areas in which our projects are located or which could be impacted by our activities. However, there is no assurance that relationships with such groups will be positive. Accordingly, it is possible that our permitting activities, profitable production, exploration or development activities on our Canadian properties could be delayed, interrupted or otherwise adversely affected in the future by political uncertainty, native land claims entitlements, expropriations of property, financial arrangements, changes in applicable law, governmental policies and policies of relevant interest groups, including those of First Nations. Any changes in law or relations or shifts in political conditions may be beyond our control, or we may enter into agreements with First Nations, all of which may adversely affect our business and operations and if significant, may result in the impairment or loss of mineral concessions or other mineral rights, or may make it impossible to continue our mineral production, exploration or development activities in the applicable area, any of which could have an adverse effect on our financial condition and results of operations.

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

See the risk factor below, “We may not realize all of the anticipated benefits from our acquisitions, including our 2022 acquisition of Alexco.”

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

The process of integrating operations could cause an interruption of, or a slowdown in, the activities of our business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage other parts of our business. If our senior management is not able to effectively manage the integration process, or if any business activities are interrupted as a result of the integration process, our business could suffer. See the risk factor below, “We may not realize all of the anticipated benefits from our acquisitions, including our 2022 acquisition of Alexco.”

Issues we have faced at certain segments could require us to write-down the carrying value of associated long-lived assets. We could face similar issues at our other operations. Such write-downs may adversely affect our results of operations and financial condition.

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

We determined the continued suspension of production in Nevada and reduced 2024 budgeted exploration program represented a triggering event requiring an assessment of recoverability of the carrying value of our long-lived assets in Nevada. We also identified a triggering event for Casa Berardi in 2023. Although we concluded the carrying value assessment indicated no impairment at either segment at the time the analysis was undertaken, each analysis was, and any future analysis will be, based on estimates, judgments and assumptions which may turn out to be incorrect or inaccurate.

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

We may not realize all of the anticipated benefits from our acquisitions, including our 2022 acquisition of Alexco.

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

At our Nevada Operations, mine production at Fire Creek continued through the first half of 2021, and was then suspended as we continue studies of hydrology, mining and milling. Revenues exceeded total capital and production costs in 2020 and 2021. However, we anticipate incurring care-and-maintenance costs in the future unless and until we have enough exploration success and development to resume mining operations. In September 2022, we completed the acquisition of Alexco and gained ownership of the Keno Hill project in the Yukon Territory, Canada. Although we produced silver at that mine in 2023, achieving acceptable safety and environmental performance has prevented us from reaching anticipated production levels and has required capital expenditures higher than we anticipated. See the risk factors above, “An extended decline in metals prices, an increase in operating or capital costs or treatment charges, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations,” and “Issues we have faced at certain segments could require us to write-down the associated long-lived assets. We could face similar issues at our other operations. Such write-downs may adversely affect our results of operations and financial condition.”

The properties we may acquire may not produce as expected, and we may be unable to determine reserve potential, identify liabilities associated with the acquired properties or obtain protection from sellers against such liabilities.

The properties we acquire in any acquisition, including Keno Hill, may not produce as expected, may be in an unexpected condition and we may be subject to increased costs and liabilities, including environmental liabilities. Although we review properties prior to acquisition in a manner consistent with industry practices, such reviews are not capable of identifying all existing or potential adverse conditions. Generally, it is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems or permit a buyer to become sufficiently familiar with the properties to fully assess their condition, any deficiencies, and development potential. See the risk factors above, “We may not realize all of the anticipated benefits from our acquisitions, including our 2022 acquisition of Alexco” and “An extended decline in metals prices, an increase in operating or capital costs or treatment charges, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations.”

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

In addition, each of Greens Creek, Casa Berardi and Keno Hill are in remote locations. Greens Creek operates on an island and is substantially dependent on various forms of marine transportation for the transportation of employees and materials to the mine and for the export of its products from the mine. Further, Keno Hill requires its employees to fly in to its remote location and marine transportation depends on access to a limited number of ports. Casa Berardi can only be accessed by a long motor vehicle ride over a gravel road. Any disruption to these forms of marine, air and surface transportation could adversely impact mine operations, and possible effects could include suspension of operations.

Legal, Regulatory and Compliance Risks

We face substantial governmental regulation, including in the United States the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law.

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

From time to time, the U.S. Congress considers proposed amendments to the 1872 Mining Law, which governs mining claims and related activities on federal lands. The extent of any future changes is not known and the potential impact on us as a result of U.S. Congressional action is difficult to predict. Changes to the 1872 Mining Law, if adopted, could adversely affect our ability to economically develop mineral reserves on federal lands. For example, from time to time the U.S. Congress debates imposing royalties on minerals extracted from federal lands. Although such legislation has not passed as of the date of this report, it is possible that in the future royalties or taxes will be imposed on mining operations conducted on federal land, which could adversely impact our financial results.

Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations. Compliance with environmental regulations, and litigation based on such regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities.

Our operations, both in the United States and internationally, are subject to extensive environmental laws and regulations governing wastewater discharges; remediation, restoration and reclamation of environmental contamination; the generation, storage, treatment, transportation and disposal of hazardous substances; solid waste disposal; air emissions; protection of endangered and protected species and designation of critical habitats; mine closures and reclamation; and other related matters. In recent years, each of our Greens Creek, Lucky Friday and Keno Hill units have had compliance challenges and alleged violations of the Resource Conservation and Recovery Act (“RCRA”), the Clean Water Act (“CWA”) and similar Yukon regulations, respectively (some of which are not yet resolved). Failure to resolve pending or avoid future alleged permit exceedances or other legal violations could have a material negative impact on operations or financial performance.

In addition for continuing our current operations, we must obtain regulatory permits, permit modifications or other approvals to start and expand operations. New or revised environmental regulatory requirements are frequently proposed, many of which result in substantially increased costs for our business. See the risk factor above, “We are required to obtain governmental permits and other approvals in order to conduct mining operations” and the risk factor below, “Mine closure and reclamation regulations impose substantial costs on our operations, and include requirements that we provide financial assurance supporting those obligations. These costs could significantly increase and we might not be able to provide financial assurance.”

Our U.S. operations are subject to the CWA, which requires permits for certain discharges into waters of the United States. Such permitting has been a frequent subject of litigation and enforcement activity by environmental advocacy groups and the EPA, respectively, which has resulted in declines in such permits or extensive delays in receiving them, as well as the imposition of penalties for permit violations. Adverse outcomes in lawsuits challenging permits or failure to comply with applicable regulations or permits could result in the suspension, denial, or revocation of required permits, or the imposition of penalties, any of which could have a material adverse impact on our cash flows, results of operations, or financial condition. See Note 16 of Notes to Consolidated Financial Statements.

Some of the mining wastes from our U.S. mines currently are exempt to a limited extent from the extensive set of EPA regulations governing hazardous waste under RCRA. If the EPA were to repeal this exemption, and designate these mining wastes as hazardous under RCRA, we would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste storage or disposal facilities. In addition, if any of these wastes or other substances we release or cause to be released into the environment cause or has caused contamination in or damage to the environment at a U.S. mining facility, that facility could be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). Under CERCLA, any present owner or operator of a Superfund site or the owner or operator at the time of contamination may be held jointly and severally liable regardless of fault and may be forced to undertake extensive remedial cleanup action or to pay for the cleanup efforts. The owner or operator also may be liable to federal, state and tribal governmental entities for the cost of damages to natural resources, which could be substantial. Additional regulations or requirements also are imposed on our tailings and waste disposal areas in Alaska under the federal CWA. See Note 16 of Notes to Consolidated Financial Statements.

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

Specific examples of where we face permitting risk include the following:

•
Continued extension of the planned life of mine at Greens Creek will require expansion of the tailings storage facility. The mine has received a draft record of decision from the United States Forest Service allowing for 12-18 years of additional tailings storage space. That dcision is currently in the objection period of the NEPA process and a final record of decision is expected in Q2 of 2024. Once the record of decision is final, it could be subject to litigation from parties who participated in the objection process. Additional federal, state and local permits will also be required before construction of the expanded facility can commence. The existing tailings storage facility currently contains enough space to support mine operations through September 2030 and our permitting and construction schedule for the expansion indicates that the additional authorized space will be available after that time.

•
At Casa Berardi, obtaining new or modified permits and modifications to the mine license area will be required to successfully develop the planned open pit extensions at the site and for long term management of tailings and waste rock generated through mining operations.

•
At San Sebastian, regulatory approvals and landowner consents are required to successfully develop new mineralization and to finalize ongoing reclamation.

•
At Hollister in Nevada, state and federal approvals will be required for waste rock and underground water management from development of the Hatter Graben or other mine expansions. This permitting will require coordination with the Western Shoshone who have long-standing ties to this land area.

•
At Lucky Friday, an expansion of the current tailings storage facility or new, separate tailings storage facility will be required to achieve the planned life of mine. We have begun site selection, permitting, and engineering in advance of need for the additional storage capacity.

•
At Keno Hill, it is likely that permit modifications will be required for it to reach planned production levels in 2024 and possibly for long-term, uninterrupted and larger mining and milling operations. Such modification to existing permits or the requirement for new permits could be a lengthy process that will be required for profitable operations. There can be no assurance we will receive any such modified or new permits.

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

We are often required to post surety bonds or cash collateral to secure our reclamation obligations and we may be unable to obtain the required surety bonds or may not have the resources to provide cash collateral, and the bonds or collateral may not fully cover the cost of reclamation and any such shortfall could have a material adverse impact on our financial condition. Further, when we use the services of a surety company to provide the required bond for reclamation, the surety companies often require us to post collateral with them. Currently we utilize letters of credit issued under our revolving credit facility as the source of such collateral, and as a result, there are less funds available for us to borrow under the facility for other purposes. In the event that we are unable to obtain necessary bonds or to post sufficient collateral, we may experience a material adverse effect on our operations or financial results. See the risk factors below, “Our existing stockholders are effectively subordinated to the holders of our Senior Notes", “Any downgrade in the credit ratings assigned to us or our debt securities could increase future borrowing costs, adversely affect the availability of new financing and may result in increased collateral requirements under our existing surety bond portfolio,” and “Mine closure and reclamation regulations impose substantial costs on our operations, and include requirements that we provide financial assurance supporting those obligations. These costs could significantly increase and we might not be able to provide financial assurance.”

We are currently involved in ongoing legal disputes that may materially adversely affect us.

There are several ongoing legal disputes in which we are involved, including a putative class action lawsuit filed against us and certain current and former directors and officers involving our Nevada Operations, and additional actions may be filed. We may be subject to future claims, including additional claims relating to our Nevada Operations. Further, we have experienced in the past, and could experience in the future, claims regarding environmental damage or compliance, safety conditions or other matters at our mines. The outcomes of these pending and potential claims are uncertain. We may not resolve these claims favorably. Depending on the outcome, these actions could cause adverse financial effects or reputational harm to us. If any of these disputes result in a substantial monetary judgment against us, are settled on terms unfavorable to us, or otherwise impact our operations (such as by limiting our ability to obtain permits or approvals), our financial results or condition could be materially adversely affected. For a description of some of the lawsuits and other claims in which we are involved, see Note 16 of Notes to Consolidated Financial Statements.

Our environmental and asset retirement obligations may exceed the provisions we have made.

We are subject to significant environmental obligations. At December 31, 2023, we had accrued $120.5 million as a provision for environmental and asset retirement obligations. We cannot assure you that we have accurately estimated these obligations, and in the future our accrual could materially change and we could voluntarily incur expenditures in excess of our accrual. Our environmental and asset retirement obligations and voluntary expenditures could have a material adverse impact on our cash flows, results of operations, or financial condition. For information on our potential environmental liabilities and asset retirement obligations, see Note 5 and Note 16 of Notes to Consolidated Financial Statements.

New federal and state laws, regulations and initiatives could impact our operations.

In recent years there have been several proposed or implemented ballot initiatives that sought to directly or indirectly curtail or eliminate mining in certain states, including Alaska, where our Greens Creek mine operates, and Montana, where we are seeking to explore at the Libby Exploration project, and possibly develop depending on the results of exploration activities, and may in the future seek to explore or develop the Rock Creek project. While both a salmon initiative in Alaska and a water treatment initiative in Montana were defeated by voters in November 2018, in the future similar or other initiatives that could impact our operations may be on the ballot in these states or other jurisdictions (including local or international) in which we currently or may in the future operate. To the extent any such initiative was passed and became law, there could be a material adverse impact on our financial condition, results of operations or cash flows.

Legal challenges could prevent our projects in Montana from ever being developed.

A joint final Environmental Impact Statement with respect to the Montanore site (now known as the Libby Exploration site), which is located in the state of Montana, was issued in December 2015 by the USFS and the Montana Department of Environmental Quality (“DEQ”), and each agency issued a Record of Decision (“ROD”) in February 2016 providing approval for development of Montanore. However, private conservation groups have taken and may in the future take actions to oppose or delay activities at Montanore. On May 30, 2017, the Montana Federal District Court issued Opinions and Orders in three lawsuits challenging previously granted environmental approvals for the Libby Exploration project. The Orders overturned the approvals for the project granted by the USFS and the United States Fish and Wildlife Service (“USFWS”), and in each case remanded the ROD and associated planning documents for further review by the agencies consistent with the Court’s Opinions. In June 2017, the Court vacated the agencies’ approvals for the project. In addition, the Libby Exploration Project's updated water discharge permit under Montana law was found to be invalid by the Montana Supreme Court in November 2020. As a result, the site is operating under the previously issued permit as authorized by law.

In 2022, our subsidiary withdrew the Plan of Operations for the Libby Exploration project from USFS consideration and submitted a new Plan of Operations proposing only underground exploration and evaluation activities at the site. In conjunction with this narrower scope of activity, the USFS withdrew its previously issued Supplemental Environmental Impact Statement (“SEIS”). The proposed exploration activities are currently undergoing an EA under NEPA.

The proposed development of our Rock Creek site, also located in Montana, has been challenged by several regional and national conservation groups at various times since the USFS issued its initial ROD in 2003 approving Revett Mining Company’s plan of operation (Revett is now our wholly-owned subsidiary, named Hecla Montana, Inc.). In February 2022, our subsidiary withdrew the

Plan of Operations for Rock Creek from USFS consideration. . However, we report inferred mineral resources at Rock Creek below in Item 2. Properties and we expect that should we resume permitting at that project, it would again be met with litigation by non-governmental organizations.

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

As a result of the legal challenges and other circumstances related to our Montana projects, we are now focused on obtaining the permits necessary to conduct underground exploration and evaluation activities at the Libby Exploration site and are not currently engaged in permitting activities for Rock Creek. Generally speaking, permitting has been delayed and further delays are likely, along with increased costs, and ultimately we may be prevented from ever fully permitting or further exploring or developing a project at either of the two sites.

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

Our ability to make scheduled payments or to refinance our debt obligations and to fund our planned capital expenditures and other ongoing liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that borrowings will be available to us to pay the principal, premium, if any, and interest on our debt or to fund our other liquidity needs. Throughout 2023, we were in a negative cash position, which means the cash and cash equivalents disclosed on our consolidated balance sheets, including as at December 31, 2023, was the result of borrowings under our revolving credit facility. Absent price increases for the metals we produce or financing transactions such as asset sales or equity offerings, including under our “at-the-market” (ATM) equity program, it is likely that we will be in a negative cash position throughout 2024, and we will be dependent on borrowings under our revolving credit facility for our cash and cash equivalents balance on our consolidated balance sheets. See the below risk factor “The terms of our debt impose restrictions on our operations.” We may need to refinance all or a portion of our debt on or before maturity. We may be unable to refinance any of our debt on commercially reasonable terms or at all.

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

From the fourth quarter of 2011 through and including the fourth quarter of 2023, our board of directors has declared a common stock dividend under the policy described above. The declaration and payment of common stock dividends, whether pursuant to the policy or in addition thereto, is at the sole discretion of our board of directors, and we cannot assure you that we will continue to declare and pay common stock dividends in the future. In addition, the indenture governing our Senior Notes limits our ability to pay dividends.

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

In September 2018, in response to tariffs on Chinese goods implemented by the United States, China imposed a 10% tariff on lead concentrates and a 20% tariff on silver concentrates, which we produce and ship to China from time to time. However, tariff exemptions were granted to a number of smelters in China in 2023, 2022 and 2021, and we sold silver concentrates to China representing approximately 15%, 19%, and 6% of our total revenues for 2023, 2022 and 2021, respectively, which were not subject to tariffs due to the exemptions. While to date the direct impact of tariffs has been immaterial on our sales and treatment charges, they may also have an impact on our sales and treatment charges outside of China, and there can be no assurance that the tariff exemptions will continue.

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

As of February 9, 2024, our Senior Notes were rated “BB-” by Standard & Poor’s and “B2” by Moody’s Investors Service. We cannot assure you that any rating currently assigned by Standard & Poor’s or Moody’s to us or our debt securities (including the Senior Notes) will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects or financial results deteriorate, including as a result of declines in silver and gold prices or other factors beyond our control, our ratings could be downgraded by the rating agencies.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Hecla’s cybersecurity program uses multiple security measures to protect our assets, designed so that if one line of defense is compromised, additional layers exist as a backup in an effort to ensure that threats are stopped along the way. This program actively identifies internal and external threats and protects computer systems from attack, detects known threats and suspicious activity within the network, and supports response and recovery should a cyber incident occur. As part of this program, we engage third party resources to augment monitoring capabilities and review and assess the security program and advise on improvements. Additionally, we conduct a National Institute of Security and Technology (NIST) self-assessment annually to determine overall security program health. Approximately 10% of our corporate information systems technology (“IT”) budget is devoted to security programming, training, and management. Acceptable IT use policies are in place and communicated to employees and contract staff, and periodic training takes place to educate employees on the importance of cybersecurity and steps to be taken to avoid incidents.

Any material cybersecurity incident that we become aware of follows our standard guidelines for crisis communications and response, engaging personnel, management, and the board of directors as appropriate. In cases where the materiality of a cybersecurity incident is not immediately apparent, our Vice President, Information Technology (“VP, IT”) would report the incident to his supervisor, our Senior Vice President - Chief Administrative Officer (“CAO”), and to our General Counsel. This is consistent with our overall risk management system which relies, in part, on a “chain of command” reporting system in which supervisors monitor their respective departments and constantly seek feedback from employees or vendors in their department for potentially material events. This system is designed to ensure that information reaches the appropriate levels of the Company, including the Board of Directors. In cases where a question of materiality, public disclosure or legal exposure is in question, our CAO or General Counsel will direct the flow of information to other members of management or the Board as appropriate. Additionally, we have standing weekly senior staff meetings where the President and CEO along with each vice president and occasionally other employees meet for two hours to discuss issues facing the Company. We expect that any cybersecurity incident that our VP, IT believes may be material to the Company will be discussed at these meetings and next steps considered.

When a cybersecurity incident is detected, we conduct an impact assessment, determine materiality, and take appropriate actions as described above. This process is also followed when notified that a software/services supplier has a cybersecurity incident.

There were no material cyber security incidents discovered in 2023. See Item 1A. Risk Factors - We have had losses that could reoccur in the future; Mining accidents or other adverse events at an operation could decrease our anticipated production or otherwise adversely affect our operations; Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance; The price of our stock has a history of volatility and could decline in the future; and Our information technology systems may be vulnerable to disruption which could place our systems at risk from data loss, operational failure, or compromise of confidential information.

Board and Management Oversight

Through the risk management processes identified above, we are confident that any material cybersecurity threats will be brought to the attention to the Board of Directors, either directly or through the Audit Committee which is governed by its charter, including the affirmative responsibility to “periodically review risk assessments from management with respect to cybersecurity, including assessments of the overall threat landscape and related strategies and investments.” One way in which the Audit Committee fulfills that requirement is by receiving regular reports from management on not only known cybersecurity threats or incidents (including related risk assessments), but the landscape more generally, including with respect to known threats, technological advancements, best practices and current events.

In addition to the risk management policies described above, our management regularly reviews cyber security planning, including development and management of the program, budgeting, and participation in the incident response plan. The management team involved in this review includes our CEO, CAO, Chief Financial Officer ("CFO"), General Counsel, and the VP, IT. These reviews can also provide topics for discussion at Board and/or Audit Committee meetings.

Our VP, IT has a degree in Management Information Systems and over 35 years of experience. The fully staffed department includes resources dedicated to cybersecurity who monitors our threat detection and response tools for any attempted or successful hacks or other incursions into our IT environment, both externally and internally. These are reviewed and mitigated where appropriate, and escalated if necessary, via the processes noted above.

Item 2. Properties

Note on SEC Mining Disclosure Rules

Information concerning our mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K. Subpart 1300 requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties.

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

The following table summarizes our aggregate metal quantities produced and sold for the last three years:

		Year Ended December 31,
		2023	2022	2021
Silver -	Ounces produced	14,342,863	14,182,987	12,887,240
	Payable ounces sold	12,955,006	12,311,595	11,633,802
Gold -	Ounces produced	151,259	175,807	201,327
	Payable ounces sold	141,602	165,818	201,610
Lead -	Tons produced	40,347	48,713	43,010
	Payable tons sold	35,429	41,423	36,707
Zinc -	Tons produced	60,579	64,748	63,617
	Payable tons sold	43,050	43,658	43,626

A summary overview of our mining operations and exploration and pre-development projects is shown in the following table:
	Location
Property	Country	State/Province	Ownership	Claims	Permit Conditions	Stage	Mine Type	Commodity	Mineralization Style
Greens Creek	United States	Alaska	100.0%	440 unpatented lode claims, 58 unpatented millsite claims (8,072 acres), 21 patented lode claims and one patented millsite claim (328 acres); Land Exchange Properties (7,301 acres)	Private or USFS administered land, all required permits for production in place	Production	Underground	Ag, Au, Pb, Zn	Massive Sulfide
Lucky Friday	United States	Idaho	100.0%	43 patented lode and millsite claims (710 acres); 53 unpatented lode claims (535 acres)	Private or USFS administered land, all required permits for production in place	Production	Underground	Ag, Pb, Zn	Vein
Casa Berardi	Canada	Quebec	100.0%	394 claims; 48,704 acres (19,710 ha)	All required permits for production in place or in process	Production	Underground/Open Pit	Au	Vein/Shear Zone
Keno Hill	Canada	Yukon	100.0%	703 quartz mining leases, 867 quartz mining claims, 2 Crown Grants; (238.12 km2 / 23,812 ha)	All required permits for production in place or in process	Development	Underground	Ag, Au, Pb, Zn	Vein/Fault Zone
San Sebastian	Mexico	Durango	100.0%	31 mining concessions; 99,643 acres (40,324 ha)	All required permits for exploration in place	Exploration	Underground/Open Pit	Ag, Au, Cu, Pb, Zn	Vein
Fire Creek	United States	Nevada	100.0%	890 unpatented lode claims (18,400 acres); leases (409 acres); private land (3,208 acres)	BLM administered land, Plan of Operations and other required State permits in place	Exploration	Underground	Au, Ag	Vein
Hollister	United States	Nevada	100.0%	1,005 unpatented lode claims, 11 unpatented mill site claims; 17,960 acres total	BLM administered land, Plan of Operations and other required State permits in place	Exploration	Underground	Au, Ag	Vein
Midas	United States	Nevada	100.0%	1,489 unpatented lode claims (27,583 acres); private land (2,417 acres)	BLM administered land, Plan of Operations and other required State permits in place	Exploration	Underground	Au, Ag	Vein
Heva - Hosco	Canada	Quebec	100.0%	102 claims; 9,506 acres (3,857 ha)	Annual intervention permits for exploration in place along with authorization for road building	Exploration	Underground/Open Pit	Au	Vein/Shear Zone
San Juan Silver	United States	Colorado	100.0%	131 patented lode or millsite claims, 704 unpatented lode claims; 13,645 total acres	7 Notice-of-Intent areas for Exploration, Mining Plan of Operations (USFS); 112-d2 mining permit (CO DRMS)	Exploration	Underground	Ag, Pb, Zn	Vein
Star	United States	Idaho	100.0%	174 patented lode and millsite claims; 2,376 total acres	Private land, required permits in place for exploration	Exploration	Underground	Ag, Zn, Pb	Vein
Monte Cristo	United States	Nevada	100.0%	344 unpatented lode claims (6,880 acres)	BLM administered land, Notice of Intent required	Exploration	Underground/Open Pit	Au, Ag	Vein
Rock Creek	United States	Montana	100.0%	99 patented lode claims, 463 unpatented lode claims, 5 tunnel sites: 1,809 total acres; Private land: 754 acres	Private or USFS administered land. Some State permits in-place; no Federal permits.	Exploration	Underground	Ag, Cu	Sediment Hosted - Stratabound
Libby Exploration	United States	Montana	100.0%	2 patented lode claims, 36.84 acres (22.33 in wilderness, 14.51 outside wilderness)	Private or USFS administered land. Some State permits in-place; no Federal permits.	Exploration	Underground	Ag, Cu	Sediment Hosted - Stratabound
Republic	United States	Washington	100.0%	114 patented claims and private land; 2,095 acres surface rights, 3,177 acres of mineral rights	Private or BLM administered land	Exploration	Underground/Open Pit	Au, Ag	Vein
Silver Valley	United States	Idaho	100.0%	Various exploration properties and claim holdings	Private or USFS administered land	Exploration	Underground	Ag, Zn, Pb	Vein
Aurora	United States	Nevada	100.0%	506 unpatented lode claims, 92 patented lode claims, 25 private parcels; 9,928 total acres	Private or USFS administered land, permit work in progress for USFS lands	Exploration	Underground/Open Pit	Au, Ag	Vein
Kinskuch	Canada	British Columbia	100.0%	156 claims; 146,780 acres	Multi-use area-based permit with expiry 31 March 2024	Exploration	Underground/Open Pit	Au, Ag, Cu, Pb, Zn	Vein, Massive Sulfide, Porphyry

Opinaca/Wildcat	Canada	Quebec	50% / 100%	Opinaca: 248 claims (50%; 32,064 acres (12,976 ha)); Wildcat: 235 claims (100%; 30,528 acres (12,354 ha))	Intervention permits for exploration updated every year	Exploration	Underground	Au	Vein/Shear Zone
Rackla - Tiger	Canada	Yukon	100.0%	3,315 quartz mineral claims; 164,547 acres (66,590 ha)	Class 3 Quartz Mining Land Use Approval LQ00531; approved by Yukon Environmental and Socio-economic Assessment Board	Exploration	Open Pit/Undergournd	Au	Carbonate hosted/replacement - reduced intrusion related
Rackla - Osiris	Canada	Yukon	100.0%	1,478 quartz mineral claims; 74,576 acres (30,180 ha)	Class 4 Quartz Mining Land Use Approval LQ00444; approved by Yukon Environmental and Socio-economic Assessment Board	Exploration	Open Pit/Undergournd	Au	Carbonate hosted, dissemintated (Carlin-style)

Hecla is the operator at all mines and exploration properties. Mineral processing plants and related facilities are part of the infrastructure at each operating mine.

The following table summarizes the in-situ mineral reserves for all properties as of December 31, 2023:

Asset	Tons (000)	Silver (oz/ton)	Gold (oz/ton)	Lead %	Zinc %	Silver (000 oz)	Gold (000 oz)		Lead Tons		Zinc Tons
Proven Reserves: (1)
Greens Creek (2,3)	9	11.3	0.08	3.5	8.4	100	1		310		740
Lucky Friday (2,4)	5,299	12.8	—	8.0	3.8	67,595	—		424,080		201,280
Casa Berardi Underground (2,5)	55	—	0.12	—	—	—	7		—		—
Casa Berardi Open Pit(2,5)	4,240	—	0.09	—	—	—	379		—		—
Keno Hill(2,6)	—	—	—	—	—	—	—		—		—
Total Proven	9,603					67,695	387		424,390		202,020
Probable Reserves: (7)
Greens Creek (2,3)	10,009	10.5	0.09	2.5	6.6	105,122	880		250,270		657,990
Lucky Friday (2,4)	966	10.8	—	7.1	2.9	10,411	—		68,320		28,100
Casa Berardi Underground (2,5)	175	—	0.15	—	—	—	26		—		—
Casa Berardi Open Pit(2,5)	11,384	—	0.08	—	—	—	859		—		—
Keno Hill(2,6)	2,069	26.6	0.01	2.8	2.5	55,068	13		58,170		52,380
Total Probable	24,603					170,601	1,778		376,760		738,470
Proven and Probable Reserves: (1,7)
Greens Creek (2,3)	10,018	10.5	0.09	2.5	6.6	105,222	881	—	250,580	—	658,730
Lucky Friday (2,4)	6,265	12.5	—	7.9	3.7	78,006	—	—	492,400	—	229,380
Casa Berardi Underground (2,5)	230	—	0.14	—	—	—	33	—	—	—	—
Casa Berardi Open Pit(2,5)	15,624	—	0.08	—	—	—	1,238		—		—
Keno Hill(2,6)	2,069	26.6	0.01	2.8	2.5	55,068	13		58,170		52,380
Total Proven and Probable	34,206					238,296	2,165		801,150		940,490

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
(2)
Mineral reserves are based on the following prices unless otherwise stated: $17.00/oz for silver, $1,650/oz for gold, $0.90/lb for lead and $1.15/lb for zinc. Underground mineral reserves at Casa Berardi were based on a gold price of $1,850/oz. All Mineral Reserves are reported in-situ with estimates of mining dilution and mining loss.
(3)
Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Greens Creek, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade. The reserve NSR cut-off values for Greens Creek are $230/ton for all zones except the Gallagher Zone at $235/ton; metallurgical recoveries (actual 2023): 80% for silver, 74% for gold, 82% for lead, and 89% for zinc.
(4)
Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Lucky Friday, the cutoff grade is expressed in terms of NSR, rather than metal grade. The reserve NSR cut-off values for Lucky Friday are $241.34 for the 30 Vein and $268.67 for the Intermediate Veins; metallurgical recoveries (actual 2023): 96% for silver, 95% for lead, and 85% for zinc.

(5)
The average reserve cut-off grades at Casa Berardi are 0.11 oz/ton gold underground and 0.03 oz/ton gold for open pit. Metallurgical recovery (actual 2023): 85% for gold; US$/CAN$ exchange rate: 1:1.3.
(6)
Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Keno Hill, the cutoff grade is expressed in terms of NSR, rather than metal grade. The reserve NSR cut-off value at Keno Hill is $244.24/ton (CAN$350/tonne), Metallurgical recovery: (actual 2023) 96% for silver, 93% for lead, 81% for zinc; US$/CAN$ exchange rate: 1:1.3.
(7)
The term “probable reserves” means the economically mineable part of an indicated and, in some cases, a measured mineral resource. See footnotes 8 and 9 below.

The following table summarizes the in-situ mineral resources (8) for all properties, exclusive of mineral reserves, as of December 31, 2023:

Asset	Tons (000)	Silver (oz/ton)	Gold (oz/ton)	Lead %	Zinc %	Copper %	Silver (000 oz)	Gold (000 oz)	Lead Tons	Zinc Tons	Copper Tons
Measured Resources: (9)
Greens Creek (12,13)	—	—	—	—	—	—	—	—	—	—	—
Lucky Friday (12,14)	5,326	8.6	—	5.6	2.7	—	45,785	—	299,360	146,420	—
Casa Berardi Underground (12,15)	1,099	—	0.21	—	—	—	—	234	—	—	—
Casa Berardi Open Pit (12,15)	67	—	0.03	—	—	—	—	2	—	—	—
Keno Hill (12,16)	—	—	—	—	—	—	—	—	—	—	—
San Sebastian - Oxide (17)	—	—	—	—	—	—	—	—	—	—	—
San Sebastian - Sulfide (17)	—	—	—	—	—	—	—	—	—	—	—
Fire Creek (18,19)	—	—	—	—	—	—	—	—	—	—	—
Hollister (18,20)	18	4.9	0.59	—	—	—	87	10	—	—	—
Midas (18,21)	2	7.6	0.68	—	—	—	14	1	—	—	—
Heva (22)	—	—	—	—	—	—	—	—	—	—	—
Hosco (22)	—	—	—	—	—	—	—	—	—	—	—
Star (12,23)	—	—	—	—	—	—	—	—	—	—	—
Tiger Underground (29)	881	—	0.09	—	—	—	—	75	—	—	—
Tiger Open Pit (29)	32	—	0.06	—	—	—	—	2	—	—	—
Osiris Underground (30)	—	—	—	—	—	—	—	—	—	—	—
Osiris Open Pit (30)	—	—	—	—	—	—	—	—	—	—	—
Total Measured	7,425						45,886	324	299,360	146,420	—

	Tons (000)	Silver (oz/ton)	Gold (oz/ton)	Lead%	Zinc%	Copper%	Silver (000 oz)	Gold (000 oz)	Lead Tons	Zinc Tons	Copper Tons
Indicated Resources: (10)
Greens Creek (12,13)	8,040	13.9	0.10	3.0	8.0	—	111,526	800	239,250	643,950	—
Lucky Friday (12,14)	1,011	8.0	—	6.0	2.7	—	8,136	—	60,200	26,910	—
Casa Berardi Underground (12,15)	3,154	—	0.19	—	—	—	—	603	—	—	—
Casa Berardi Open Pit (12,15)	205	—	0.03	—	—	—	—	5	—	—	—
Keno Hill (12,16)	4,504	7.5	0.006	0.9	3.5	—	33,926	26	41,120	157,350	—
San Sebastian - Oxide (17)	1,453	6.5	0.09	—	—	—	9,430	135	—	—	—
San Sebastian - Sulfide (17)	1,187	5.5	0.01	1.9	2.9	1.2	6,579	16	22,420	34,100	14,650
Fire Creek (18,19)	114	1.0	0.46	—	—	—	113	53	—	—	—
Hollister (18,20)	70	1.9	0.58	—	—	—	130	40	—	—	—
Midas (18,21)	76	5.7	0.42	—	—	—	430	32	—	—	—
Heva (22)	1,266	—	0.06	—	—	—	—	76	—	—	—
Hosco (22)	29,287	—	0.04	—	—	—	—	1,202	—	—	—
Star (12,23)	1,068	3.0	—	6.4	7.7	—	3,177	—	67,970	82,040	—
Tiger Underground (29)	3,116	—	0.10	—	—	—	—	311	—	—	—
Tiger Open Pit (29)	960	—	0.08	—	—	—	—	76	—	—	—
Osiris Underground (30)	5,135	—	0.12	—	—	—	—	604	—	—	—
Osiris Open Pit (30)	960	—	0.13	—	—	—	—	128	—	—	—
Total Indicated	61,606						173,447	4,107	430,960	944,350	14,650

	Tons (000)	Silver (oz/ton)	Gold (oz/ton)	Lead %	Zinc %	Copper %	Silver (000 oz)	Gold (000 oz)	Lead Tons	Zinc Tons	Copper Tons
Measured and Indicated Resources:
Greens Creek (12,13)	8,040	13.9	0.10	3.0	8.0	—	111,526	800	239,250	643,950	—
Lucky Friday (12,14)	6,337	8.3	—	5.8	2.7	—	53,921	—	359,560	173,330	—
Casa Berardi Underground (12,15)	4,253	—	0.20	—	—	—	—	837	—	—	—
Casa Berardi Open Pit (12,15)	272	—	0.03	—	—	—	—	7	—	—	—
Keno Hill (12,16)	4,504	7.5	0.006	0.9	3.5	—	33,926	26	41,120	157,350	—
San Sebastian - Oxide (17)	1,453	6.5	0.09	—	—	—	9,430	135	—	—	—
San Sebastian - Sulfide (17)	1,187	5.5	0.01	1.9	2.9	1.2	6,579	16	22,420	34,100	14,650
Fire Creek (18,19)	114	1.0	0.46	—	—	—	113	53	—	—	—
Hollister (18,20)	88	2.5	0.58	—	—	—	217	50	—	—	—
Midas (18,21)	78	5.7	0.43	—	—	—	444	33	—	—	—
Heva (22)	1,266	—	0.06	—	—	—	—	76	—	—	—
Hosco (22)	29,287	—	0.04	—	—	—	—	1,202	—	—	—
Star (12,23)	1,068	3.0	—	6.4	7.7	—	3,177	—	67,970	82,040	—
Tiger Underground (29)	3,997	—	0.10	—	—	—	—	386	—	—	—
Tiger Open Pit (29)	992	—	0.08	—	—	—	—	78	—	—	—
Osiris Underground (30)	5,135	—	0.12	—	—	—	—	604	—	—	—
Osiris Open Pit (30)	960	—	0.13	—	—	—	—	128	—	—	—
Total Measured and Indicated	69,031						219,333	4,431	730,320	1,090,770	14,650

	Tons (000)	Silver (oz/ton)	Gold (oz/ton)	Lead %	Zinc %	Copper %	Silver (000 oz)	Gold (000 oz)	Lead Tons	Zinc Tons	Copper Tons
Inferred Resources: (11)
Greens Creek (12,13)	1,930	13.4	0.08	2.9	6.9	—	25,891	154	55,890	133,260	—
Lucky Friday (12,14)	3,600	7.8	—	5.9	2.8	—	27,934	—	211,340	100,630	—
Casa Berardi Underground (12,15)	1,475	—	0.22	—	—	—	—	332	—	—	—
Casa Berardi Open Pit (12,15)	828	—	0.08	—	—	—	—	64	—	—	—
Keno Hill (12,16)	2,836	11.2	0.003	1.1	1.8	—	31,791	9	32,040	51,870	—
San Sebastian - Oxide (17)	3,490	6.4	0.05	—	—	—	22,353	182	—	—	—
San Sebastian - Sulfide (17)	385	4.2	0.01	1.6	2.3	0.9	1,606	5	6,070	8,830	3,330
Fire Creek (18,19)	764	0.5	0.51	—	—	—	393	392	—	—	—
Fire Creek - Open Pit (24)	74,584	0.1	0.03	—	—	—	5,232	2,178	—	—	—
Hollister (18,20)	642	3.0	0.42	—	—	—	1,916	273	—	—	—

Midas (18,21)	1,232	6.3	0.50	—	—	—	7,723	615	—	—	—
Heva (22)	2,787	—	0.08	—	—	—	—	216	—	—	—
Hosco (22)	17,726	—	0.04	—	—	—	—	663	—	—	—
Star (12,23)	2,851	3.1	—	5.9	5.9	—	8,795	—	168,180	166,930	—
San Juan Silver (12,25)	2,570	14.9	0.01	1.4	1.1	—	38,203	34	49,400	39,850	—
Monte Cristo (26)	913	0.3	0.14	—	—	—	271	131	—	—	—
Rock Creek (12,27)	100,086	1.5	—	—	—	0.7	148,736	—	—	—	658,680
Libby Exploration (12,28)	112,185	1.6	—	—	—	0.7	183,346	—	—	—	759,420
Tiger Underground (29)	30	—	0.05	—	—	—	—	2	—	—	—
Tiger Open Pit (29)	152	—	0.07	—	—	—	—	10	—	—	—
Osiris Underground (30)	5,919	—	0.09	—	—	—	—	530	—	—	—
Osiris Open Pit (30)	4,398	—	0.12	—	—	—	—	514	—	—	—
Total Inferred	341,383						504,190	6,304	522,920	501,370	1,421,430

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
(12)
Mineral resources for operating properties are based on $1,750/oz for gold, $21.00/oz for silver, $1.15/lb for lead, $1.35/lb for zinc and $3.00/lb for copper, unless otherwise stated. Mineral resources for non-operating resource projects are based on $1,700/oz for gold, $21.00/oz for silver, $1.15/lb for lead, $1.35/lb for zinc and $3.00/lb for copper, unless otherwise stated. Mineral resources are reported for all resource projects regardless of the percentage of total measured and indicated resource.
(13)
The resource NSR cut-off values for Greens Creek are $230/ton for all zones except the Gallagher Zone at $235/ton; metallurgical recoveries (actual 2023): 80% for silver, 74% for gold, 82% for lead, and 89% for zinc.
(14)
The resource NSR cut-off values for Lucky Friday are $200.57 for the 30 Vein, $227.90 for the Intermediate Veins and $198.48 for the Lucky Friday Vein; metallurgical recoveries (actual 2023): 96% for silver, 95% for lead, and 85% for zinc.
(15)
The average resource cut-off grades at Casa Berardi are 0.12 oz/ton gold for underground and 0.03 oz/ton gold for open pit; metallurgical recovery (actual 2023) 85% for gold; US$/CAN$ exchange rate: 1:1.3.
(16)
The resource NSR cut-off value at Keno Hill is $129.10/ton (CAN$185/tonne); using minimum width of 4.9 feet (1.5m); metallurgical recovery (actual 2023): 96% for silver, 93% for lead, 81% for zinc; US$/CAN$ exchange rate: 1:1.3.
(17)
Indicated resources for most zones at San Sebastian based on $1,500/oz gold, $21.00/oz silver, $1.15/lb lead, $1.35/lb zinc and $3.00/lb copper using an NSR cut-off value of $90.72/ton ($100/tonne); $1,700/oz gold used for Toro, Bronco, and Tigre zones. Metallurgical recoveries based on grade dependent recovery curves: recoveries at the mean resource grade average 89% for silver and 84% for gold for oxide material and 85% for silver, 83% for gold, 81% for lead, 86% for zinc, and 83% for copper for sulfide material. Resources reported at a minimum mining width of 8.2 feet (2.5m) for Middle Vein, North Vein, and East Francine, 6.5ft (1.98m) for El Toro, El Bronco, and El Tigre, and 4.9 feet (1.5 m) for Hugh Zone and Andrea.
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
(25)
Inferred resources reported at a minimum mining width of 6.0 feet for Bulldog and an NSR cut-off value of $175/ton and 5.0 feet for Equity and North Amethyst veins at an NSR cut-off value of $100/ton; based on $1,700/oz for gold, $21.00/oz for silver, $1.15/lb for lead, and $1.35/lb for zinc. Metallurgical recoveries based on grade dependent recovery curves: recoveries at the mean resource grade average 89% for silver and 74% for lead and 81% zinc for the Bulldog and a constant 85% for gold and 85% for silver for North Amethyst and Equity.
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
(28)
Inferred resource at the Libby Exploration project reported at a minimum thickness of 15 feet and an NSR cut-off value of $24.50/ton; Metallurgical recoveries: 88% for silver and 92% for copper. Resources adjusted based on mining restrictions as defined by USFS, Kootenai National Forest, Montana DEQ in December 2015 'Joint Final EIS, Montanore Project' and the February 2016 U.S Forest Service - Kootenai National Forest 'Record of Decision, Montanore Project'.
(29)
Resources at the Rackla-Tiger project are based on a gold price of $1,650/oz, metallurgical recovery of 95% for gold, and cut-off grades of 0.02 oz/ton gold for the open pit portion of the resources and 0.04 oz/ton gold for the underground portion of the resources.
(30)
Resources at the Rackla-Osiris project are based on a gold price of $1,850/oz, metallurgical recovery of 83% for gold, and cut-off grade of 0.03 oz/ton gold for the open pit portion of the resources and 0.06 oz/ton gold for the underground portion of the resources.

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

Greens Creek is within the Admiralty Island National Monument, an environmentally sensitive area. The Greens Creek property includes 440 unpatented lode mining claims, 58 unpatented millsite claims, 21 patented lode claims and one patented millsite. In addition, the Greens Creek site includes properties under lease from the USFS for a road right-of-way, mine waste area and tailings storage facility. The USFS leases have varying expiration terms. Greens Creek also has title to mineral rights on 7,301 acres of federal land acquired through a land exchange with the USFS. We are currently exploring, but not mining, on such federal land. The claims and leases above comprise a total area of approximately 24 square miles.

The Greens Creek deposit is a volcanogenic massive sulfide deposit with a relatively high precious metal content compared to other deposits of its type. The host rock consists predominantly of marine sedimentary and mafic to ultramafic volcanic and plutonic rocks, which have been subjected to multiple periods of deformation. These deformational episodes imposed intense tectonic fabrics and folds within the rock. The deposits occur at the contact between Mississippian-age mafic meta-volcanic footwall and a hanging wall of Triassic-age argillite and basalt. Extensive hydrothermal alteration occurred within the meta-volcanic footwall prior to and during ore deposition, converting the basalts to sericite-rich, phyllitic schist. At ore deposition, thick and extensive lenses of base and precious metals, with pyrite and barite, formed at the footwall-hanging wall contact. Major sulfide minerals include pyrite, sphalerite, galena, and tetrahedrite/tennantite.

Greens Creek consists of the mine, an ore concentrating mill, a tailings storage area, a ship-loading facility, camp facilities, a ferry dock, and other related infrastructure. The map below illustrates the location and access to Greens Creek:

Greens Creek is an underground mine accessed by a ramp from surface which produces approximately 2,300 to 2,600 tons of ore per day. The primary mining methods are cut and fill and longhole stoping. The Greens Creek ore processing facility includes a SAG/ball mill grinding circuit to grind the run of mine ore to liberate the minerals and produce a slurry suitable for differential flotation of mineral concentrates. A gravity circuit recovers free gold that exists as electrum, a gold/silver alloy in the ore. Gravity concentrates are produced from this circuit prior to flotation. Three flotation concentrates are produced: a silver concentrate which contains most of the silver recovered; a zinc concentrate which is low in precious metals content; and a zinc-rich precious metals concentrate that contains gold, silver, zinc, and lead and must be marketed to a smelter utilizing an Imperial Smelting Furnace (ISF) which can simultaneously produce both zinc and lead. Doré is produced from the gravity concentrate by a third-party processor and further refined and sold to precious metal traders. The concentrate products are sold to a number of smelters and traders worldwide. See Note 4 of Notes to Consolidated Financial Statements for information on the significant customers for Greens Creek’s products. Concentrates are shipped from the Hawk Inlet marine terminal about nine miles from the mill.

For more information, see Exhibit 96.1, the Technical Report Summary on the Greens Creek Mine, Alaska, U.S.A., prepared for the Company by the Qualified Person under Section 1300 of SEC Regulation S-K ("QP"), SLR International Corporation ("SLR") with an effective date of December 31, 2021.

The employees at Greens Creek are employees of Hecla Greens Creek Mining Company, our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 512 employees at Greens Creek at December 31, 2023.

As of December 31, 2023, we have recorded a $39.9 million asset retirement obligation for reclamation and closure costs. We maintained a $92.2 million reclamation and long-term water treatment bond for Greens Creek as of December 31, 2023. The net book value of the Greens Creek property and its associated plant, equipment and mineral interests was approximately $522.6 million as of December 31, 2023. The vintage of the facilities at Greens Creek ranges from the 1980s to 2023.

The current mine plan at Greens Creek utilizes estimates of reserves and resources for approximately 14 years of production, through 2037.

Information with respect to Greens Creek's production, total cost of sales, average Cash Cost, After By-product Credits, Per Silver Ounce, All-In Sustaining Costs (“AISC”), After By-product Credits, Per Silver Ounce, and proven and probable mineral reserves for the past three years is set forth in the following table.

	Years Ended December 31,
Production	2023	2022	2021
Ore milled (tons)	914,796	881,445	841,967
Silver (ounces)	9,731,752	9,741,935	9,243,222
Gold (ounces)	60,896	48,216	46,088
Zinc (tons)	51,496	52,312	53,648
Lead (tons)	19,578	19,480	19,873

Total cost of sales	$259,895	$232,718	$213,113
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$2.53	$0.70	$(0.65)
AISC, After By-Product Credits, per Silver Ounce (1)	$7.14	$5.17	$2.70

Proven Mineral Reserves(2,3,4,5)
Total tons	8,800	6,700	1,900
Silver (ounces per ton)	11.3	16.1	9.6
Gold (ounces per ton)	0.08	0.07	0.08
Zinc (percent)	8.4	5.4	4.5
Lead (percent)	3.5	2.3	1.7
Contained silver (ounces)	99,500	107,500	17,900
Contained gold (ounces)	700	400	100
Contained zinc (tons)	740	360	80
Contained lead (tons)	310	150	30

Probable Mineral Reserves(2,3,4,5)
Total tons	10,008,900	10,667,600	11,073,800
Silver (ounces per ton)	10.5	10.9	11.3
Gold (ounces per ton)	0.09	0.09	0.09
Zinc (percent)	6.6	6.5	6.6
Lead (percent)	2.5	2.5	2.5
Contained silver (ounces)	105,121,700	116,748,100	125,200,900
Contained gold (ounces)	879,700	934,700	945,600
Contained zinc (tons)	657,990	694,800	725,830
Contained lead (tons)	250,270	264,600	282,220

Total Proven and Probable Mineral Reserves(2,3,4,5)
Total tons	10,017,700	10,674,300	11,075,700
Silver (ounces per ton)	10.5	11.0	11.3
Gold (ounces per ton)	0.09	0.09	0.09
Zinc (percent)	6.6	6.5	6.6
Lead (percent)	2.5	2.5	2.5
Contained silver (ounces)	105,221,200	116,855,600	125,218,800
Contained gold (ounces)	880,400	935,100	945,700
Contained zinc (tons)	658,730	695,160	725,910
Contained lead (tons)	250,580	264,750	282,250
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
(2)
Proven and probable mineral reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and smelter payables, and cash operating costs. Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Greens Creek, the cutoff grade is expressed in terms of NSR, rather than metal grade. The cut-off grade at Greens Creek is $230 per ton NSR for all zones except Gallagher, which has a cutoff grade of $235 per ton NSR. The cut-off grade calculations include costs associated with mining, processing, surface operations, environmental, general administrative, sustaining capital, and royalty charges, if any. Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2023	2022	2021
Silver (per ounce)	$17.00	$17.00	$17.00
Gold (per ounce)	$1,600	$1,600	$1,600
Lead (per pound)	$0.90	$0.90	$0.90
Zinc (per pound)	$1.15	$1.15	$1.15

(3)
Reserves are in-situ materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2023 reserve model assumes average total mill recoveries of 80% for silver, 74% for gold, 89% for zinc and 82% for lead.

(4)
The change in reserves in 2023 versus 2022 was due to mining depletion and an increase in cut-off grade due to increased costs. These changes were partially offset by reserve increases from drilling with resources converting to reserves.The change in reserves in 2022 versus 2021 was due to due to data from new drill holes, partially offset by continued depletion of the deposit through production and reclassification of some material to indicated resource given proximity to previously mined areas.

(5)
Probable reserves at Greens Creek are based on average drill spacing of 50 to 100 feet. Proven reserves typically require that mining samples for the basis of the ore grade estimates used, while probable reserve grade estimates can be based entirely on drilling results. The proven reserves reported for Greens Creek for 2023 represent stockpiled ore.

Information on in-situ mineral resources for Greens Creek excluding reserves for the past three years is set forth in the following table.

	Years Ended December 31,
	2023	2022	2021
Measured Resources (1,2,3)
Total tons	—	—	—
Silver (ounces per ton)	—	—	—
Gold (ounces per ton)	—	—	—
Zinc (percent)	—	—	—
Lead (percent)	—	—	—
Silver (ounces)	—	—	—
Gold (ounces)	—	—	—
Zinc (tons)	—	—	—
Lead (tons)	—	—	—

Indicated Resources (1,2,3)
Total tons	8,039,900	8,421,200	8,355,000
Silver (ounces per ton)	13.9	12.9	12.8
Gold (ounces per ton)	0.10	0.10	0.10
Zinc (percent)	8.0	8.0	8.4
Lead (percent)	3.0	2.9	3.0
Silver (ounces)	111,526,000	108,717,200	106,670,300
Gold (ounces)	800,000	810,300	835,900
Zinc (tons)	643,950	675,740	701,520
Lead (tons)	239,250	245,990	250,040

Measured and Indicated Resources (1,2,3)
Total tons	8,039,900	8,421,200	8,355,000
Silver (ounces per ton)	13.9	12.9	12.8
Gold (ounces per ton)	0.10	0.10	0.10
Zinc (percent)	8.0	8.0	8.4
Lead (percent)	3.0	2.9	3.0
Silver (ounces)	111,526,000	108,717,200	106,670,300
Gold (ounces)	800,000	810,300	835,900
Zinc (tons)	643,950	675,740	701,520
Lead (tons)	239,250	245,990	250,040

Inferred Resources (1,2,3)
Total tons	1,929,600	2,383,200	2,151,700
Silver (ounces per ton)	13.4	12.2	12.8
Gold (ounces per ton)	0.08	0.08	0.08
Zinc (percent)	2.9	6.9	6.8
Lead (percent)	6.9	2.8	2.8
Silver (ounces)	25,891,000	28,949,200	27,507,500
Gold (ounces)	154,000	178,100	163,700
Zinc (tons)	133,260	164,080	146,020
Lead (tons)	55,890	67,400	60,140

(1)
Mineral resources are based on $1,750/oz for gold, $21.00/oz for silver, $1.15/lb for lead, $1.35/lb for zinc and are reported in-situ and exclusive of mineral reserves.

(2)
The resource NSR cut-off grades for Greens Creek are $230/ton for all zones except the Gallagher Zone at $235/ton; metallurgical recoveries (actual 2022): 81% for silver, 72% for gold, 82% for lead and 89% for zinc.

(3)
Measured resources were not defined for year-end 2023; indicated resources for silver increased 5% from 2022 given additions from drilling and reclassification of some previously defined reserve material; inferred resources for silver decreased 6% from 2022 given conversion to indicated resources of reserves due to drilling.

Lucky Friday

We have owned and operated the Lucky Friday mine since 1958, which we have wholly owned since 1964. Lucky Friday is a deep underground silver, lead and zinc mine located in the Coeur d’Alene Mining District in northern Idaho at 47°28'15.70”N Latitude, 115°47'0.44”W Longitude (WGS84). Lucky Friday is one-quarter mile east of Mullan, Idaho, and is adjacent to U.S. Interstate 90. We report Lucky Friday as a separate segment in our consolidated financial statements. See Note 4 of Notes to Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Lucky Friday for information on its financial performance.

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

The principal mineral-bearing structure at the Lucky Friday Mine through 1997 was the Lucky Friday Vein, a fissure vein typical of many in the Coeur d’Alene Mining District. The Revett Formation (quartzite) of late Precambrian age hosts the productive portion of the vein. The Lucky Friday Vein strikes northeast and dips nearly vertical with an average width of six to seven feet. Its principal ore minerals are galena and tetrahedrite with minor amounts of sphalerite and chalcopyrite. The ore occurs as a single, continuous ore zone in, and along the Lucky Friday Vein. In 1991, Hecla discovered several mineralized veins containing some high-grade silver ores in the Gold Hunter property, located about 5,000 feet northwest of the Lucky Friday Vein workings. Hecla finished a feasibility study in 1997 and achieved full production in 1998. The Gold Hunter veins are hosted in a 200-foot-thick siliceous lens within the Wallace Formation (quartzite, limestone, and argillite) that transitions to the St Regis Formation (quartzite and argillite) below the 5900-level. The veins are sub-parallel, and perhaps ‘en-echelon’ along strike and dip. The strike of the vein system is west-northwest with a dip of 85 degrees to the south. While the veins share many characteristics with the Lucky Friday Vein, there are some mineralogical and rock mechanics differences that currently make mining at Gold Hunter more attractive.

Access to the mining horizons from the surface is by shaft access. Once underground, trackless drifts and ramps are utilized to reach the mining areas. An internal, hoisting shaft was completed in 2017 to extend access at depth in the Gold Hunter area. The principal mining methods in use at Lucky Friday consist of underhand systems with integral paste fill and varying degrees of mechanization. In 2021, we tested and implemented the underhand closed bench ("UCB") mining method. The UCB method is a new and patented productive mining method developed by Hecla for proactive control of fault-slip seismicity in deep, high-stress, narrow-vein mining. The method uses bench drilling and blasting methods to fragment significant vertical and lateral extents of the vein beneath a top cut taken along the strike of the vein and under engineered backfill. The method is accomplished without the use of drop raises or lower mucking drives which may result in local stress concentrations and increased exposure to seismic events. Large blasts using up to 35,000 lbs. of pumped emulsion and programmable electronic detonators fragment up to 350 feet of strike length to a depth of approximately

30 feet. These large blasts proactively induce fault-slip seismicity at the time of the blast and shortly after it. This blasted corridor is then mined underhand for two cuts. As these cuts are mined, little to no blasting is done to advance them. Dilution is controlled by supporting the hanging wall and footwall as the mining progresses through the blasted ore. The entire cycle repeats and stoping advances downdip, under fill, and in a destressed zone. The method allows for greater control of fault-slip seismic events significantly improving safety. In conjunction, a notable productivity increase has been achieved by reducing seismic delays and utilizing bulk mining activities. In 2023, 2022 and 2021, 87%, 88% and 86%, respectively of the tons mined were produced through the UCB method. The underhand cut and fill method was also utilized in 2023, 2022 and 2021. Under this method, once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed below from the ramp system. Both methods utilize rubber-tired equipment to access the veins through ramps developed outside of the ore body.

Ore at Lucky Friday is processed using a conventional lead/zinc flotation flowsheet, and the plant capacity currently is estimated at 1,165 tons per day. During August 2023, the mine was suspended while repairing an unused station in the #2 ventilation shaft, which is also the secondary egress. The operation remained suspended due to a fire at the unused station. By early September, the fire had been extinguished, normal ventilation was reestablished and the workforce recalled. Following evaluation of alternatives, it was determined that in order to safely bring the mine back into production in the most rapid and cost effective way, a new secondary egress would be developed to bypass the damaged portion of the #2 shaft. The new egress includes extension of an existing ramp 1,600 feet, installation of a 290-foot-long manway raise, and development of an 850 foot ventilation raise. Prior to the suspension, ore was processed at an average rate of approximately 1,056 tons per day, and total mill recovery was approximately 96% for silver, 95% for lead and 85% for zinc during 2023.

For more information, see Exhibit 96.2, the Technical Report Summary on the Lucky Friday Mine, Idaho, U.S.A., prepared for the Company by the QP, SLR, with an effective date of December 31, 2021.

At December 31, 2023, there were 386 employees at Lucky Friday. The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union is the bargaining agent for Lucky Friday’s 275 hourly employees as of December 31, 2023. During early January 2023, the bargaining agent ratified a six year labor agreement that expires in May 2029. Following a strike that started in March 2017 and ended in early January 2020, re-staffing of the mine and ramp-up activities were completed during 2020, with a return to full production starting in the fourth quarter of 2020.

As of December 31, 2023, we have recorded a $12.0 million asset retirement obligation for reclamation and closure costs. The net book value of the Lucky Friday property and its associated plant, equipment and mineral interests was approximately $562.3 million as of December 31, 2023. The vintage of the facilities at Lucky Friday ranges from the 1950s to 2023.

The current mine plan at Lucky Friday utilizes estimates of reserves and resources for approximately 19 years of production, through 2042.

Information with respect to the Lucky Friday’s production, total cost of sales, average Cash Cost, After By-product Credits, Per Silver Ounce, AISC, After By-product Credits, Per Silver Ounce, and proven and probable in -situ mineral reserves for the past three years is set forth in the table below.

	Years Ended December 31,
Production	2023	2022	2021
Ore milled (tons)	231,129	356,907	321,837
Silver (ounces)	3,086,119	4,412,764	3,564,128
Lead (tons)	19,543	29,233	23,137
Zinc (tons)	7,944	12,436	9,969

Total cost of sales	$84,185	$116,598	$97,538
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$5.51	$5.06	$6.60
AISC, After By-product Credits, Per Silver Ounce (1)	$12.21	$12.86	$14.34

Proven Mineral Reserves(2,3,4)
Total tons	5,298,600	4,734,200	4,690,700
Silver (ounces per ton)	12.8	13.8	13.9
Lead (percent)	8.0	8.6	8.4
Zinc (percent)	3.8	3.7	3.4
Contained silver (ounces)	67,594,600	64,637,800	65,313,300
Contained lead (tons)	424,080	404,160	395,290
Contained zinc (tons)	201,280	174,510	159,360

Probable Mineral Reserves(2,3,4)
Total tons	965,500	840,100	765,400
Silver (ounces per ton)	10.8	12.8	12.3
Lead (percent)	7.1	8.1	7.5
Zinc (percent)	2.9	3.2	2.8
Contained silver (ounces)	10,410,500	9,978,200	9,386,000
Contained lead (tons)	68,320	63,510	57,160
Contained zinc (tons)	28,100	25,030	21,650

Total Proven and Probable Mineral Reserves(2,3,4)
Total tons	6,264,100	5,574,300	5,456,100
Silver (ounces per ton)	12.5	13.4	13.7
Lead (percent)	7.9	8.4	8.3
Zinc (percent)	3.7	3.6	3.3
Contained silver (ounces)	78,005,100	74,616,000	74,699,300
Contained lead (tons)	492,400	467,670	452,450
Contained zinc (tons)	229,380	199,540	181,010

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

	December 31,
	2023	2022	2021
Silver (per ounce)	$17.00	$17.00	$17.00
Lead (per pound)	$0.90	$0.90	$0.90
Zinc (per pound)	$1.15	$1.15	$1.15

(3)
Reserves are in-situ materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2023 reserve model was based on the Net Smelter Return values incorporating smelter terms and metal recoveries to the various concentrates. The average total mill recoveries for 2023 were 96% for silver, 95% for lead and 85% for zinc.

(4)
The change in reserves in 2023 from 2022 was due to mining depletion offset by drilling increases on the 30 Vein off the 7500 level and drilling and reinterpretation of the mineral zone across the silver along the western edge of the Gold Hunter zone. The change in reserves in 2022 from 2021 was due to inclusion of definition drilling information and additional reserve optimization and resource conversion, partially offset by depletion of the deposit through production and changes due to increases to the NSR cut-off value given increased operating costs.

Information on in-situ mineral resources excluding mineral reserves for Lucky Friday for the past three years is set forth in the following table.

	Years Ended December 31,
	2023	2022	2021
Measured Resources (1,2,3)
Total tons	5,325,500	6,237,300	8,652,500
Silver (ounces per ton)	8.6	7.8	7.6
Lead (percent)	5.6	5.4	4.9
Zinc (percent)	2.8	2.6	2.5
Silver (ounces)	45,784,900	48,550,600	65,752,300
Lead (tons)	299,360	335,850	425,100
Zinc (tons)	146,420	161,000	213,480

Indicated Resources (1,2,3)
Total tons	1,011,000	1,193,800	1,840,500
Silver (ounces per ton)	8.1	8.0	7.6
Lead (percent)	6.0	5.4	5.1
Zinc (percent)	2.7	2.2	2.4
Silver (ounces)	8,135,700	9,581,300	14,010,000
Lead (tons)	60,200	64,390	93,140
Zinc (tons)	26,910	26,200	44,120

Measured and Indicated Resources (1,2,3)
Total tons	6,336,500	7,431,100	10,493,000
Silver (ounces per ton)	8.5	7.8	7.6
Lead (percent)	5.7	5.4	4.9
Zinc (percent)	2.7	2.5	2.5
Silver (ounces)	53,920,600	58,131,900	79,762,300
Lead (tons)	359,560	400,240	518,240
Zinc (tons)	173,330	187,200	257,600

Inferred Resources (1,2,3)
Total tons	3,600,000	3,591,600	5,376,900
Silver (ounces per ton)	7.8	8.7	7.8
Lead (percent)	5.9	6.3	5.8
Zinc (percent)	2.8	2.4	2.4
Silver (ounces)	27,933,900	31,263,800	41,871,500
Lead (tons)	211,340	224,670	311,850
Zinc (tons)	100,630	84,700	129,600

(1)
Mineral resources are based on $21.00/oz for silver, $1.15/lb for lead, $1.35/lb for zinc and are reported in-situ and exclusive of mineral reserves.

(2)
The resource NSR cut-off values for Lucky Friday are $200.57/ton for the 30 Vein, $227.90/ton for the Intermediate Veins and $198.48/ton for the Lucky Friday Vein; metallurgical recoveries (actual 2023): 96% for silver, 95% for lead and 85% for zinc. The cut-off grade calculations include costs associated with mining, processing, surface operations, environmental, general administrative, and sustaining capital.

(3)
Measured and indicated resources for silver declined 7% from 2022 given conversion to mineral reserves; inferred silver resources decreased 11% from 2022 given some conversion to indicated resources and reserves.

Keno Hill

The Keno Hill unit is located in the central Yukon Territory, Canada, and covers an area of approximately 15,000 hectares in central Yukon (63° 54' 32" N, 135° 19’ 18” W; NTS 105M/14 and 105M/13). The operations are located in the traditional territory of the First Nation of Na-Cho Nyäk Dun (FNNND). We report Keno as a separate segment in our consolidated financial statements. See Note 4 of Notes to Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Keno Hill for information on its financial performance.

The total Hecla Keno Hill mineral claims as of December 31, 2023, covers an area of 238.12 km2 and comprises 717 quartz mining leases, 867 quartz mining claims and two Crown Grants. Below is a map illustrating the location and access to Keno Hill:

Keno Hill Mine, Mayo, Yukon

Map
Area

Dawson City
Keno Hill Mine
Mayo
Alaska
Yukon
Carmacks
Whitehorse
British Columbia
Juneau
N
0
100 Miles
0
200 KM

Hecla

- Keno Hill Mine
- Territorial Capital
- City
- Territorial Border
- Major Highway

Revised: February 2023

The Keno Hill property is a polymetallic silver-lead-zinc vein district with characteristics similar to other well-known mining districts in the world. Examples of this type of mineralization include the Kokanee Range (Slocan), British Columbia; Coeur d’Alene, Idaho; Freiberg and the Harz Mountains, Germany; and Príbram, Czech Republic.

The local geology is dominated by the Mississippian Keno Hill Quartzite comprising the Basal Quartzite Member and conformably overlying Sourdough Hill Member. Silver predominantly occurs in argentiferous galena and argentiferous tetrahedrite (freibergite). In some assemblages, silver is also found as native silver, in polybasite, stephanite, and pyrargyrite. Lead occurs in galena and zinc in sphalerite. Other sulfides include pyrite, pyrrhotite, arsenopyrite, and chalcopyrite. In general, common gangue minerals include siderite and, to a lesser extent, quartz, and calcite.

Keno Hill ore is mined with a mechanized cut and fill method ("MCF"). Where the ore width is wider than can be safely extracted in one cut, the ore will be mined in adjacent drifts. Lenses are predominantly mined in a bottom-up sequence and filled with cemented rock fill ("CRF") with a 3%-8% binder content. CRF is used to introduce temporary sill levels or to fill initial drifts when multiple adjacent drifts are required. Temporary sill levels form a sequence interrupting pillar which allows for multiple mining fronts to be active on one lens at a time. The remainder of the lifts will be backfilled with unconsolidated rock fill ("URF"). This mining method was chosen due to the narrow steeply dipping nature of the mineral bodies and to maximize safety and productivity. The various deposits require the use of mining methods that can adequately support the vein and that are flexible and selective while minimizing the direct mining costs. In the MCF method, an attack ramp is developed from the main ramp at a gradient of -15%. Upon reaching the orebody, an intersection is developed, and a lift is developed in both directions along strike, following the geological contact of the orebody. At the end of the lens, the void is backfilled using a Load Haul Dump ("LHD") machine. The LHD utilizes a bulldozer-like plate to push waste tight to the back of the drift. Once the level has been completely backfilled, the next lift above the previously mined lift is accessed by slashing down the back of the attack ramp and working off the muck pile/horizon. MCF drift sizes are on average 3.5 meters high x 3.5 meters wide. For areas wider than development equipment, a second parallel drift will be mined beside the backfilled drift to fully extract the material prior to accessing the lift above. In this situation, the first drift will be completely backfilled with cemented rock fill to ensure a stable wall to allow adjacent mining activity. The lifts are generally sequenced from the bottom-up within each panel.

The Keno Hill mill is based on a conventional sequential flotation process producing silver and zinc concentrates. The silver concentrates are high in lead which typically accounts for approximately 90% to 95% of the mill feed silver values since given that is strongly associated with lead minerals. Overall, silver represents 70% to 80% of the value of the ores in the District.

For more information, see Exhibit 96.4, the Technical Report Summary on the Keno Hill Operations, Yukon, Canada, prepared for the Company by Mining Plus Canada Ltd. with an effective date of December 31, 2023.

At December 31, 2023, there were 255 employees at Keno Hill.

As of December 31, 2023, we have recorded a $3.4 million asset retirement obligation for reclamation and closure costs. The net book value of the Keno Hill property and its associated plant, equipment and mineral interests was approximately $335.7 million as of December 31, 2023. The active infrastructure in place at Keno Hill ranges from the 1980s to 2023.

The current mine plan at Keno Hill utilizes estimates of reserves and resources for approximately 11 years of production, through 2034.

Information with respect to the Keno Hill’s production and proven and probable in -situ mineral reserves for the past two years is set forth in the table below. Information with respect to Keno Hill’s average Cash Cost, After By-product Credits, Per Silver Ounce, AISC, After By-product Credits, Per Silver Ounce were not reported as the mine has not reached commercial production. At the time the mine reaches commercial production, these metrics will be reported, as until this time costs are allocated to total cost of sales to the extent there are sales.

	Years Ended December 31,
Production	2023	2022	2021
Ore milled (tons)	56,331	—	—
Silver (ounces)	1,502,577	—	—
Lead (tons)	1,225	—	—
Zinc (tons)	1,139	—	—

Proven Mineral Reserves(2,3,4)
Total tons	—	—	—
Silver (ounces per ton)	—	—	—
Gold (ounces per ton)
Lead (percent)	—	—	—
Zinc (percent)	—	—	—
Contained silver (ounces)	—	—	—
Contained gold (ounces)	—	—	—
Contained lead (tons)	—	—	—
Contained zinc (tons)	—	—	—

Probable Mineral Reserves(2,3,4)
Total tons	2,069,400	2,196,900	—
Silver (ounces per ton)	26.6	22.5	—
Gold (ounces per ton)	0.01	0.01	—
Lead (percent)	2.8	2.4	—
Zinc (percent)	2.5	2.2	—
Contained silver (ounces)	55,068,000	49,472,600	—
Contained gold (ounces)	13,400	13,000	—
Contained lead (tons)	58,170	52,530	—
Contained zinc (tons)	52,380	49,310	—

Total Proven and Probable Mineral Reserves(2,3,4)
Total tons	2,069,400	2,196,900	—
Silver (ounces per ton)	26.6	22.5	—
Gold (ounces per ton)	0.01	0.01	—
Lead (percent)	2.8	2.4	—
Zinc (percent)	2.5	2.2	—
Contained silver (ounces)	55,068,000	49,472,600	—
Contained gold (ounces)	13,400	13,000	—
Contained lead (tons)	58,170	52,530	—
Contained zinc (tons)	52,380	49,310	—

(1)
Proven and probable mineral reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and smelter payables, and cash operating costs. Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Keno Hill, the cutoff grade is expressed in terms of NSR, rather than metal grade. The reserve NSR cut-off values for Keno Hill are $244.24/ton The cut-off grade calculations include costs associated with mining, processing, surface operations, environmental, general administrative, and sustaining capital. Our estimates of proven and probable reserves are based on the following metals prices:

December 31,
2023
Silver (per ounce)	$17.00
Lead (per pound)	$0.90
Zinc (per pound)	$1.15

(2)
Reserves are in-situ materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2023 reserve model assumes average total mill recoveries of 96% for silver, 93% for lead and 72% for zinc.
(3)
The change in change in silver reserves in 2023 from 2022 was due to inclusion of definition drilling information and additional reserve optimization and resource conversion based on a new geological/mineral zone interpretation, partially offset by depletion of the deposit through production.

Information on in-situ mineral resources excluding mineral reserves for Keno Hill for the past two years is set forth in the following table.

	Years Ended December 31,
	2023	2022
Measured Resources (1,2,3)
Total tons	—	—
Silver (ounces per ton)	—	—
Gold (ounces per ton)
Lead (percent)	—	—
Zinc (percent)	—	—
Silver (ounces)	—	—
Gold (ounces)
Lead (tons)	—	—
Zinc (tons)	—	—

Indicated Resources (1,2,3)
Total tons	4,504,200	4,061,200
Silver (ounces per ton)	7.5	8.0
Gold (ounces per ton)	0.01	0.01
Lead (percent)	0.9	1.0
Zinc (percent)	3.5	4.0
Silver (ounces)	33,926,400	32,287,500
Gold (ounces)	26,200	28,500
Lead (tons)	41,120	39,540
Zinc (tons)	157,350	163,130

Measured and Indicated Resources (1,2,3)
Total tons	4,504,200	4,061,200
Silver (ounces per ton)	7.5	8.0
Gold (ounces per ton)	0.01	0.01
Lead (percent)	0.9	1.0
Zinc (percent)	3.5	4.0
Silver (ounces)	33,926,400	32,287,500
Gold (ounces)	26,200	28,500
Lead (tons)	41,120	39,540
Zinc (tons)	157,350	163,130

Inferred Resources (1,2,3)
Total tons	2,835,900	2,440,600
Silver (ounces per ton)	11.2	10.4
Gold (ounces per ton)	0.003	0.003
Lead (percent)	1.1	0.9
Zinc (percent)	1.8	2.1
Silver (ounces)	31,790,500	25,477,800
Gold (ounces)	8,600	7,900
Lead (tons)	32,040	22,380
Zinc (tons)	51,870	51,000

(1)
Mineral resources are based on $21.00/oz for silver, $1.15/lb for lead, $1.35/lb for zinc and are reported in-situ and exclusive of mineral reserves.

(2)
The resource NSR cut-off values for Keno Hill are $129.10/ton ; metallurgical recoveries (actual 2023): 95% for silver, 95% for lead and 88% for zinc. The cut-off grade calculations include costs associated with mining and processing.

(3)
Measured and indicated resources for silver increased 5% and inferred silver resources increased 25% from 2022 given additional definition drilling and updated geology/mineral zone interpretation.

Casa Berardi

We have wholly owned and operated Casa Berardi since June 2013. Casa Berardi is located 95 kilometers north of La Sarre in the Abitibi Region of northwestern Quebec, Canada at 49°34'0.72”N Latitude, 79°15'56.05”W Longitude (WGS84). The property borders Ontario to the west and covers parts of Casa Berardi, Dieppe, Raymond, D'Estrees, and Puiseaux townships. We report Casa Berardi as a separate segment in our consolidated financial statements. See Note 4 of Notes to Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Casa Berardi for information on its financial performance.

The Casa Berardi Property is in the northern part of the Abitibi Sub province, a subdivision of the Superior Province, the Archean core of the Canadian Shield. The regional geology is characterized by a mixed assemblage of mafic volcanic rocks, flysch-type sedimentary rocks, iron formation, and graphitic mudstone that are limited by a large granodioritic to granitic batholith. Structurally, the property is enclosed in the Casa Berardi Tectonic Zone, a 15 km wide corridor that can be traced over 200 km. Mineralized zones are closely associated with the Casa Berardi Fault and are found on both sides of the fault and are currently restricted to a 500 m wide corridor. Gold mineralization is primarily located in quartz veining in the form of veins of 1 m to multi-meter widths, small-scale veins, or veinlet networks/stockworks. Veins contain only minor sulfides (1% to 3%); sulfides include arsenopyrite, pyrite, and traces of sphalerite, chalcopyrite, pyrrhotite, tetrahedrite, galena, and gold. Arsenopyrite is the main gold-bearing sulfide present in all veins of the deposit

The mine and mill complex are permitted to process 1,600,000 dry metric tonnes (approximately 1,764,000 tons) of ore per year (4,900 tons per day). The mining operations consist of underground and open pit mines. The surface infrastructures include a cyanidation processing mill (carbon-in-leach), tailings impoundment areas, and other support facilities and infrastructure. The map below illustrates the location and access to Casa Berardi:

Current reserves at the Casa Berardi mine comprise eight zones at the West Mine, spread over a moderate horizontal distance from each other and located at different mine elevations, plus open pit and underground areas at the East Mine.

The ore at Casa Berardi is extracted using a combination of underground and open pit mining methods. The mill utilizes a combination of gravity recovery for coarse gold and cyanidation for fine gold. The ore is crushed and ground to produce a slurry suitable for the subsequent recovery processes. Crushing and grinding is accomplished by a jaw crusher followed by a SAG mill and ball mill. Coarse gold reports to the gravity circuit consisting of Knelson concentrators followed by high intensity leaching and electrowinning. Fine gold reports to the cyanide leach train. Due to the presence of naturally occurring organic carbon in the ore, the Carbon-In-Leach (“CIL”) approach is used in a cyanidation circuit. Gold is adsorbed onto carbon in the leach train and later desorbed for electrowinning. Sludge from the electrowinning cells is melted in a furnace to produce doré, the final product produced at Casa Berardi. In 2023, the mill processed 1,446,488 tons, for an average of 3,963 tons per day.

For more information, see Exhibit 96.3, the Technical Report Summary on the Casa Berardi Mine, Northwestern Québec, Canada, prepared for the Company by the QP, RESPEC with an effective date of December 31, 2023.

The employees at Casa Berardi are employees of Hecla Quebec Inc., our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 497 employees at Casa Berardi at December 31, 2023. We also utilize third-party contractors, which use their employees and equipment, for some of the mining activities at Casa Berardi.

The current mine plan at Casa Berardi utilizes estimates of reserves and resources for approximately 14 years of production to 2037, and includes anticipated production from both the underground and open pit mine areas.

The net book value of the Casa Berardi property and its associated plant, equipment and mineral interests was approximately $624.5 million as of December 31, 2023. As of December 31, 2023, we have recorded a $11.2 million asset retirement obligation for reclamation and closure costs. We maintain a surety bond as financial guarantee for future reclamation and closure work.

Information with respect to the Casa Berardi’s production, total cost of sales, average Cash Cost, After By-product Credits, Per Gold Ounce, AISC, After By-product Credits, Per Gold Ounce, and proven and probable in-situ mineral reserves for the past three years is set forth in the table below.

	Year Ended December 31,
Production	2023	2022	2021
Ore milled (tons)	1,446,488	1,588,739	1,528,246
Gold (ounces)	90,363	127,590	134,511
Silver (ounces)	22,415	28,289	33,571

Total cost of sales	$221,341	$248,898	$229,829
Cash Cost, After By-product Credits, Per Gold Ounce (1)	$1,652	$1,478	$1,125
AISC, After By-product Credits, Per Gold Ounce (1)	$2,048	$1,825	$1,399

Proven Mineral Reserves(2,3,4)
Total tons	4,294,900	4,961,400	5,685,600
Gold (ounces per ton)	0.09	0.10	0.11
Contained gold (ounces)	386,100	512,300	596,300

Probable Mineral Reserves(2,3,4)
Total tons	11,559,400	13,422,600	15,065,800
Gold (ounces per ton)	0.08	0.08	0.08
Contained gold (ounces)	884,400	1,101,600	1,187,700

Total Proven and Probable Mineral Reserves(2,3,4)
Total tons	15,854,300	18,384,000	20,751,400
Gold (ounces per ton)	0.08	0.09	0.09
Contained gold (ounces)	1,270,500	1,613,900	1,784,000

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

(2)
Proven and probable mineral reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and refiner payables, and cash operating costs. The average cutoff grade at Casa Berardi is 0.11 ounces per ton for underground reserves and 0.03 ounces per ton for open pit reserves. Our estimates of proven and probable reserves are based on the prices of $1,650 per gold ounce for open pit and $1,850 per gold ounce for underground in 2023 and $1,600 per gold ounce for all reserves in 2022 and 2021.

(3)
Reserves are in-situ materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2023 reserve model assumes average total mill recoveries for gold of approximately 85% for reserves.

(4)
The significant change in reserves from 2023 compared to 2022 (-21%) was due to economic operational decisions to close the East Mine underground, economic re-evaluation of the underground reserves in the West Mine, and the initiation of the transition from underground to entirely open pit mine production. The change in reserves in 2022 compared to 2021 resulted from inclusion of definition drilling information, partially offset by depletion of the deposit through production and an increase of the cut-off grade given increased operating costs.

Information on in-situ mineral resources excluding minerals reserves for Casa Berardi for the past three years is set forth in the following table.

	Years Ended December 31,
	2023	2022	2021
Measured Resources (1,2,3)
Total tons	1,166,300	2,922,400	2,368,100
Gold (ounces per ton)	0.20	0.19	0.15
Gold (ounces)	235,900	549,700	355,200

Indicated Resources (1,2,3)
Total tons	3,359,400	5,193,300	5,396,000
Gold (ounces per ton)	0.18	0.14	0.13
Gold (ounces)	607,400	707,800	699,200

Measured and Indicated Resources (1,2,3)
Total tons	4,525,700	8,115,700	7,764,100
Gold (ounces per ton)	0.19	0.16	0.14
Gold (ounces)	843,300	1,257,500	1,054,400

Inferred Resources (1,2,3)
Total tons	1,475,100	10,049,200	10,125,700
Gold (ounces per ton)	0.22	0.08	0.08
Gold (ounces)	331,600	819,800	790,500

(1)
Mineral resources are based on $1,750/oz for gold and a USD/CAD exchange rate: 1:1.3 and are reported in-situ and exclusive of mineral reserves.

(2)
The average resource cut-off grades at Casa Berardi are 0.12 oz/ton gold for underground and 0.03 oz/ton for open pit; metallurgical recovery (actual 2023): 85% for gold.

(3)
Measured and indicated mineral gold resources decreased 33% and inferred gold resources decreased 60% over 2022 given economic operational decisions to backfill open pits in the East Mine with overburden materials and mill tailings and the resultant sterilization of resource materials beneath the open pits.

Internal Controls on Exploration and Development Drilling Programs

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

All personnel responsible for the management of mineral resource and mineral reserve modeling and approval and reporting of mineral resource and mineral reserve statements are Qualified Persons with relevant experience in the type of mineralization and deposit under consideration and in the specific type of activity undertaken for the company. All are eligible members or licensees in good standing of a recognized professional organization based on their academic qualifications and experience and comply with professional standards of competence and ethics. We encourage continuing professional development and training for current Qualified Persons as well as others in the Company to develop other Qualified Persons within the various departments.

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

Item 3. Legal Proceedings

For a discussion of our legal proceedings, see Note 16 of Notes to Consolidated Financial Statements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange, Inc. under the symbol “HL.” As of February 9, 2024, there were 2,859 stockholders of record of our common stock.

The following table provides information as of December 31, 2023 regarding our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2010 Stock Incentive Plan	—	N/A	12,756,250
Stock Plan for Non-Employee Directors	—	N/A	2,165,894
Key Employee Deferred Compensation Plan	—	N/A	1,665,037
Total	—	N/A	16,587,181

See Note 12 of Notes to Consolidated Financial Statements for information regarding the above plans.

For the years 2023, 2022 and 2021, we issued shares of our common stock on multiple occasions to three of our employee benefit plans in order to fund our obligations under those plans. Each issuance was made pursuant to an exemption from registration under the Securities Act pursuant to Section 4(a)(2) of that Act and, except for the October 16, 2023 and October 14, 2022 contributions, was followed by the filing of a shelf registration statement on SEC Form S-3 allowing for the public resales of those shares. We did not receive any cash proceeds from any of the above issuances of shares of common stock. The issuances were as follows:

Date	Purchaser	Number of Shares	Value of Shares at Issuance ($)
October 16, 2023	Hecla Mining Company Pre-2005 Supplemental Excess Retirement Plan and the Hecla Mining Company Post-2004 Supplemental Excess Retirement Plan ("SERP")	200,000	$0.8 million
	Hecla Mining Company Retirement Plan Trust (“Hecla Plan”)	45,000	$0.2 million
	Lucky Friday Pension Plan Trust (“Lucky Friday Plan”)	4,500	$0.0 million
October 14, 2022	SERP	1,000,000	$4.2 million
May 19, 2022	Hecla Plan	900,000	$4.2 million
	Lucky Friday Plan	290,000	$1.3 million
September 22, 2021	Hecla Plan	900,000	$4.9 million
	Lucky Friday Plan	100,000	$0.5 million
January 27, 2021	SERP	3,500,000	$16.8 million

The following performance graph compares the performance of our common stock during the period beginning December 31, 2018 and ending December 31, 2023 to the S&P 500 and the Philadelphia Gold and Silver Index. The graph assumes a $100 investment in our common stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments on a quarterly basis throughout the period.

Comparison of 5 Year Cumulative Total Return

Among Hecla Mining Company, the S&P 500, and the Philadelphia Gold and Silver Index

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/18
12/19
12/20
12/21
12/22
12/23
Hecla Mining Company
S&P 500 (GSPC)
Philadelphia Gold and Silver Index (XAU)

Date	Hecla Mining	S&P 500	S&P 500 Gold Index
December 2018	$100.00	$100.00	$100.00
December 2019	143.96	130.99	116.68
December 2020	275.87	151.99	109.46
December 2021	223.83	192.90	149.92
December 2022	239.37	155.57	162.99
December 2023	$208.16	$191.57	$143.09

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

On May 8, 2012, we announced that our board of directors approved a stock repurchase program. Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions. See Note 12 of Notes to Consolidated Financial Statements for more information. We made no purchases of our outstanding common stock during the year ended December 31, 2023.

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

Overview

Established in 1891, we are the oldest operating precious metals mining company in the United States. We are the largest silver producer in the United States, producing over 45% of 2022 U.S. silver production at our Greens Creek and Lucky Friday operations. We also produce gold at our Casa Berardi and Greens Creek operations. In addition, we are developing the Keno Hill mine in the Yukon Territory, Canada which we acquired in September 2022. We began ramp-up of the Keno Hill mill during the second quarter of 2023, with production commencing in June 2023. Based upon the jurisdictions in which we operate, we believe we have lower political and economic risk compared to other mining companies whose mines are located in other parts of the world. Our current exploration interests are located in the United States, Canada and Mexico. Our operating and strategic framework is based on expanding our production and locating and developing new resource potential in a safe and responsible manner.

Acquisition of ATAC Resources Ltd.

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

2023 Highlights

Operational:

•
Produced 14.3 million ounces of silver and 151,259 ounces of gold. See Consolidated Results of Operations below for information on total cost of sales and cash costs and AISC, after by-product credits, per silver and gold ounce for 2023, 2022 and 2021.
•
Keno Hill produced 1.5 million ounces of silver, with the Bermingham deposit achieving the highest mined tonnage in December; initiated a safety action plan to build a strong operational foundation at the mine.
•
Continued our trend of strong safety performance, as our All Injury Frequency Rate (“AIFR”) for 2023 was 1.45.

Financial:

•
Reported sales of $720.2 million.
•
Generated $75.5 million in net cash provided by operating activities. See the Financial Liquidity and Capital Resources section below for further discussion.
•
Made capital expenditures (excluding lease additions and other non-cash items) of approximately $223.9 million, including $70.1 million at Casa Berardi, $43.5 million at Greens Creek, $65.3 million at Lucky Friday, and $44.7 million at Keno Hill.
•
Returned $15.7 million to our stockholders through dividend payments.

Our average realized prices for silver, gold and lead increased in 2023 compared to 2022 while zinc decreased. Our average realized gold price increased while our realized price for silver, lead and zinc prices decreased in 2022 compared to 2021. See the Consolidated Results of Operations section below for information on our average realized metals prices for 2023, 2022 and 2021. Lead and zinc represent important by-products at our Greens Creek and Lucky Friday segments, and gold is also a significant by-product at Greens Creek.

See the Consolidated Results of Operations section below for a discussion of the factors impacting income applicable to common stockholders for the three years ended December 31, 2023, 2022 and 2021.

Key Issues Impacting our Business

Our current business strategy is to focus our financial and human resources in the following areas:

•
executing value enhancing transactions, such as with the recently completed ATAC acquisition;
•
advancing the development and ramp up of the Keno Hill mine with the anticipation of commencement of commercial production before the end of 2024;
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
•
advancing permitting of the Libby Exploration project in Montana; and
•
seeking opportunities to acquire and invest in mining and exploration properties and companies.

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

A number of key factors may impact the execution of our strategy, including regulatory issues, metals prices and inflationary pressures on input costs. Metals prices can be very volatile and are influenced by a number of factors beyond our control (except on a limited basis through the use of derivative contracts). See Item 7. Critical Accounting Estimates and Note 10 of Notes to Consolidated Financial Statements. While we believe longer-term global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue.

Volatility in global financial markets and other factors can pose a significant challenge to our ability to access credit and equity markets, should we need to do so. We utilize forward contracts to manage exposure to declines in the prices of (i) silver, gold, zinc and lead contained in our concentrates that have been shipped but have not yet settled, and (ii) from time to time zinc and lead that we forecast for future concentrate shipments. In addition, we have in place a $150 million revolving credit agreement, with an option to be increased in an aggregate amount not to exceed $75 million. As of December 31, 2023, $6.9 million was used for letters of credit, and $128.0 million was drawn on the facility leaving approximately $15.1 million available for borrowing.

Another challenge for us is the risk associated with environmental litigation and ongoing reclamation activities. As described in Item 1A. Risk Factors and in Note 16 of Notes to Consolidated Financial Statements, it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans. We are involved in various environmental legal matters and the estimate of our environmental liabilities and liquidity needs, as well as our strategic plans, may be significantly impacted as a result of these matters or new matters that may arise. We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and attempt to resolve environmental litigation on terms as favorable to us as possible.

Reserve and resource estimation is a major risk inherent in mining. Our reserve and resource estimates, which underlie (i) our mining and investment plans, (ii) the valuation of a significant portion of our long-term assets and (iii) depreciation, depletion and amortization expense, may change based on economic factors and actual production experience. Until ore is mined and processed, the volumes and grades of our reserves and resources must be considered as estimates. Our reserves are depleted as we mine. Reserves and resources can also change as a result of changes in economic and operating assumptions. See Item 1A. Risk Factors - Our mineral reserve and resource estimates may be imprecise.

Consolidated Results of Operations

Total metal sales for the years ended December 31, 2023, 2022 and 2021, and the approximate variances attributed to differences in metals prices, sales volumes and smelter terms, were as follows:

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
2021	$293,646	$362,037	$200,723	$(48,933)	$807,473
Variances - 2022 versus 2021:
Price	(45,590)	676	(3,710)	(1,270)	(49,894)
Volume	17,089	(63,719)	9,428	(2,172)	(39,374)
Smelter terms	(91)	(84)	—	402	227
2022	265,054	298,910	206,441	(51,973)	718,432
Variances - 2023 versus 2022:
Price	19,682	18,044	(2,897)	(624)	34,205
Volume	17,548	(42,343)	(14,586)	148	(39,233)
Smelter terms	—	—	—	1,540	1,540
2023	$302,284	$274,611	$188,958	$(50,909)	$714,944

Average market and realized metals prices for 2023, 2022 and 2021 were as follows:

		Average price for the year ended December 31,
		2023	2022	2021
Silver	Realized price per ounce	$23.33	$21.53	$25.24
	London PM Fix ($/ounce)	23.39	21.75	25.17
Gold	Realized price per ounce	1,939	1,803	1,796
	London PM Fix ($/ounce)	1,943	1,801	1,800
Lead	Realized price per pound	1.03	1.01	1.03
	LME Final Cash Buyer ($/pound)	0.97	0.98	1.00
Zinc	Realized price per pound	1.35	1.41	1.44
	LME Final Cash Buyer ($/pound)	$1.20	$1.58	$1.36

Average realized prices differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices. Due to the time elapsed between shipment of concentrates and final settlement with customers, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement. For 2023 and 2021 we recorded positive price adjustments to provisional settlements of $18.2 million and $9.3 million, respectively, and $20.8 million in net negative price adjustments to provisional settlements in 2022. The price adjustments related to silver, gold, zinc and lead contained in our concentrate sales were partially offset by gains and losses on forward contracts for those metals for each year (see Note 10 of Notes to Consolidated Financial Statements for more information). The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc. Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in products sold during the period.

Total metals production and sales volumes for each period are shown in the following table:

		Year Ended December 31,
		2023	2022	2021
Silver -	Ounces produced	14,342,863	14,182,987	12,887,240
	Payable ounces sold	12,955,006	12,311,595	11,633,802
Gold -	Ounces produced	151,259	175,807	201,327
	Payable ounces sold	141,602	165,818	201,610
Lead -	Tons produced	40,347	48,713	43,010
	Payable tons sold	35,429	41,423	36,707
Zinc -	Tons produced	60,579	64,748	63,617
	Payable tons sold	43,050	43,658	43,626

The difference between what we report as “ounces/tons produced” and “payable ounces/tons sold” is attributable to the difference between the quantities of metals contained in our products versus the portion of those metals actually paid for by our customers pursuant to of our sales contract terms. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades which impact the amount of metals contained in concentrates produced and sold.

Sales, total cost of sales, gross profit (loss), Cash Cost, After By-product Credits, per Ounce (“Cash Cost”) (non-GAAP) and AISC (non-GAAP) at our operating units for 2023, 2022 and 2021 were as follows (in thousands, except for Cash Cost and AISC):

	Silver					Gold
	Greens Creek	Lucky Friday	Keno Hill	Other (3)	Total Silver (2)	Casa Berardi	Nevada Operations & Other (4)	Total Gold
2023:
Sales	$384,504	$116,284	$35,518	—	$536,306	$177,678	$6,243	$183,921
Total cost of sales	(259,895)	(84,185)	(35,518)	—	(379,598)	(221,341)	(6,339)	(227,680)
Gross profit (loss)	$124,609	$32,099	$—	—	$156,708	$(43,663)	$(96)	$(43,759)
Cash Cost, After By-product Credits, per Silver or Gold Ounce (1)	$2.53	$5.51			$3.23	$1,652		$1,652
AISC, After By-product Credits, per Silver or Gold Ounce (1)	$7.14	$12.21			$11.76	$2,048		$2,048
2022:
Sales	$335,062	$147,814	$—	$—	$482,876	$235,136	$893	$236,029
Total cost of sales	(232,718)	(116,598)	—	—	(349,316)	(248,898)	(4,535)	(253,433)
Gross profit (loss)	$102,344	$31,216	$—	$—	$133,560	$(13,762)	$(3,642)	$(17,404)
Cash Cost, After By-product Credits, per Silver or Gold Ounce (1)	$0.70	$5.06			$2.06	$1,478		$1,478
AISC, After By-product Credits, per Silver or Gold Ounce (1)	$5.17	$12.86			10.66	$1,773		$1,773
2021:
Sales	$384,843	$131,488	$—	$176	$516,507	$245,152	$45,814	$290,966
Total cost of sales	(213,113)	(97,538)	—	(247)	(310,898)	(229,829)	(48,945)	(278,774)
Gross profit (loss)	$171,730	$33,950	$—	$(71)	$205,609	$15,323	$(3,131)	$12,192
Cash Cost, After By-product Credits, per Silver or Gold Ounce (1)	$(0.65)	$6.60			$1.37	$1,125	$1,137	$1,127
AISC, After By-product Credits, per Silver or Gold Ounce (1)	$2.70	$14.34			$8.65	$1,359	$1,211	$1,341

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

(2)
The calculation of AISC for our consolidated silver properties includes corporate costs for general and administrative expense and sustaining capital and production and related costs and sustaining capital expenditures for Lucky Friday until the suspension of production during August 2023 following an underground fire for the remainder of 2023

(3)
Includes results for San Sebastian, which was an operating segment prior to 2021.

(4)
Other includes $5.3 million of sales and total cost of sales for the year ended December 31, 2023 and $0.5 million of sales and total cost of sales for the year ended December 31, 2022, related to the environmental services business acquired as part of the Alexco acquisition.

While revenue from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product of Greens Creek, Lucky Friday, and Keno Hill is appropriate because:

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

We believe the identification of silver as a by-product credit is appropriate at Casa Berardi and the Nevada Operations because of its lower economic value compared to gold and due to the fact that gold is the primary product we intend to produce. In addition, we do not receive sufficient revenue from silver at the Casa Berardi or Nevada Operations to warrant classification of such as a co-product. Because we consider silver to be a by-product of our gold production at Casa Berardi and Nevada Operations, the value of silver offsets operating costs within our calculations of Cash Cost, After By-product Credits, per Gold Ounce and AISC, After By-product Credits, per Gold Ounce.

For the year ended December 31, 2023, we reported loss applicable to common stockholders of $84.8 million compared to a loss of $37.9 million and income of $34.5 million in 2022 and 2021, respectively. The following factors contributed to those differences:

•
Variances in gross profit (loss) at our operations as illustrated in the table above. See the Greens Creek, Lucky Friday, Keno Hill, Casa Berardi, and Nevada Operations sections below.

•
General and administrative costs were $42.7 million, $43.4 million and $34.6 million in 2023, 2022 and 2021 respectively. The decrease in 2023 of $0.7 million reflects lower incentive compensation accruals compared to 2022 partially offset by annual compensation adjustments effective July 1. The increase in 2022 of $8.8 million compared to 2021 reflects the acquisition of Alexco, higher incentive compensation accruals and annual incentive compensation adjustments.

•
Exploration and pre-development expense was $32.5 million, $46.0 million and $47.9 million in 2023, 2022 and 2021, respectively. In 2023 exploration and pre-development expense decreased by $13.5 million as exploration activities were focused primarily at Keno Hill, Casa Berardi, Greens Creek and Nevada Operations, with pre-development activities incurred at the Hatter Graben in Nevada and the Libby Exploration project in Montana.

•
Provision for closed operations and environmental matters of $7.6 million in 2023 compared to $8.8 million in 2022 and $14.6 million in 2021. The decrease in 2023 compared to 2022 of $1.2 million is primarily due to less reclamation activities at Johnny M in 2023 compared to 2022. The decrease in 2022 compared to 2021 of $5.8 million is primarily due to the settlement in 2021 of a lawsuit for $6.5 million related to a 1989 agreement entered into by our subsidiary, CoCa Mines, Inc. and its subsidiary, Creede Resources, Inc.

•
Ramp-up and suspension costs were $76.3 million, $24.1 million and $23.0 million in 2023, 2022 and 2021, respectively. Ramp-up and suspension costs in 2023 include $29.8 million (2022: $2.3 million) related to the ramp up of Keno Hill, $25.5 million related to the suspension of production at Lucky Friday due to the underground fire that occurred in the #2 shaft and $2.2 million at Casa Berardi due its operations being suspended for 20 days in June, due to Quebec wildfires. During 2020, San Sebastian and Nevada were placed on care and maintenance and each of 2021, 2022 and 2023 include care and maintenance costs for these sites.

	Year Ended December 31,
	2023	2022	2021
Keno Hill	$29,793	$2,254	$—
Lucky Friday	25,548	—	—
Nevada	16,549	19,743	20,403
Casa Berardi	2,228	—	—
San Sebastian	2,134	2,117	2,609
Total ramp-up and suspension costs	$76,252	$24,114	$23,012

•
Other operating income of $1.4 million and expense of $6.3 million and $14.3 million in 2023, 2022 and 2021, respectively. The income in 2023 compared to the expense in 2022 was primarily due to the receipt of $5.9 million in insurance proceeds in May related to an insurance coverage lawsuit.

•
Fair value adjustments, net resulted in gains of $2.9 million and losses of $4.7 million and $35.8 million in 2023, 2022 and 2021, respectively. The components for each period are summarized in the following table (in thousands):

	Year Ended December 31,
	2023	2022	2021
Gain (loss) on derivative contracts	$3,168	$844	$(32,655)
Unrealized (loss) gain on investments in equity securities	(243)	(5,632)	(4,295)
Gain on disposition or exchange of investments	—	65	1,158
Total fair value adjustments, net	$2,925	$(4,723)	$(35,792)

Prior to November 1, 2021, we did not designate and account for any of our base metal derivative contracts as cash flow hedges for accounting purposes and accordingly any changes in fair value of our base metals derivative contracts were recognized in gain (loss) on derivative contracts. Subsequent to November 1, 2021, any gains or losses on base metals derivative contracts designated as cash flow hedges are deferred in other comprehensive income until the transaction occurs.

•
Net foreign exchange loss of $3.8 million in 2023, compared to a gain of $7.2 million and $0.4 million in 2022 and 2021, respectively, on translation of our monetary assets and liabilities at Casa Berardi, Keno Hill and San Sebastian.

•
Interest expense of $43.3 million, $42.8 million and $41.9 million in 2023, 2022 and 2021, respectively. The interest in 2023, 2022 and 2021 was primarily related to our Senior Notes with 2023 also including interest expense of $2.8 million on amounts drawn on our revolving credit facility.

•
Income and mining tax provision of $1.2 million compared to a benefit of $7.6 million and $29.6 million in 2022 and 2021, respectively, with the benefit in 2021 including $58.4 million for a reduction in the valuation allowance for U.S. deferred tax assets. See Corporate Matters and Note 7 of Notes to Consolidated Financial Statements for more information.

Greens Creek

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2023	2022	2021
Sales	$384,504	$335,062	$384,843
Cost of sales and other direct production costs	(205,900)	(183,807)	(164,403)
Depreciation, depletion and amortization	(53,995)	(48,911)	(48,710)
Total cost of sales	(259,895)	(232,718)	(213,113)
Gross Profit	$124,609	$102,344	$171,730

Tons of ore milled	914,796	881,445	841,967
Production:
Silver (ounces)	9,731,752	9,741,935	9,243,222
Gold (ounces)	60,896	48,216	46,088
Zinc (tons)	51,496	52,312	53,648
Lead (tons)	19,578	19,480	19,873
Payable metal quantities sold:
Silver (ounces)	8,493,040	8,234,010	8,284,551
Gold (ounces)	49,790	35,508	40,149
Zinc (tons)	36,042	34,856	36,581
Lead (tons)	15,247	14,762	15,489
Ore grades:
Silver ounces per ton	13.31	13.64	13.51
Gold ounces per ton	0.09	0.08	0.08
Zinc percent	6.35	6.69	7.11
Lead percent	2.60	2.68	2.87
Total production cost per ton	$204.20	$196.73	$177.30
Cash Cost, After By-product Credits, per Silver Ounce (1)	$2.53	$0.70	$(0.65)
AISC, After By-Product Credits, per Silver Ounce (1)	$7.14	$5.17	$2.70
Capital additions	$43,542	$36,898	$23,883

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

Gross profit increased by $22.3 million to $124.6 million in 2023 from $102.3 million in 2022, as higher realized prices for all metals sold other than zinc and higher payable metal quantities for all metals sold compared to 2022, was offset by higher production costs reflecting more tons milled, and related higher labor, maintenance and consumables costs. See Item 1A. Risk Factors - Our profitability could be affected by inflation, including the prices of other commodities for a discussion of certain risks related to our operations profitability.

Gross profit decreased by $69.4 million to $102.3 million in 2022 from $171.7 million in 2021, as lower realized prices for all metals sold other than gold, and lower payable metal quantities sold compared to 2021, was further compounded by higher production costs reflecting inflationary pressures and more tons milled, and unfavorable changes in concentrate smelter terms.

Capital additions increased by $6.6 million in 2023 to $43.5 million compared to 2022. Significant components of the 2023 capital additions were development of $19.4 million, $9.8 million in mobile equipment, and $1.6 million in claims purchases.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2023 compared to 2022 and 2021:

Year Ended December 31,
2023
2022
2021
14.50
9.50
4.50
-0.50
-5.50
-10.50
-15.50
-20.50
-25.50
-30.50
9.23
8.48
7.45
3.62
3.46
3.20
6.46
5.94
5.61
4.21
3.88
3.92
1.33
1.44
1.15
-22.32
-22.50
-21.98
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2023	2022	2021
Cash Cost, Before By-product Credits, per Silver Ounce	$24.85	$23.20	$21.33
By-product credits per silver ounce	(22.32)	(22.50)	(21.98)
Cash Cost, After By-product Credits, per Silver Ounce	$2.53	$0.70	$(0.65)

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2023	2022	2021
AISC, Before By-product Credits, per Silver Ounce	$29.46	$27.67	$24.68
By-product credits per silver ounce	(22.32)	(22.50)	(21.98)
AISC, After By-product Credits, per Silver Ounce	$7.14	$5.17	$2.70

The increase in Cash Cost and AISC, each After By-product Credits, per Silver Ounce in 2023 compared to 2022 was primarily due to higher production costs related to labor, maintenance and consumables and lower by-product credits. The increase in Cash Cost and AISC, each After By-product Credits, per Silver Ounce in 2022 compared to 2021 was primarily due to higher production costs and sustaining capital expenditures, partially offset by higher by-product credits and production.

Lucky Friday

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2023	2022	2021
Sales	$116,284	$147,814	$131,488
Cost of sales and other direct production costs	(59,860)	(82,894)	(70,692)
Depreciation, depletion and amortization	(24,325)	(33,704)	(26,846)
Total cost of sales	(84,185)	(116,598)	(97,538)
Gross profit	$32,099	$31,216	$33,950

Tons of ore milled	231,129	356,907	321,837
Production:
Silver (ounces)	3,086,119	4,412,764	3,564,128
Lead (tons)	19,543	29,233	23,137
Zinc (tons)	7,944	12,436	9,969
Payable metal quantities sold:
Silver (ounces)	3,020,116	4,039,435	3,288,261
Lead (tons)	19,079	26,660	21,218
Zinc (tons)	6,160	8,802	7,046
Ore grades:
Silver ounces per ton	14.00	13.00	11.64
Lead percent	8.90	8.70	7.60
Zinc percent	4.10	3.90	3.44
Total production cost per ton	$218.45	$223.55	$191.50
Cash Cost, After By-product Credits, per Silver Ounce (1)	$5.51	$5.06	$6.60
AISC, After By-product Credits, per Silver Ounce (1)	$12.21	$12.86	$14.34
Capital additions	$65,337	$50,992	$29,885

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

During August 2023, the production at the mine was suspended due to a fire that occured while repairing an unused station in the #2 ventilation shaft, which is also the secondary egress (required by MSHA regulations). By early September, the fire had been extinguished, normal ventilation was reestablished and the workforce recalled. Following evaluation of alternatives, it was determined that in order to safely bring the mine back into production in the most rapid and cost effective way, a new secondary egress needed to be developed to bypass the damaged portion of the #2 shaft. The new egress includes extension of an existing ramp 1,600 feet, installation of a 290-foot-long manway raise, and development of an 850 foot ventilation raise. Production was suspended for the remainder of 2023. Following an MSHA inspection on January 9, 2024, production was resumed.

The Company has property and business interruption insurance coverage with an underground sub-limit of $50.0 million. On January 3, 2024, the Company received a coverage letter from the insurance carrier establishing coverage up to the underground sub-limit of $50.0 million, less any applicable deductions. There can be no assurance as to the total amount or timing of when we will start receiving such proceeds.

Gross profit in 2023 of $32.1 million, was $0.9 million higher than 2022, due to higher grades, higher realized silver and lead prices and higher tons milled per day prior to the shutdown in August compared to 2022. For the year ended December 31, 2023, $25.5 million of site specific suspension costs were included within Ramp-up and suspension costs on our consolidated statements of operations and comprehensive (loss) income.

Gross profit in 2022 of $31.2 million, was $2.7 million lower than 2021, due to lower realized prices and higher production costs in 2022 reflecting inflationary cost pressures and more tons milled. See Item 1A. Risk Factors - Our profitability could be affected by inflation, including the prices of other commodities for a discussion of certain risks related to our operations profitability.

Total capital additions increased by $14.3 million in 2023 to $65.3 million compared to 2022 as investments were made to support sustained higher throughput and costs were incurred to build the secondary egress following the August 2023 fire. Significant components related to development ($21.7 million), the service hoist ($8.3 million), coarse ore bunker ($6.6 million), shaft and related infrastructure ($4.4 million), drilling ($4.9 million) and underground mobile equipment ($4.6 million).

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2023, 2022 and 2021.

Year Ended December 31,
2023
2022
2021
14.50
9.50
4.50
-0.50
-5.50
-10.50
-15.50
-20.50
-25.50
-30.50
8.30
7.73
11.57
2.71
1.98
2.69
5.54
8.37
4.39
3.56
4.22
4.69
1.34
0.93
0.78
-15.94
-18.17
-17.52
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Year Ended December 31,	Year Ended December 31,	Three Months Ended December 31,
	2023	2022	2021
Cash Cost, Before By-product Credits, per Silver Ounce	$21.45	$23.23	24.12
By-product credits per silver ounce	(15.94)	(18.17)	(17.52)
Cash Cost, After By-product Credits, per Silver Ounce	$5.51	$5.06	$6.60

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Year Ended December 31,	Year Ended December 31,	Three Months Ended December 31,
	2023	2022	2021
AISC, Before By-product Credits, per Silver Ounce	$28.15	$31.03	$31.86
By-product credits per silver ounce	(15.94)	(18.17)	(17.52)
AISC, After By-product Credits, per Silver Ounce	$12.21	$12.86	$14.34

The increase in Cash Cost and AISC, each After By-product Credits, per Silver Ounce in 2023 compared to 2022 was due to lower by-product credits in 2023. The decrease in Cash Cost and AISC, each After By-product Credits, per Silver Ounce in 2022 compared to 2021 was due to increased silver production and higher by-product credits, partially offset by higher production costs and sustaining capital expenditures.

Keno Hill

We acquired our Keno Hill operations as part of the Alexco acquisition in September 2022, and have focused on development activities and began ramp-up of the mill during the second quarter. A number of safety related matters have slowed the ramp up as Hecla's injury-free standard drives the pace of production and development at Keno Hill. A safety action plan focusing on training, supervision, mining practices, and implementation of the safety processes has been initiated and should be executed during 2024. The average throughput during the ramp-up of the mill has been 230 tons per day, with silver grades milled of 27.7 ounces per ton. Tonnage mined was constrained by delays in infrastructure construction which has impacted development rates. Key underground infrastructure projects completed include the shotcrete plant and the cemented rockfill plant. Modifications to the secondary crushing circuit were also completed which are expected to increase crusher availability and efficiency.

Dollars are in thousands (except per ounce and per ton amounts)	Year Ended December 31,
2023
Sales	$35,518
Cost of sales and other direct production costs	(31,241)
Depreciation, depletion and amortization	(4,277)
Total cost of sales	(35,518)
Gross profit	$—
Tons of ore milled	56,331
Production:
Silver (ounces)	1,502,577
Zinc (tons)	1,139
Lead (tons)	1,225
Payable metal quantities sold:
Silver (ounces)	1,419,173
Zinc (tons)	1,102
Lead (tons)	848
Ore grades:
Silver ounces per ton	27.7
Zinc percent	2.5%
Lead percent	2.3%
Capital additions	$44,672

During the year ended December 31, 2023, Keno Hill recorded sales and total cost of sales of $35.5 million, related to the concentrate produced and sold during the ramp up. During the year ended December 31, 2023, $29.8 million of site specific ramp up costs were included within Ramp-up and suspension costs and $4.7 million of site specific exploration costs were included within Exploration and pre-development as reported on our consolidated statements of operations and comprehensive (loss) income. During the year ended December 31, 2023, Keno Hill recorded capital additions of $44.7 million, of which $29.6 million related to mine development and $11.3 million to mobile equipment purchases, crusher modifications and camp upgrades.

Casa Berardi

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2023	2022	2021
Sales	$177,678	$235,136	$245,152
Cost of sales and other direct production costs	(155,304)	(187,936)	(149,085)
Depreciation, depletion and amortization	(66,037)	(60,962)	(80,744)
Total cost of sales	(221,341)	(248,898)	(229,829)
Gross (loss) profit	$(43,663)	$(13,762)	$15,323

Tons of ore milled	1,446,488	1,588,739	1,528,246
Production:
Gold (ounces)	90,363	127,590	134,511
Silver (ounces)	22,415	28,289	33,571
Payable metal quantities sold:
Gold (ounces)	91,268	130,245	135,987
Silver (ounces)	22,566	31,788	30,022
Ore grades:
Gold ounces per ton	0.07	0.09	0.10
Silver ounces per ton	0.02	0.02	0.03
Total production cost per ton	$104.75	$117.89	$98.60
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,652	$1,478	$1,125
AISC, After By-product Credits, per Gold Ounce (1)	$2,048	$1,773	$1,359
Capital additions	$70,056	$39,667	$49,617

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

As part of the Casa Berardi mine transition from an underground/open pit operation to an open pit only operation, the lower margin east mine underground operations were closed in July 2023 and only the better margin stopes of the west underground mine will be mined until mid-2024, at which time most underground activity will stop except for exploration. This strategic change resulted in production and sales decreasing significantly compared to the comparable periods in 2022 and 2021. Following the end of underground mining in mid-2024, Casa Berardi is expected to produce gold only from the 160 open pit, and at lower levels than historic production. We expect production from the 160 pit to halt in 2027, at which point we expect a gap in production from 2028 to 2030 when no ore is mined and our focus at that time will be on investing in infrastructure and equipment, stripping and permitting the expected additional open pits, Principal and West Mine Crown Pillar. From 2028 to 2030, there is not expected to be any cash flow from Casa Berardi to offset its operating and capital expenses, and instead our liquidity and capital resources are expected to come from our other operating segments. We expect to resume mining at Casa Berardi in 2030, and significant free cash flow is expected after 2030.

Gross loss increased by $29.9 million to $43.7 million in 2023 compared to $13.8 million in 2022 as higher average realized gold prices did not offset the impact of lower gold production. This increase in gross loss includes $12.7 million in product inventory net realizable value write downs due to a combination of higher direct production costs and higher depreciation, depletion and amortization expense effective July 2023, reflecting the accelerated amortization of the west underground mine. The increase in gross loss was also due to the processing of lower grade ore tonnage from both the underground and surface operations, higher costs related to mill maintenance and optimization activities, higher underground maintenance costs resulting from repairs and replacements of major components for the production fleet, and higher fuel and other consumables costs, compared to 2022. Suspension costs amounted to $2.2 million for 2023, as Casa Berardi's operations were suspended for 20 days in June, due to wildfires in Quebec which resulted in the Quebec Ministry of Natural Resources and Forests closing certain forest lands and access roads. No production or sales took place during the suspension period. See Item 1A. Risk Factors - Our profitability could be affected by inflation, including the prices of other commodities for a discussion of certain risks related to our operation's profitability.

Gross profit decreased by $29.1 million to a gross loss of $13.8 million in 2022 compared to 2021 as higher average realized gold prices did not offset the impact of lower gold production and higher cost of sales. The higher cost of sales in 2022 resulted from increased production costs due to: (i) increase in ore tonnage by 4% compared to 2021 as more lower grade surface material was processed, (ii)

higher operating costs reflecting inflationary pressures particularly for labor and consumables, (iii) higher mill contractor costs related to maintenance and optimization activities, and (iv) higher underground maintenance costs resulting from repairs and replacements of major components for the production fleet. Depreciation, depletion and amortization expense was lower in 2022 compared to 2021 due to the impact of higher reserves in 2021 on units-of-production depreciation and lower asset additions and sales quantities. See Item 1A. Risk Factors - Our profitability could be affected by inflation, including the prices of other commodities for a discussion of certain risks related to our operation's profitability.

Total capital additions increased by $30.4 million in 2023 compared to 2022 primarily due to purchases of new surface fleet equipment as the mine transitions from an underground to an open pit operation and the construction of tailings storage facilities. Significant components of 2023 capital expenditures were tailings dam construction costs of $41.0 million, $18.2 million on machinery and equipment, and $11.2 million on development. Total capital additions decreased by $10.0 million in 2022 compared to 2021 primarily due to completion of the new 160 zone open pit mine development in 2021, which commenced ore production during the fourth quarter of 2021.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for 2023, 2022 and 2021:

Year Ended December 31,
2023
2022
2021
1,400
1,200
1,000
800
600
400
200
-
(200)
1,207
1,106
827
395
338
298
56
39
6
(6)
(5)
(6)
Mining
Milling
Other cash costs
By-product credits

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Years Ended December 31,
	2023	2022	2021
Cash Cost, Before By-product Credits, per Gold Ounce	$1,658	$1,483	$1,131
By-product credits per gold ounce	(6)	(5)	(6)
Cash Cost, After By-product Credits, per Gold Ounce	$1,652	$1,478	$1,125

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Years Ended December 31,
	2023	2022	2021
AISC, Before By-product Credits, per Gold Ounce	$2,054	$1,778	$1,365
By-product credits per gold ounce	(6)	(5)	(6)
AISC, After By-product Credits, per Gold Ounce	$2,048	$1,773	$1,359

The increase in Cash Cost and AISC, each After By-product Credits, per Gold Ounce for 2023 compared to 2022 and 2021 was primarily driven by lower gold production as Casa Berardi transitions from an underground/open pit operation to an open pit only operation, as discussed above.

Nevada Operations

Dollars are in thousands (except per ounce and per ton amounts)	Year Ended December 31,
	2023	2022	2021
Sales	$960	$419	$45,814
Cost of sales and other direct production costs	(896)	(3,709)	(33,604)
Depreciation, depletion and amortization	(140)	(361)	(15,341)
Total cost of sales	(1,036)	(4,070)	(48,945)
Gross (loss)	$(76)	$(3,651)	$(3,131)

Following the strategic decision to suspend the Nevada Operations in 2019, all development was suspended and production and related revenue was generated from previously developed areas. During 2023, revenue was generated from the sale of carbon. During 2022, mining of remnant refractory ore was undertaken during the third and fourth quarters, with the refractory ore sold to a third party. During 2021, production and revenue was generated from processing of the stockpiled non-refractory ore at the Midas mill and third-party processing of refractory ore in a roaster and autoclave facility, respectively. The gross loss in 2022 and 2021 resulted primarily from inventory write-downs. See Item 1A. Risk Factors - Our profitability could be affected by inflation, including the prices of other commodities" for a discussion of certain risks related to our operations profitability.

We spent $5.9 million on exploration activities and pre-development activities during 2023. Suspension-related costs are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of total cost of sales and other direct production costs and depreciation, depletion and amortization, total production costs per ton and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks for a discussion of certain risks relating to our recent and ongoing analysis of the carrying value of the Nevada assets.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans, while providing a significant benefit to our employees, have historically represented a significant liability to us. During 2023, the funded status of our plans assets increased slightly to $27.5 million at December 31, 2023 from $27.0 million at December 31, 2022. During 2023, we contributed a total of approximately $1.0 million in shares of our common stock to the plans (see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for more information). We do not expect to be required to contribute to our defined benefit plans in 2024, but we may choose to do so. See Note 6 of Notes to Consolidated Financial Statements for more information. We periodically examine the defined benefit pension plans and supplemental excess retirement plan for affordability and competitiveness.

Income and Mining Taxes

Our deferred tax assets and liabilities are measured at the currently enacted tax rates that are expected to apply in years in which they are expected to be paid for or realized. Each reporting period we assess the realizability of our tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future sources of taxable income, carry-forward periods available, the existence of prudent and feasible tax planning strategies and other relevant factors.

Our organizational structure requires us to have two U.S. tax groups that do not consolidate. Hecla Mining Company and subsidiaries (“Hecla U.S. Group”) has a net deferred tax asset of $2.9 million at December 31, 2023 compared to $21.0 million at December 31, 2022. The decrease of $18.1 million is primarily related to utilization of tax loss carryforward and reduction of deferred tax liabilities. In 2021 a release of valuation allowance of $58.4 million was recorded, based on a change in circumstances and weight of applicable evidence reviewed to support a more likely than not conclusion for utilization of the deferred tax assets. We are relying on all available evidence including reversal of deferred taxable temporary differences and a forecast of future taxable income along with a history of positive earnings to support the release.

Klondex Mines Ltd (“Klondex”) is a separate U.S. tax group (“Nevada U.S. Group”) that has a net deferred tax liability of $30.8 million and $30.7 million at December 31, 2023 and 2022, respectively. The increase of $0.1 million is due to the tax liability of indefinite life mineral property.

Our net Canadian deferred tax liability at December 31, 2023 was $74.1 million, a decrease of $21.1 million from the $95.2 million net deferred tax liability at December 31, 2022. The decrease was due to current period activity.

Our Mexican net deferred tax asset at December 31, 2023 remains at zero with no change from December 31, 2022. The valuation allowance increased $13.2 million due to inability to recognize the benefit of tax losses incurred related to exploration activities at our operations in Mexico.

As a result of the Tax Cuts and Jobs Act (“TCJA”) enacted in December 2017, under Internal Revenue Code Section 174, a requirement to capitalize and amortize research and experimental expenditures for tax years beginning after December 31, 2021 is now effective. This modification has not materially impacted us.

As discussed in Note 7 of Notes to Consolidated Financial Statements, our effective tax rate for 2023 was negative 1%, reflecting a tax expense of $1.2 million on pre-tax loss of $83.0 million, compared to 17% for 2022, reflecting a tax benefit of $7.6 million on a pre-tax loss of $44.9 million. We are subject to income taxes in the United States and other foreign jurisdictions. The overall effective tax rate will continue to be dependent upon the geographic distribution of our earnings in different jurisdictions, the U.S. deduction for percentage depletion, fluctuation in foreign currency exchange rates and deferred tax asset valuation allowance changes. As a result, the 2023 effective tax rate could vary significantly from that of 2022. The other relevant provisions of the TCJA that became effective in 2018 consist of global intangible low-taxed income tax and base erosion and anti-abuse tax; however, these provisions have not materially impacted us.

Reconciliation of Total Cost of Sales to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations and for the Company for the years ended December 31, 2023, 2022 and 2021.

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

In thousands (except per ounce amounts)	Year Ended December 31, 2023
	Greens Creek	Lucky Friday(2)	Keno Hill	Corporate and Other(3)	Total Silver
Total cost of sales	$259,895	$84,185	$35,518	$—	$379,598
Depreciation, depletion and amortization	(53,995)	(24,325)	(4,277)	—	(82,597)
Treatment costs	40,987	10,981	1,070	—	53,038
Change in product inventory	(4,266)	(5,164)	—	—	(9,430)
Reclamation and other costs	(748)	(826)	—	—	(1,574)
Exclusion of Lucky Friday cash costs (8)	—	(851)	—	—	(851)
Exclusion of Keno Hill cash costs (6)	—	—	(32,311)	—	(32,311)
Cash Cost, Before By-product Credits (1)	241,873	64,000	—	—	305,873
Reclamation and other costs	2,889	671	—	—	3,560
Sustaining capital	41,935	39,019	—	928	81,882
Exclusion of Lucky Friday sustaining costs (8)	—	(19,702)	—	—	(19,702)
General and administrative	—	—	—	42,722	42,722
AISC, Before By-product Credits (1)	286,697	83,988	—	43,650	414,335
By-product credits:
Zinc	(83,454)	(14,507)	—	—	(97,961)
Gold	(104,507)	—	—	—	(104,507)
Lead	(29,284)	(34,620)	—	—	(63,904)
Exclusion of Lucky Friday by-product credits (8)	—	1,566	—	—	1,566
Total By-product credits	(217,245)	(47,561)	—	—	(264,806)
Cash Cost, After By-product Credits	$24,628	$16,439	$—	$—	$41,067
AISC, After By-product Credits	$69,452	$36,427	$—	$43,650	$149,529
Ounces produced	9,732	3,086			12,818
Exclusion of Lucky Friday ounces produced (8)	—	(103)			(103)
Divided by silver ounces produced	9,732	2,983			12,715
Cash Cost, Before By-product Credits, per Silver Ounce	$24.85	$21.45			$24.06
By-product credits per ounce	(22.32)	(15.94)			(20.83)
Cash Cost, After By-product Credits, per Silver Ounce	$2.53	$5.51			$3.23
AISC, Before By-product Credits, per Silver Ounce	$29.46	$28.15			$32.59
By-product credits per ounce	(22.32)	(15.94)			(20.83)
AISC, After By-product Credits, per Silver Ounce	$7.14	$12.21			$11.76

In thousands (except per ounce amounts)	Year Ended December 31, 2023
	Casa Berardi	Nevada Operations and Other(4)	Total Gold
Total cost of sales	$221,341	$6,339	$227,680
Depreciation, depletion and amortization	(66,037)	(140)	(66,177)
Treatment costs	1,109	—	1,109
Change in product inventory	(2,913)	—	(2,913)
Reclamation and other costs	(871)	—	(871)
Exclusion of Casa Berardi cash costs (3)	(2,851)	—	(2,851)
Exclusion of Nevada Operations and Other costs	—	(6,199)	(6,199)
Cash Cost, Before By-product Credits (1)	149,778	—	149,778
Reclamation and other costs	871	—	871
Sustaining capital	34,971	—	34,971
AISC, Before By-product Credits (1)	185,620	—	185,620
By-product credits:
Silver	(522)	—	(522)
Total By-product credits	(522)	—	(522)
Cash Cost, After By-product Credits	$149,256	$—	$149,256
AISC, After By-product Credits	$185,098	$—	$185,098
Divided by gold ounces produced	90	—	90
Cash Cost, Before By-product Credits, per Gold Ounce	$1,658	$—	$1,658
By-product credits per ounce	(6)	—	(6)
Cash Cost, After By-product Credits, per Gold Ounce	$1,652	$—	$1,652
AISC, Before By-product Credits, per Gold Ounce	$2,054	$—	$2,054
By-product credits per ounce	(6)	—	(6)
AISC, After By-product Credits, per Gold Ounce	$2,048	$—	$2,048

In thousands (except per ounce amounts)	Year Ended December 31, 2023
	Total Silver	Total Gold	Total
Total cost of sales	$379,598	$227,680	$607,278
Depreciation, depletion and amortization	(82,597)	(66,177)	(148,774)
Treatment costs	53,038	1,109	54,147
Change in product inventory	(9,430)	(2,913)	(12,343)
Reclamation and other costs	(1,574)	(871)	(2,445)
Exclusion of Lucky Friday cash costs (8)	(851)	—	(851)
Exclusion of Keno Hill cash costs (6)	(32,311)	—	(32,311)
Exclusion of Casa Berardi cash costs (3)	—	(2,851)	(2,851)
Exclusion of Nevada Operations and Other costs	—	(6,199)	(6,199)
Cash Cost, Before By-product Credits (1)	305,873	149,778	455,651
Reclamation and other costs	3,560	871	4,431
Sustaining capital	81,882	34,971	116,853
Exclusion of Lucky Friday sustaining costs (8)	(19,702)	—	(19,702)
General and administrative	42,722	—	42,722
AISC, Before By-product Credits (1)	414,335	185,620	599,955
By-product credits:
Zinc	(97,961)	—	(97,961)
Gold	(104,507)	—	(104,507)
Lead	(63,904)	—	(63,904)
Silver	—	(522)	(522)
Exclusion of Lucky Friday by-product credits (8)	1,566	—	1,566
Total By-product credits	(264,806)	(522)	(265,328)
Cash Cost, After By-product Credits	$41,067	$149,256	$190,323
AISC, After By-product Credits	$149,529	$185,098	$334,627
Ounces produced	$12,818	$90
Exclusion of Lucky Friday ounces produced (8)	(103)	—
Divided by ounces produced	12,715	90
Cash Cost, Before By-product Credits, per Ounce	$24.06	$1,658
By-product credits per ounce	(20.83)	(6)
Cash Cost, After By-product Credits, per Ounce	$3.23	$1,652
AISC, Before By-product Credits, per Ounce	$32.59	$2,054
By-product credits per ounce	(20.83)	(6)
AISC, After By-product Credits, per Ounce	$11.76	$2,048

In thousands (except per ounce amounts)	Year Ended December 31, 2022
	Greens Creek	Lucky Friday(2)	Corporate and other (3)	Total Silver
Total cost of sales	$232,718	$116,598	$—	$349,316
Depreciation, depletion and amortization	(48,911)	(33,704)	—	(82,615)
Treatment costs	37,836	18,605	—	56,441
Change in product inventory	5,885	2,049	—	7,934
Reclamation and other costs (5)	(1,489)	(1,034)	—	(2,523)
Cash Cost, Before By-product Credits (1)	226,039	102,514	—	328,553
Reclamation and other costs	2,821	1,128	—	3,949
Sustaining capital	40,705	33,306	334	74,345
General and administrative (5)	—	—	43,384	43,384
AISC, Before By-product Credits (1)	269,565	136,948	43,718	450,231
By-product credits:
Zinc	(113,835)	(27,607)		(141,442)
Gold	(75,596)	—		(75,596)
Lead	(29,800)	(52,568)		(82,368)
Total By-product credits	(219,231)	(80,175)	—	(299,406)
Cash Cost, After By-product Credits	$6,808	$22,339	$—	$29,147
AISC, After By-product Credits	$50,334	$56,773	$43,718	$150,825
Divided by silver ounces produced	9,742	4,413		14,155
Cash Cost, Before By-product Credits, per Silver Ounce	$23.20	$23.23		$23.21
By-product credits per ounce	(22.50)	(18.17)		(21.15)
Cash Cost, After By-product Credits, per Silver Ounce	$0.70	$5.06		$2.06
AISC, Before By-product Credits, per Silver Ounce	$27.67	$31.03		$31.81
By-product credits per ounce	(22.50)	(18.17)		(21.15)
AISC, After By-product Credits, per Silver Ounce	$5.17	$12.86		$10.66

In thousands (except per ounce amounts)	Year Ended December 31, 2022
	Casa Berardi(6)	Nevada Operations(4)	Total Gold
Total cost of sales	$248,898	$4,535	$253,433
Depreciation, depletion and amortization	(60,962)	(361)	(61,323)
Treatment costs	1,866	—	1,866
Change in product inventory	186	—	186
Reclamation and other costs (5)	(819)	—	(819)
Exclusion of Nevada Operations and Other costs		(4,174)	(4,174)
Cash Cost, Before By-product Credits (1)	189,169	—	189,169
Reclamation and other costs	819	—	819
Sustaining capital	36,883	—	36,883
AISC, Before By-product Credits (1)	226,871	—	226,871
By-product credits:
Silver	(610)	—	(610)
Total By-product credits	(610)	—	(610)
Cash Cost, After By-product Credits	$188,559	$—	$188,559
AISC, After By-product Credits	$226,261	$—	$226,261
Divided by gold ounces produced	128	—	128
Cash Cost, Before By-product Credits, per Gold Ounce	$1,483	—	$1,483
By-product credits per ounce	(5)	—	(5)
Cash Cost, After By-product Credits, per Gold Ounce	$1,478	$—	$1,478
AISC, Before By-product Credits, per Gold Ounce	$1,778	—	$1,778
By-product credits per ounce	(5)	—	(5)
AISC, After By-product Credits, per Gold Ounce	$1,773	$—	$1,773

In thousands (except per ounce amounts)	Year Ended December 31, 2022
	Total Silver	Total Gold	Total
Total cost of sales	$349,316	$253,433	$602,749
Depreciation, depletion and amortization	(82,615)	(61,323)	(143,938)
Treatment costs	56,441	1,866	58,307
Change in product inventory	7,934	186	8,120
Exclusion of Nevada Operations and Other	—	(4,174)	(4,174)
Reclamation and other costs	(2,523)	(819)	(3,342)
Cash Cost, Before By-product Credits (1)	328,553	189,169	517,722
Reclamation and other costs	3,949	819	4,768
Sustaining capital	74,345	36,883	111,228
General and administrative	43,384	—	43,384
AISC, Before By-product Credits (1)	450,231	226,871	677,102
By-product credits:
Zinc	(141,442)	—	(141,442)
Gold	(75,596)	—	(75,596)
Lead	(82,368)	—	(82,368)
Silver	—	(610)	(610)
Total By-product credits	(299,406)	(610)	(300,016)
Cash Cost, After By-product Credits	$29,147	$188,559	$217,706
AISC, After By-product Credits	$150,825	$226,261	$377,086
Divided by ounces produced	14,155	128
Cash Cost, Before By-product Credits, per Ounce	$23.21	$1,483
By-product credits per ounce	(21.15)	(5)
Cash Cost, After By-product Credits, per Ounce	$2.06	$1,478
AISC, Before By-product Credits, per Ounce	$31.81	$1,778
By-product credits per ounce	(21.15)	(5)
AISC, After By-product Credits, per Ounce	$10.66	$1,773

In thousands (except per ounce amounts)	Year Ended December 31, 2021
	Greens Creek	Lucky Friday(2)	Corporate and other (3)	Total Silver
Total cost of sales	$213,113	$97,538	$247	$310,898
Depreciation, depletion and amortization	(48,710)	(26,846)	(152)	(75,708)
Treatment costs	36,099	16,723	0	52,822
Change in product inventory	80	(406)	—	(326)
Reclamation and other costs	(3,466)	(1,039)	(95)	(4,600)
Cash Cost, Before By-product Credits (1)	197,116	85,970	—	283,086
Reclamation and other costs	3,390	1,056		4,446
Sustaining capital	27,582	26,517	210	54,309
General and administrative (5)	—	—	34,570	34,570
AISC, Before By-product Credits (1)	228,088	113,543	34,780	376,411
By-product credits:
Zinc	(100,214)	(19,479)	—	(119,693)
Gold	(72,011)	—	—	(72,011)
Lead	(30,922)	(42,966)	—	(73,888)
Total By-product credits	(203,147)	(62,445)	—	(265,592)
Cash Cost, After By-product Credits	$(6,031)	$23,525	$—	$17,494
AISC, After By-product Credits	$24,941	$51,098	$34,780	$110,819
Divided by silver ounces produced	9,243	3,564		12,807
Cash Cost, Before By-product Credits, per Silver Ounce	$21.33	$24.12		$22.11
By-product credits per ounce	(21.98)	$(17.52)		(20.74)
Cash Cost, After By-product Credits, per Silver Ounce	$(0.65)	$6.60		$1.37
AISC, Before By-product Credits, per Silver Ounce	$24.68	$31.86		$29.39
By-product credits per ounce	(21.98)	$(17.52)		(20.74)
AISC, After By-product Credits, per Silver Ounce	$2.70	$14.34		$8.65

In thousands (except per ounce amounts)	Year Ended December 31, 2021
	Casa Berardi	Nevada Operations(4)	Total Gold
Total cost of sales	$229,829	$48,945	$278,774
Depreciation, depletion and amortization	(80,744)	(15,341)	(96,085)
Treatment costs	1,513	1,731	3,244
Change in product inventory	2,439	(10,907)	(8,468)
Reclamation and other costs	(841)	300	(541)
Cash Cost, Before By-product Credits (1)	152,196	24,728	176,924
Reclamation and other costs	841	1,008	1,849
Sustaining capital	30,643	511	31,154
AISC, Before By-product Credits (1)	183,680	26,247	209,927
By-product credits:
Silver	(839)	(1,152)	(1,991)
Total By-product credits	(839)	(1,152)	(1,991)
Cash Cost, After By-product Credits	$151,357	$23,576	$174,933
AISC, After By-product Credits	$182,841	$25,095	$207,936
Divided by gold ounces produced	135	21	155
Cash Cost, Before By-product Credits, per Gold Ounce	$1,131	$1,193	$1,140
By-product credits per ounce	(6)	(56)	(13)
Cash Cost, After By-product Credits, per Gold Ounce	$1,125	$1,137	$1,127
AISC, Before By-product Credits, per Gold Ounce	$1,365	$1,267	$1,354
By-product credits per ounce	(6)	(56)	(13)
AISC, After By-product Credits, per Gold Ounce	$1,359	$1,211	$1,341

In thousands (except per ounce amounts)	Year Ended December 31, 2021
	Total Silver	Total Gold	Total
Total cost of sales	$310,898	$278,774	$589,672
Depreciation, depletion and amortization	(75,708)	(96,085)	(171,793)
Treatment costs	52,822	3,244	56,066
Change in product inventory	(326)	(8,468)	(8,794)
Reclamation and other costs	(4,600)	(541)	(5,141)
Cash Cost, Before By-product Credits (1)	283,086	176,924	460,010
Reclamation and other costs	4,446	1,849	6,295
Sustaining capital	54,309	31,154	85,463
General and administrative	34,570	—	34,570
AISC, Before By-product Credits (1)	376,411	209,927	586,338
By-product credits:
Zinc	(119,693)	—	(119,693)
Gold	(72,011)	—	(72,011)
Lead	(73,888)	—	(73,888)
Silver	—	(1,991)	(1,991)
Total By-product credits	(265,592)	(1,991)	(267,583)
Cash Cost, After By-product Credits	$17,494	$174,933	$192,427
AISC, After By-product Credits	$110,819	$207,936	$318,755
Divided by ounces produced	12,807	155
Cash Cost, Before By-product Credits, per Ounce	$22.11	$1,140
By-product credits per ounce	(20.74)	(13)
Cash Cost, After By-product Credits, per Ounce	$1.37	$1,127
AISC, Before By-product Credits, per Ounce	$29.39	$1,354
By-product credits per ounce	(20.74)	(13)
AISC, After By-product Credits, per Ounce	$8.65	$1,341

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

(4)
Other includes $5.3 million of sales and cost of sales for the year ended December 31, 2023 and $0.5 million of sales and cost of sales for the year ended December 31, 2022, related to the environmental services business acquired as part of the Alexco acquisition.

(5)
Prior years presentation has been adjusted to conform with current year presentation to eliminate exploration costs from the calculation of AISC, Before By-product Credits as exploration is an activity directed at the Corporate level to find new mineral reserve and resource deposits, and therefore we believe it is inappropriate to include exploration costs in the calculation of AISC, Before By-product Credits for a specific mining operation.

(6)
Keno Hill is in the production ramp-up phase and $29.8 million of ramp-up costs are excluded from the calculation of total cost of sales, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(7)
Casa Berardi operations were suspended in June 2023 in response to the directive of the Quebec Ministry of Natural Resources and Forests as a result of fires in the region. Suspension costs amounted to $2.2 million for the year ended December 31, 2023, and are excluded from the calculation of total cost of sales, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(8)
Lucky Friday operations were suspended in August 2023 following the underground fire in the #2 shaft secondary egress. The portion of cash costs, sustaining costs, by-product credits, and silver production incurred since the suspension are excluded from the calculation of total cost of sales, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, and AISC, Before By-product Credits, and AISC, After By-product Credits.

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

At December 31, 2023, we had $106.4 million in cash and cash equivalents, of which $7.6 million was held in foreign subsidiaries' local currency that we anticipate utilizing for near-term operating, exploration or capital costs by those foreign subsidiaries. At December 31, 2023, we had utilized $134.9 million drawn on our credit facility with $6.9 million for letters of credit and the remainder as borrowings. We also have USD cash and cash equivalent balances held by our foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. Our liquidity and capital resources are reliant on our revolving credit facility and other financing activities in addition to cash provided by our operations.

Pursuant to our common stock dividend policy described in Note 12 of Notes to Consolidated Financial Statements, our Board of Directors declared and paid dividends on common stock totaling $15.2 million in 2023, $12.4 million in 2022 and $20.1 million in 2021. Our dividend policy has a silver-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. In each of May and September 2021, our Board of Directors approved an increase in our silver-linked dividend policy by $0.01 per year, and in September 2021 also approved a reduction in the minimum realized silver price threshold to $20 from $25 per ounce. We realized silver prices of $22.62, $23.67, $23.71 and $23.47 in the first, second, third and fourth quarters of 2023, respectively, thus satisfying the criterion for the silver-linked dividend component of our common stock dividend policy. As a result, on May 10, 2023, August 8, 2023, November 6, 2023, and February 13, 2024 our Board of Directors declared quarterly cash dividends of $0.00625 per share of common stock, consisting of $0.00375 per share for the minimum dividend component and $0.0025 per share for the silver-linked dividend component of our dividend policy.

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

As discussed in Note 12 of Notes to Consolidated Financial Statements, pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents in “at-the-market” (ATM) offerings. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any sales of shares under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. During March, April and December 2023, we sold 10,645,198 shares under the agreement for proceeds of $56.7 million, net of commissions and fees of approximately $0.9 million. In total since September 2022 through December 31, 2023, we have sold 14,505,397 shares under the agreement for total proceeds of $74.0 million, net of commissions and fees of $1.2 million.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability under our Credit Agreement (refer to Note 9 of Notes to Consolidated Financial Statements), we believe we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes and our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”) issued to Investissement Québec, a financing arm of the Québec government, which have total principal of CAD$48.2 million and bear interest at a rate of 6.515%; principal and interest payments under our Credit Agreement; deferral of revenues, ramp-up and suspension costs at certain of our operations; capital expenditures at our operations; potential acquisitions of other mining companies or properties; regulatory matters; litigation; potential repurchases of our common stock under the program described above; and payment of dividends on common stock, if declared by our board of directors. We currently estimate a range of approximately $190 to $210 million will be spent in 2024 on capital expenditures, primarily for equipment, infrastructure, and development at our mines, before any lease financing. We also estimate exploration and pre-development expenditures will total approximately $32 million in 2024. Our expenditures for these items and our related plans for 2024 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans. See Item 1A. Risk Factors - An extended decline in metals prices, an increase in operating or capital costs, or treatment charges, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations and We have a substantial amount of debt that could impair our financial health and prevent us from fulfilling our obligations under our existing and future indebtedness.

We may defer some capital expenditures and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. We cannot assure you that such financing will be available to us.

Our liquid assets excluding restricted cash and cash equivalents include (in millions):

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents held in U.S. dollars	$98.8	$86.8	$196.2
Cash and cash equivalents held in foreign currency	7.6	17.9	13.8
Total cash and cash equivalents	106.4	104.7	210.0
Marketable equity securities	33.7	24.0	14.4
Total cash, cash equivalents and investments	$140.1	$128.7	$224.4

Cash and cash equivalents increased by $1.7 million in 2023, for the reasons discussed below. Cash and cash equivalents held in foreign currencies represents balances in CAD, and decreased by $10.3 million in 2023 due to a decrease in CAD held at our Canadian operations. The value of current and non-current marketable equity securities increased by $9.7 million.

	Year Ended December 31,
	2023	2022	2021
Cash provided by operating activities (in millions)	$75.5	$89.9	$220.3

Cash provided by operating activities decreased by $14.4 million in 2023 compared to 2022. The decrease was due to lower income, adjusted for non-cash items, further compounded by the negative impact of working capital and other operating asset and liability changes. Income, adjusted for non-cash items, was lower by $4.8 million primarily due to increased loss from operations, which was mainly a result of higher ramp-up and suspension costs associated with continued ramp-up at Keno Hill and suspension of operations at Lucky Friday. Working capital and other operating asset and liability changes resulted in a net cash decrease of $9.6 million in 2023 compared to 2022. Significant variances in working capital changes between 2023 and 2022 resulted from lower cash flows from changes in other current and non-current assets and accrued payroll and related benefits.

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

	Year Ended December 31,
	2023	2022	2021
Cash used in investing activities (in millions)	$(231.3)	$(187.3)	$(107.0)

Capital expenditures, excluding $16.1 million in non-cash finance lease additions, were $223.9 million in 2023, which was $74.5 million higher than 2022. The major components of this increase were from an increase of $30.4 million at Casa Berardi primarily due to purchases of new surface fleet equipment as the mine transitions from an underground to an open pit operation and the construction of tailings storage facilities, an increase of $24.9 million at Keno Hill related to mine development, mobile equipment purchases, crusher modifications and camp upgrades, and an increase of $14.3 million at Lucky Friday as investments were made to support sustained higher throughput and costs were incurred to build the secondary egress following the August 2023 fire. During 2023, we acquired investments in other mining companies and short term investments for a total of $9.0 million.

Capital expenditures, excluding $11.9 million in non-cash finance lease additions, were $149.4 million in 2022, which was $40.3 million higher than 2021. The increase included $19.7 million for Keno Hill following the Alexco acquisition and higher expenditures at Greens Creek and Lucky Friday, partially offset by lower expenditures at Casa Berardi. As a result of the Alexco acquisition, we assumed a cash balance of $9.0 million, net of transaction costs of $5.1 million, however, we had previously advanced $25.0 million to Alexco pre-acquisition, to enable them to fund development of the Keno Hill mining district prior to acquisition closing. During 2022, we acquired investments in other mining companies and short term investments for a total of $32.0 million, and disposed of the short-term investments and a mining company investment, generating total proceeds of $9.4 million.

	Year Ended December 31,
	2023	2022	2021
Cash provided by (used in) financing activities (in millions)	$156.3	$(7.5)	$(32.6)

During 2023, we drew down a cumulative $239 million and repaid a cumulative $111 million on our Credit Agreement. During 2022, we drew down and repaid $25.0 million on our Credit Agreement. We had no borrowings or repayments of debt during 2021. In 2023, 2022 and 2021, we paid total cash dividends on our common and preferred stock of $15.7 million, $12.9 million and $20.7 million, respectively. We made payments on our finance leases of $10.6 million, $7.6 million, and $7.3 million in 2023, 2021, and 2021, respectively. We issued stock under our ATM program described above for net proceeds of $56.7 million and $17.3 million in 2023 and 2022, respectively. We also purchased shares of our common stock for $2.0 million, $3.7 million, and $4.5 million in 2023, 2022, and 2021, respectively, as a result of our employees' election to utilize net share settlement to satisfy their tax withholding obligations related to incentive compensation paid in stock and vesting of restricted stock units. See Note 12 of Notes to Consolidated Financial Statements for more information.

Exchange rate fluctuations between the U.S. dollar and the Canadian dollar and Mexican peso resulted in an increase in our cash balance of $1.1 million, and decreases of $0.3 million and $0.5 million, during 2023, 2022 and 2021, respectively.

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, IQ Notes, revolving credit facility, outstanding purchase orders and certain service contract commitments, and lease arrangements as of December 31, 2023 (in thousands):

	Payments Due By Period
	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Purchase and contractual obligations (1)	$36,488	$—	$—	$—	$36,488
Credit Agreement (2)	128,114	284	—	—	$128,398
Finance lease commitments (3)	11,172	13,501	5,119	—	$29,792
Operating lease commitments (4)	1,290	2,556	2,204	5,566	$11,616
Senior Notes (5)	34,438	68,876	513,741	—	$617,055
IQ Notes (6)	2,376	37,704	—	—	$40,080
Total contractual cash obligations	$213,878	$122,921	$521,064	$5,566	$863,429

(1)
Consists of open purchase orders and commitments of approximately $11.4 million, $8.1 million, $10.7 million, $2.8 million and $3.5 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, Casa Berardi and Nevada Operations, respectively.

(2)
The Credit Agreement provides for a $150 million revolving credit facility. We had net draws of $128 million and $6.9 million in letters of credit outstanding as of December 31, 2023. The amounts in the table above assumes no additional amounts will be drawn in future periods, and includes only the standby fee on the current undrawn balance and accrued interest. For more information on our Credit Agreement, see Note 9 of Notes to Consolidated Financial Statements.

(3)
Includes scheduled finance lease payments of $7.6 million, $6.3 million, $8.2 million, and $7.7 million for equipment at Greens Creek, Lucky Friday, Casa Berardi, and Keno Hill, respectively. For more information, see Note 9 of Notes to Consolidated Financial Statements.

(4)
We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease arrangements. For more information, see Note 9 of Notes to Consolidated Financial Statements.

(5)
On February 19, 2020, we completed an offering of $475 million in aggregate principal amount of our Senior Notes. The Senior Notes bear interest at a rate of 7.25% per year with interest payable on February 15 and August 15 of each year, commencing August 15, 2020. For more information, see Note 9 of Notes to Consolidated Financial Statements.

(6)
On July 9, 2020, we entered into a note purchase agreement pursuant to which we issued our IQ Notes for CAD$50 million (approximately USD$36.8 million at the time of the transaction) in aggregate principal amount. The IQ Notes bear interest on amounts outstanding at a rate of 6.515% per year, payable on January 9 and July 9 of each year, commencing January 9, 2021. For more information, see Note 9 of Notes to Consolidated Financial Statements.

We record liabilities for estimated costs associated with mine closure, reclamation of land and other environmental matters. At December 31, 2023, our liabilities for these matters totaled $120.5 million. Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 5 of Notes to Consolidated Financial Statements and Item 1A. Risk Factors – Our environmental obligations may exceed the provisions we have made. As discussed in Note 16 of Notes to Consolidated Financial Statements, we are involved in various other legal proceedings which may result in obligations in excess of provisions we have made.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants, equipment and mineral interests, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves and resources. As shown above in Item 1. – Business, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand. Investment demand for silver and gold can be influenced by several factors, including: the value of the U.S. dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations. Uncertainty related to (i) the political environment in the U.S., (ii) U.S. and global trading policies (including tariffs), (iii) a global economic recovery, and (iv) recent uncertainty in China, could result in continued investment demand for precious metals. Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication. Consumer demand is driven significantly by demand for jewelry and other retail products. We believe that long-term industrial and economic trends, including demand for metals to decarbonize the economy and urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand for silver and gold and industrial demand for silver. There can be no assurance whether these trends will continue or how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying values because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

Mineral Reserves and Resources

Critical estimates are inherent in the process of determining our reserves and resources. Our reserves and resources are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility, future recoveries, capital expenditures and production costs. See Item 2. – Properties above for the metals price assumptions used in our estimates of reserves and resources as of December 31, 2023, 2022 and 2021. Our assessment of reserves and resources occurs at least annually, and periodically utilizes external audits.

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

Business Combinations

When acquiring a company, we first evaluate whether the transaction should be accounted for as an asset acquisition or a business combination. If substantially all, generally interpreted as greater than 90% of the fair value is attributable to a single asset, the transaction is accounted for as an asset acquisition, and the transaction costs are capitalized. In a business combination, transaction costs are expensed. Regardless of whether we account for an acquisition as an asset acquisition or business combination, we are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The valuation of assets acquired and liabilities assumed requires management to make significant estimates and assumptions, especially with respect to long-lived assets (including resources and exploration targets beyond the known reserve). These estimates include future metals prices and mineral reserves and resources, as discussed above. Management may also be required to make estimates related to the valuation of deferred tax assets or liabilities as part of the purchase price allocation for business combinations. In some cases, we use third-party appraisers to determine the fair values of property and other identifiable assets.

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

New Accounting Pronouncements

Accounting Standards Updates Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden on accounting for contract modifications caused by reference rate reform. In January 2021, ASU 2021-01, Reference Rate Reform (Topic 848): Scope was issued which broadened the scope of ASU 2020-04 to include certain derivative instruments. In December 2022, ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, was issued which deferred the sunset date of ASU 2020-04. The guidance is effective for all entities as of March 12, 2020 through December 31, 2024. The guidance may be adopted over time as reference rate reform activities occur and should be applied on a prospective basis. Certain of our derivative instruments previously referenced London Interbank Offered Rate ("LIBOR") based rates and have been amended to eliminate the LIBOR-based rate references prior to July 1, 2023. There have been no significant impacts to our financial results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates.

Accounting Standards Updates to Become Effective in Future Periods

In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. We do not expect adoption of the new guidance to have a material impact on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures.

Guarantor Subsidiaries

Presented below are Hecla’s condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries of the Senior Notes and IQ Notes (see Note 9 of Notes to Consolidated Financial Statements for more information). As of December 31, 2023, the Guarantors consist of the following Hecla 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Montana, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Mines Management, Inc.; Newhi, Inc.; Montanore Minerals Corp.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; Hecla Juneau Mining Company; Klondex Holdings Inc.; Klondex Gold & Silver Mining Co.; Klondex Midas Holdings Limited; Klondex Aurora Mine Inc.; Klondex Hollister Mine Inc.; Hecla Quebec, Inc.; and Alexco Resource Corp. We completed the offering of the Senior Notes on February 19, 2020 under our shelf registration statement previously filed with the SEC. We issued the IQ Notes in four equal tranches between July and October 2020.

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

Condensed Consolidating Balance Sheets

	As of December 31, 2023
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$89,377	$16,053	$944	$—	$106,374
Other current assets	15,929	127,531	10,428	—	153,888
Properties, plants, equipment and mineral interests - net	642	2,657,261	8,347	—	2,666,250
Intercompany receivable (payable)	(132,464)	(812,078)	589,842	354,700	—
Investments in subsidiaries	2,248,533	—	—	(2,248,533)	—
Other non-current assets	432,468	21,960	29,353	(399,189)	84,592
Total assets	$2,654,485	$2,010,727	$638,914	$(2,293,022)	$3,011,104
Liabilities and Stockholders' Equity
Current liabilities	$50,383	$141,439	$10,128	$(44,490)	$157,460
Long-term debt	636,000	17,063	0	—	653,063
Non-current portion of accrued reclamation	—	108,731	2,066	—	110,797
Non-current deferred tax liability	—	104,835	—	—	104,835
Other non-current liabilities	—	16,845	—	—	16,845
Stockholders' equity	1,968,102	1,621,814	626,720	(2,248,532)	1,968,104
Total liabilities and stockholders' equity	$2,654,485	$2,010,727	$638,914	$(2,293,022)	$3,011,104

Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income

	Year Ended December 31, 2023
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$19,677	$700,550	$—	$—	$720,227
Cost of sales	(3,608)	(454,896)	—	—	(458,504)
Depreciation, depletion, and amortization	—	(148,774)	—	—	(148,774)
General and administrative	(17,222)	(23,767)	(1,733)	—	(42,722)
Exploration and pre-development	(559)	(28,835)	(3,118)	—	(32,512)
Equity in earnings of subsidiaries	(84,847)	—	—	84,847	—
Other income (expense)	(3,228)	(127,326)	(3,349)	13,193	(120,710)
(Loss) income before income and mining taxes	(89,787)	(83,048)	(8,200)	98,040	(82,995)
Benefit (provision) from income and mining taxes	5,570	6,348	53	(13,193)	(1,222)
Net (loss) income	(84,217)	(76,700)	(8,147)	84,847	(84,217)
Preferred stock dividends	(552)	—	—	—	(552)
(Loss) income applicable to common stockholders	(84,769)	(76,700)	(8,147)	84,847	(84,769)
Net (loss) income	(84,217)	(76,700)	(8,147)	84,847	(84,217)
Changes in comprehensive income	3,389	—	—	—	3,389
Comprehensive (loss) income	$(80,828)	$(76,700)	$(8,147)	$84,847	$(80,828)

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our exposure to market risks and risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at December 31, 2023 which are sensitive to changes in commodity prices, foreign exchange rates and interest rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Item 1A. Risk Factors above).

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

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer. Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A. Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us). At December 31, 2023, metals contained in concentrate sales and exposed to future price changes totaled approximately 0.7 million ounces of silver, 3,490 ounces of gold, 0.4 million pounds of zinc, and 12 million pounds of lead. If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $3.8 million. However, as discussed in Commodity-Price Risk Management below, at times, subject to management's discretion, we utilize a program designed and intended to mitigate the risk of price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales. Therefore, the impact of changes in prices on the value of concentrates sold would be substantially offset by a gain or loss on forward contracts to the extent such contracts are utilized.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we are using financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments. The following tables summarize the quantities of metals committed under forward sales contracts at December 31, 2023 and 2022:

December 31, 2023	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2023 settlements	735	3	441	15,542	$24.40	$2,045	$1.51	$1.00
Contracts on forecasted sales
2024 settlements	—	—	—	56,713	N/A	N/A	N/A	$0.98
2025 settlements	—	—	—	49,273	N/A	N/A	N/A	$0.98

December 31, 2022	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2023 settlements	3,124	8	18,629	11,960	$21.55	$1,795	$1.38	$0.98
Contracts on forecasted sales
2023 settlements	—	—	37,533	75,618	N/A	N/A	$1.34	$1.00
2024 settlements	—	—	—	45,856	N/A	N/A	N/A	$0.99

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

At December 31, 2023 and 2022, we recorded the following balances for the fair value of forward contracts held at that time (in millions):

	December 31, 2023			December 31, 2022
Balance sheet line item:	Contracts in an asset position	Contracts in a liability position	Net asset (liability)	Contracts in an asset position	Contracts in a liability position	Net asset (liability)
Other current assets	$3.1	$—	$3.1	$1.2	$—	$1.2
Other non-current assets	$1.5	$—	$1.5	$0.1	$—	$0.1
Current derivatives liability	$—	$(0.1)	$(0.1)	$—	$(12.1)	$(12.1)
Non-current derivatives liability	$—	$—	$—	$—	$(2.5)	$(2.5)

Net realized and unrealized gains of approximately $14.6 million related to the effective portion of the contracts designated as hedges were included in accumulated other comprehensive loss as of December 31, 2023. Realized and unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying forecasted sales transaction is recognized. We estimate approximately $12.6 million in net realized and unrealized gains included in accumulated other comprehensive loss as of December 31, 2023 will be reclassified to current earnings in the next twelve months. The realized gains arose due to cash settlement of zinc and lead contracts in 2023 and zinc contracts in 2022 prior to maturity for cash proceeds of $8.5 million and $17.4 million, respectively. There were no early settlements in 2021. We recognized a net gain of $19.7 million during 2023 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales. The net gain recognized on the contracts offsets loss related to price adjustments on our provisional concentrate sales, both of which resulted from changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

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

Foreign Currency

We operate or have mining interests in Canada, which exposes us to risks associated with fluctuations in the exchange rates between the USD and CAD. We have determined the functional currency for our Canadian operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD to USD are recorded to earnings each period. For the year ended December 31, 2023, we recognized a net foreign exchange loss of $3.8 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at December 31, 2023 would have resulted in a change of approximately $8.9 million in our net foreign exchange gain or loss.

We utilize a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In November 2021, we initiated a similar program related to future development costs denominated in CAD, and have used a similar program, on a limited basis, related to interest payments on our IQ Notes (see Note 9 of Notes to Consolidated Financial Statements). The programs utilize forward contracts to buy CAD. Each contract related to operating costs is designated as a cash flow hedge, while contracts related to development and interest costs have not been designated as hedges as of December 31, 2023. As of December 31, 2023, we have a total of 576 forward contracts outstanding to buy a total of CAD $422.1 million having a notional amount of USD$332.3 million. The CAD contracts that are related to forecasted cash operating costs at Casa Berardi and Keno Hill from 2024-2026 and have CAD-to-USD exchange rates ranging between 1.27670 and 1.36920. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be covered under such programs, and for potential additional programs to manage other foreign currency-related exposure areas. These instruments do, however, expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract exchange rate exceeds the spot exchange rate of a currency and (ii) exchange rate risk to the extent that the spot exchange rate exceeds the contract exchange rate for amounts of our operating costs covered under contract positions.

As of December 31, 2023 and 2022, we recorded the following balances for the fair value of the contracts (in millions):

	December 31,
Balance sheet line item:	2023	2022
Other current assets	$2.7	$1.1
Other non-current assets	$2.0	$0.4
Current derivative liabilities	$(1.1)	$(4.0)
Non-current derivative liabilities	$(0.4)	$(3.6)

Net unrealized gains of approximately $1.3 million related to the effective portion of the hedges were included in accumulated other comprehensive income (loss) as of December 31, 2023. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $0.2 million in net unrealized gains included in accumulated other comprehensive income (loss) as of December 31, 2023 would be reclassified to current earnings in the next twelve months. Net realized losses of approximately $3.6 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the year ended December 31, 2023. Net unrealized gains of approximately $1.2 million related to contracts not designated as hedges and no net unrealized gains or losses related to ineffectiveness of the hedges were included in fair value adjustments, net on our consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2023.

Interest Rates

We have a $150 million credit facility, and amounts drawn on the facility are subject to variable rates of interest based on a spread over the London Interbank Offered Rate or an alternative base rate. Interest rates fluctuate due to economic factors beyond our control. We had $128 million drawn under the facility as of December 31, 2023. Assuming all revolving loans currently available to us were fully drawn, each one percentage point change in interest rates would result in a $2.2 million change in annual cash interest expense on our credit facility. See Note 9 of Notes to Consolidated Financial Statements for more information on our credit facility.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of the end of the reporting period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of December 31, 2023 in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2023, based on these criteria.

Our internal control over financial reporting as of December 31, 2023 has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in the attestation report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hecla Mining Company

Coeur d’Alene, Idaho

Opinion on Internal Control over Financial Reporting

We have audited Hecla Mining Company’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Spokane, Washington

February 15, 2024

Item 9B. Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

In accordance with our restated certificate of incorporation, our board of directors is divided into three classes. The terms of office of the directors in each class expire at different times. The directors are elected for three-year terms. The Effective Dates listed below for each director indicate their current term of office. All officers are elected for a term which ordinarily expires on the date of the meeting of the board of directors immediately following the annual meeting of stockholders. The positions and ages listed below for our current directors and officers are as of the scheduled date of our next annual meeting of stockholders in May 2024. There are no arrangements or understandings between any of the directors or officers and any other person(s) pursuant to which such directors or officers were elected.

	Age at May 17, 2024	Position and Committee Assignments	Effective Dates
Phillips S. Baker, Jr.	64	President and CEO Director (1,6)	5/23 — 5/24 5/23 — 5/26
Russell D. Lawlar	44	Senior Vice President and Chief Financial Officer	5/23 — 5/24
Carlos Aguiar	53	Vice President – Operations	8/23 — 5/24
Michael L. Clary	56	Senior Vice President - Chief Administrative Officer	5/23 — 5/24
Kurt D. Allen	62	Vice President – Exploration	5/23 — 5/24
David C. Sienko	55	Vice President and General Counsel	5/23 — 5/24
Robert D. Brown	55	Vice President – Corporate Development & Sustainability	5/23 — 5/24
Catherine J. Boggs	69	Director (1,2,3,4)	5/21 — 5/24
George R. Johnson	75	Director (4,5)	5/23 — 5/26
Alice Wong	64	Director (2,3,5)	5/22 — 5/25
Stephen F. Ralbovsky	70	Director (2,3,5)	5/21 — 5/24
Charles B. Stanley	65	Director (2,4,5)	5/22 — 5/25

(1)
Member of Executive Committee
(2)
Member of Audit Committee
(3)
Member of Governance and Social Responsibility Committee
(4)
Member of Compensation Committee
(5)
Member of Health, Safety, Environmental and Technical Committee

Phillips S. Baker, Jr., has been our Chief Executive Officer since May 2003 and has served as our President and as a member of the Board of Directors since November 2001. He was elected the Chair of The Silver Institute in August 2023. Mr. Baker served as Chair of the Board for the National Mining Association from 2017 to 2020, and as a director for QEP Resources, Inc. from May 2010 to March 2021. He began his career in the mining industry in 1986 and has been an officer or director of many public companies since 1990.

Russell D. Lawlar was appointed Senior Vice President and Chief Financial Officer in March 2021. He was the Treasurer from February 2018 to March 2021. Mr. Lawlar has held various positions of increasing responsibility since 2010, including being the Controller at the company’s Greens Creek Mine from February 2015 to February 2018.

Carlos Aguiar was appointed Vice President - Operations in August 2023. Prior to that, he served as Vice President – General Manager of the company’s lucky Friday Mine from July 2021 to August 2023 and was Vice President – General Manager, Minera Hecla, at the San Sebastian Mine from April 2016 to June 2021. He was project manager for the San Sebastian milling operation from July 2015 to March 2016. Mr. Aguiar has held a number of positions at the company’s operations in Mexico, Idaho, and Venezuela, including Processing Superintendent at the La Choya mine in Mexico where he first joined Hecla in 1996. He began his career in 1995 as a metallurgist and has over 20 years of experience in engineering and management in the mining industry.

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

Catherine “Cassie” J. Boggs has served as a director since January 2017 and became Chair of the Board in May 2023. Ms. Boggs was the General Counsel at Resource Capital Funds from January 2011 until her retirement in February 2019. She has served as a board member of Capital Limited since September 2021, and as an Intermittent Expert in mining with the US Department of Commerce’s Commercial Law Development Program since November 2019. Ms. Boggs was a board member of Funzeleo from January 2016 to September 2021, as well as briefly serving on the board of U.S. Energy Corp. from June 2019 to December 2019. She is also currently serving as an Adjunct Professor at the University of Denver, Sturm College of Law.

George R. Johnson has served as a director since March 2016. Mr. Johnson was Senior Vice President of Operations of B2Gold Corporation from August 2009 until his retirement in April 2015. He has served on the Board of Directors of B2Gold Corporation since March 2016.

Alice Wong has served as a director since February 2021. Ms. Wong has served as Senior Vice President and Chief Corporate Officer of Cameco Corporation since 2011. She was Cameco’s Vice President of Safety, Health, Environment, Quality and Regulatory Relations from 2008 to 2011, and Vice President of Investor, Corporate and Government Relations from 2005 to 2008. She has been a board member of the Mining Association of Canada since 2016, Canadian Nuclear Association since 2013, and Saskatchewan Mining Association since 2013. She served on the board of Sask Energy Corporation from 2016 to 2023. In 2021 she was was named a Catalyst Honours Champion in recognition of her significant contributions to advancing women and championing inclusion in the workplace and being a role model for inclusive leadership in corporate Canada.

Stephen F. Ralbovsky has served as a director since March 2016. Mr. Ralbovsky has been the founder and principal of Wolf Sky Consulting LLC since June 2014. Prior to that, he was a partner with PricewaterhouseCoopers LLP from February 1987 until his retirement in June 2014, where he concentrated his practice on public companies operating in the mining industry. Mr. Ralbovsky is a part-time Professor of Practice at the University of Arizona’s James E. Rogers College of Law, where he teaches Global Mining Taxation, and is a member of several organizations, including Association of International Certified Professional Accountants, Arizona Society of CPAs, National Mining Association, and Society for Mining, Metallurgy and Exploration.

Charles B. Stanley has served as a director since May 2007. Mr. Stanley has been the Managing Member of Cutthroat Energy, LLC since April 2019. Prior to that, Mr. Stanley was Chief Executive Officer, President, and Director of QEP Resources, Inc. from May 2010 until his retirement in January 2019, and Chairman of QEP's Board of Directors from May 2012 until his retirement in January 2019.

Information with respect to our directors is set forth under the caption “Proposal 1 - Election of Class I Directors” in our proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 17, 2024 (the Proxy Statement), which information is incorporated herein by reference.

Reference is made to the information set forth in the first paragraph under the caption “Report of the Audit Committee,” and under the caption “Corporate Governance,” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Reference is made to the information set forth in the paragraph under the caption “Insider Trading Policy” in the “Compensation and Discussion and Analysis” section of the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Reference is made to the information set forth in the paragraph under the caption “Delinquent Section 16(a) Reports” in the “Other Matters” section of the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Form 10-K - December 31, 2023

Index to Exhibits

1.1

Equity Distribution Agreement, dated as of February 18, 2021, by and among Hecla Mining Company and the sales agents party thereto. Filed as exhibit 1.1 to Registrant’s Current Report on Form 8-K filed on February 18, 2021 (File No. 1-8491) and incorporated herein by reference.

1.2	First Amendment to Equity Distribution Agreement, dated as of February 15, 2024, by and among Hecla Mining Company and the sales agents party thereto. *

2.1(a)

Arrangement Agreement dated as of April 5, 2023, by and among Hecla Mining Company, Alexco Resources Corp. and ATAC Resources Ltd. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on April 6, 2023 (File No. 1-8491) and incorporated herein by reference.

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

4.1(c)

Second Supplemental Indenture, dated as of February 6, 2023, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors hereto, and the Bank of New York Mellon Trust, N.A., as Trustee. Filed as exhibit 4.1(c) to Registrant’s Form 10-Q for the quarter ended March 31, 2023, filed on April 10, 2023 (File No. 1-8491) and incorporated herein by reference.

4.2

Registration Rights Agreement, dated as of October 16, 2023, among Hecla Mining Company, as Issuer, and Hecla Mining Company Retirement Plan Trust, which is the funding vehicle for the Hecla Mining Company Retirement Plan, a tax-qualified employee benefit pension plan sponsored by Hecla Mining Company, and the Lucky Friday Pension Plan Trust, which is the funding vehicle for the Lucky Friday Pension Plan. *

4.3

Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Included as Annex II to Restated Certificate of Incorporation of Registrant filed as exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 (File No. 1-8491) and incorporated herein by reference.

4.4	Form of 7.250% Senior Note due 2028 (included in Exhibit 4.1(b).

4.5	Description of Securities. Filed as exhibit 4.4 to Registrant’s Form 10-K for the year ended December 31, 2022 (File No. 1-8491) and incorporated herein by reference.

10.1

Credit Agreement dated as of July 21, 2022, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company, and Hecla Juneau Mining Company, as the Borrowers, Bank of America, N.A., as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K on July 21, 2022 (File No. 1-8491) and incorporated herein by reference.

10.2

Form of Change of Control Agreement entered into on March 5, 2015, between Registrant and each of Phillips S. Baker, Jr., and David C. Sienko, on February 19, 2016 with Robert D. Brown, on August 5, 2019, on March 1, 2020 with Michael L. Clary, on March 1, 2021 with Russell D. Lawlar, on July 1, 2021 with Kurt Allen, and on August 16, 2023 with Carlos Aguiar. Filed as exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2015 (File No. 1-8491) and incorporated herein by reference. (1)

10.3

Form of Indemnification Agreement dated November 8, 2006, between Registrant and Phillips S. Baker, Jr. Identical Indemnification Agreements were entered into between the Registrant and Charles B. Stanley on May 4, 2007, David C. Sienko on January 29, 2010, Robert D. Brown on January 4, 2016, Stephen F. Ralbovsky and George R. Johnson on March 1, 2016, Catherine J. Boggs on January 1, 2017, Alice Wong on February 26, 2021, Michael L. Clary on March 1, 2020, Russell D. Lawlar on March 1, 2021, Kurt Allen on July 1, 2021, and Carlos Aguiar on August 16, 2023. Filed as exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491) and incorporated herein by reference. (1)

10.4

Hecla Mining Company Key Employee Deferred Compensation Plan (Amended, Restated and Effective May 19, 2021). Filed as Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 5, 2021 (File No 1-8491) and incorporated herein by reference. (1)

10.5

Hecla Mining Company 2010 Stock Incentive Plan (Amended and Restated as of August 21, 2021). Filed as exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2021 (File No. 1-8491) and incorporated herein by reference. (1)

10.6	Hecla Mining Company Short-Term Incentive Plan. Filed as exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2019 (File No. 1-8491) and incorporated herein by reference. (1)

10.7

Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan (as Amended and Restated Effective January 1, 2017). Filed as exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended March 31, 2017 (File No. 8491) and incorporated herein by reference. (1)

10.8(a)

Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan. Filed as exhibit 10.17(a) to Registrant’s Form 10-K for the year ended December 31, 2008 (File No. 1-8491) and incorporated herein by reference. (1)

10.8(b)

Hecla Mining Company Post-2004 Supplemental Excess Retirement Plan Master Plan Document, effective January 1, 2019. Filed as exhibit 10.8(a) to Registrant’s Form 10-K for the year ended December 31, 2021 (File No. 1-8491) and incorporated herein by reference. (1)

10.8(c)

Hecla Mining Company Pre-2005 Supplemental Excess Retirement Plan Master Plan Document, effective January 1, 2019. Filed as exhibit 10.8(b) to Registrant’s Form 10-K for the year ended December 31, 2021 (File No. 1-8491) and incorporated herein by reference. (1)

10.9

Hecla Mining Company Nonqualified Plans Master Trust Agreement. Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)

10.10

Hecla Mining Company Stock Plan for Nonemployee Directors, as amended. Filed as exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2017 (File No. 1-8491) and incorporated herein by reference. (1)

19	Hecla Mining Company Policy on Insider Trading. *

21	List of subsidiaries of Registrant. *

23.1	Consent of BDO USA, P.C. *

23.2	Consent of Qualified Person for Technical Report Summary of Greens Creek Mine. *

23.3	Consent of Qualified Person for Technical Report Summary of Lucky Friday Mine. *

23.4	Consent of Qualified Person for Technical Report Summary of Casa Berardi Mine. *

23.5	Consent of Qualified Person for Technical Report Summary of Casa Berardi Mine. *

23.6	Consent of Qualified Person for Technical Report Summary of Keno Hill Mine. *

23.7	Consent of Qualified Person for Technical Report Summary of Keno Hill Mine. *

23.8	Consent of Qualified Person for Technical Report Summary of Keno Hill Mine. *

23.9	Consent of Qualified Person for Technical Report Summary of Keno Hill Mine. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. *

96.1

Technical Report Summary on the Greens Creek Mine, Alaska, U.S.A. Filed as exhibit 96.1 to Registrant’s Form 10-K for the year ended December 31, 2021 (File No. 1-8491) and incorporated herein by reference.

96.2

Technical Report Summary on the Lucky Friday Mine, Idaho, U.S.A. Filed as exhibit 96.2 to Registrant’s Form 10-K for the year ended December 31, 2021 (File No. 1-8491) and incorporated herein by reference.

96.3	Technical Report Summary on the Casa Berardi Mine, Northwestern Québec, Canada. *

96.4	Technical Report Summary of the Keno Hill Mine, Yukon Territory, Canada. *

97	Hecla Mining Company Incentive-Based Compensation Recovery Policy. *

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. **

101.SCH	Inline XBRL Taxonomy Extension Schema. Embedded Linkbase Documents.

104	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

HECLA MINING COMPANY

By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President, Chief Executive Officer and Director

Date:	February 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phillips S. Baker, Jr.	February 15, 2024	/s/ Catherine J. Boggs	February 15, 2024
Phillips S. Baker, Jr. President, Chief Executive Officer and Director (principal executive officer)	Date	Catherine J. Boggs Director	Date

/s/ Russell D. Lawlar	February 15, 2024	/s/ Charles B. Stanley	February 15, 2024
Russell D. Lawlar Senior Vice President, Chief Financial Officer (principal financial and accounting officer)	Date	Charles B. Stanley Director	Date

/s/ Stephen F. Ralbovsky	February 15, 2024	/s/ Alice Wong	February 15, 2024
Stephen F. Ralbovsky Director	Date	Alice Wong Director	Date

/s/ George R. Johnson	February 15, 2024
George R. Johnson Director	Date

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hecla Mining Company

Coeur d’Alene, Idaho

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hecla Mining Company (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Mineral Resources and Long-Lived Assets – Nevada Operations

As disclosed by management and described in Note 2 to the consolidated financial statements, mineral resources are a key component in the valuation of properties, plants, equipment, and mineral interests. Management reviews and evaluates the net carrying value of all facilities, including idle facilities, upon the occurrence of events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. Tests for recoverability of the property is based on the estimated undiscounted future cash flows that will be generated from operations.

We identified the assessment of the recoverability of the Company’s mineral resources, properties and facilities at the Nevada Operations as a critical audit matter, specifically certain assumptions used in the underlying future cash flows. These assumptions include metals prices and market values of mineral interest. Auditing these assumptions involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address this matter. The audit effort also involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:

•
Utilizing personnel with specialized knowledge and skill to assist in assessing the reasonableness of management’s assumptions underlying the market values of mineral interest.
•
Assessing the reasonableness of management’s assumptions for metals prices underlying estimates of future cash flows and market value of minerals in the carrying value models by comparing to historical trends and agreeing to underlying market data from third-party sources.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2001.

Spokane, Washington

February 15, 2024

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021

Sales	$720,227	$718,905	$807,473
Cost of sales and other direct production costs	458,504	458,811	417,879
Depreciation, depletion and amortization	148,774	143,938	171,793
Total cost of sales	607,278	602,749	589,672
Gross profit	112,949	116,156	217,801
Other operating expenses:
General and administrative	42,722	43,384	34,570
Exploration and pre-development	32,512	46,041	47,901
Provision for closed operations and environmental matters	7,575	8,793	14,571
Ramp-up and suspension costs	76,252	24,114	23,012
Other operating (income) expense, net	(1,438)	6,262	14,327
Total other operating expenses	157,623	128,594	134,381
(Loss) income from operations	(44,674)	(12,438)	83,420
Other expense:
Fair value adjustments, net	2,925	(4,723)	(35,792)
Foreign exchange (loss) gain, net	(3,810)	7,211	417
Other net income (expense)	5,883	7,829	(574)
Interest expense	(43,319)	(42,793)	(41,945)
Total other expense:	(38,321)	(32,476)	(77,894)
(Loss) income before income and mining taxes	(82,995)	(44,914)	5,526
Income and mining tax (provision) benefit	(1,222)	7,566	29,569
Net (loss) income	(84,217)	(37,348)	35,095
Preferred stock dividends	(552)	(552)	(552)
Net (loss) income applicable to common stockholders	$(84,769)	$(37,900)	$34,543

Comprehensive (loss) income:
Net (loss) income	$(84,217)	$(37,348)	$35,095
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain and amortization of prior service on pension plans	(1,157)	17,067	16,740
Unrealized gain (loss) on derivative contracts designated as hedge transactions	4,546	13,837	(12,307)
Total change in accumulated other comprehensive income (loss), net	$3,389	$30,904	$4,433
Comprehensive (loss) income	$(80,828)	$(6,444)	$39,528
Basic (loss) income per common share after preferred dividends	$(0.14)	$(0.07)	$0.06
Diluted (loss) income per common share after preferred dividends	$(0.14)	$(0.07)	$0.06
Weighted average number of common shares outstanding – basic	605,668	557,344	536,192
Weighted average number of common shares outstanding – diluted	605,668	557,344	542,176

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022	2021

Operating activities:
Net (loss) income	$(84,217)	$(37,348)	$35,095
Non-cash elements included in net (loss) income:
Depreciation, depletion and amortization	163,672	145,147	172,651
Fair value adjustments, net	(2,925)	24,182	15,040
Inventory adjustments	20,819	2,646	6,524
Provision for reclamation and closure costs	9,658	9,572	11,514
Deferred income taxes	(6,115)	(25,546)	(48,049)
Stock-based compensation	6,598	6,012	6,082
Foreign exchange loss (gain)	3,810	(9,210)	(79)
Other non-cash items	3,094	3,736	2,663
Changes in assets and liabilities:
Accounts receivable	25,133	8,669	(5,405)
Inventories	(24,035)	(18,230)	16,919
Other current and non-current assets	(32,456)	(12,388)	(1,678)
Accounts payable and accrued liabilities	598	(24,981)	(795)
Accrued payroll and related benefits	(4,982)	13,732	1,270
Accrued taxes	(571)	(7,927)	6,457
Accrued reclamation and closure costs and other non-current liabilities	(2,582)	11,824	2,128
Net cash provided by operating activities	75,499	89,890	220,337
Investing activities:
Additions to properties, plants, equipment and mineral interests	(223,887)	(149,378)	(109,048)
Pre-acquisition advance to Alexco	—	(25,000)	—
Acquisition, net	228	8,953	—
Purchase of carbon credits	—	—	(869)
Proceeds from sale or exchange of investments	—	9,375	1,811
Proceeds from disposition of properties, plants, equipment and mineral interests	1,329	748	1,077
Purchases of investments	(8,962)	(31,971)	—
Net cash used in investing activities	(231,292)	(187,273)	(107,029)
Financing activities:
Proceeds from issuance of common stock, net of offering costs	56,684	17,278	—
Dividends paid to common and preferred stockholders	(15,713)	(12,932)	(20,672)
Acquisition of treasury shares from employee equity awards	(2,036)	(3,677)	(4,525)
Borrowings of debt	239,000	25,000	—
Repayments of debt	(111,000)	(25,000)	—
Repayments of finance leases	(10,605)	(7,633)	(7,285)
Other	—	(536)	(116)
Net cash provided by (used in) financing activities	156,330	(7,500)	(32,598)
Effect of exchange rates on cash	1,095	(273)	(530)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	1,632	(105,156)	80,180
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	105,907	211,063	130,883
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$107,539	$105,907	$211,063
Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$37,744	$37,200	$37,565
Income and mining taxes, net of refunds	$8,907	$14,405	$12,105
Non-cash investing and financing activities:
Addition of finance lease obligations	$16,116	$11,887	$4,870
Recognition of operating lease liabilities and right-of-use assets	$203	$6,842	$4,874
Common stock contributed to pension plans	$1,035	$9,740	$22,250
Common stock issued for 401(k) match	$4,608	$4,470	$4,339
Common stock issued to ATAC Resources Ltd. stockholders	$18,789	$—	$—
Common stock issued to Alexco Resource Corp. stockholders	$—	$68,733	$—
Common stock issued to settle acquired silver stream	$—	$135,000	$—
Equity securities received from exchange of investments	$—	$—	$3,626

See Notes 4 and 11 for additional non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$106,374	$104,743
Accounts receivable:
Trade	14,740	45,146
Other, net	18,376	10,695
Inventories:
Product inventories	28,823	37,303
Materials and supplies	64,824	53,369
Other current assets	27,125	16,471
Total current assets	260,262	267,727
Investments	33,724	24,018
Restricted cash and cash equivalents	1,165	1,164
Properties, plants, equipment and mineral interests, net	2,666,250	2,569,790
Operating lease right-of-use assets	8,349	11,064
Deferred tax assets	2,883	21,105
Other non-current assets	38,471	32,304
Total assets	$3,011,104	$2,927,172
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$81,737	$84,747
Accrued payroll and related benefits	28,240	37,579
Accrued taxes	3,501	4,030
Finance leases	9,752	9,483
Accrued reclamation and closure costs	9,660	8,591
Accrued interest	14,405	14,454
Derivative liabilities	1,144	16,125
Other current liabilities	9,021	3,457
Total current liabilities	157,460	178,466
Accrued reclamation and closure costs	110,797	108,408
Long-term debt including finance leases	653,063	517,742
Deferred tax liability	104,835	125,846
Derivatives liabilities	364	6,066
Other non-current liabilities	16,481	11,677
Total liabilities	1,043,000	948,205
Commitments and contingencies (Notes 5, 6, 9, 10, 14 and 15)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 2023 and 2022 - 157,776 shares issued and outstanding, liquidation preference — $7,889	39	39
Common stock, $0.25 par value, authorized 750,000,000 shares; issued 2023 — 624,647,379 shares and 2022 — 607,619,495 shares	156,076	151,819
Capital surplus	2,343,747	2,260,290
Accumulated deficit	(503,861)	(403,931)
Accumulated other comprehensive income (loss), net	5,837	2,448
Less treasury stock, at cost; 2023 — 8,535,161 and 2022 — 8,132,553 shares issued and held in treasury	(33,734)	(31,698)
Total stockholders’ equity	1,968,104	1,978,967
Total liabilities and stockholders’ equity	$3,011,104	$2,927,172

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2023, 2022 and 2021

(Dollars in thousands)

	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total

Balances, January 1, 2021	$39	$134,629	$2,003,576	$(368,074)	$(32,889)	$(23,496)	$1,713,785
Net income	—	—	—	35,095	—	—	35,095
Stock issued to directors (207,000 shares)	—	52	1,792	—	—	—	1,844
Stock issued for 401(k) match (685,000 shares)	—	172	4,167	—	—	—	4,339
Restricted stock units granted	—	—	4,238	—	—	—	4,238
Stock-based compensation units distributed (1,653,000 shares)	—	413	(413)	—	—	(4,525)	(4,525)
Common stock ($0.0375 per share) and Series B Preferred stock ($2.63 per share) dividends declared	—	—	—	(20,672)	—	—	(20,672)
Common stock issued to pension plans (4,500,000 shares)	—	1,125	21,125	—	—	—	22,250
Other comprehensive income	—	—	—	—	4,433	—	4,433
Balances, December 31, 2021	39	136,391	2,034,485	(353,651)	(28,456)	(28,021)	1,760,787
Net loss	—	—	—	(37,348)	—	—	(37,348)
Stock issued to directors (68,816 shares)	—	25	392	—	—	—	417
Stock issued for 401(k) match (978,964 shares)	—	245	4,225	—	—	—	4,470
Restricted stock units granted	—	—	5,595	—	—	—	5,595
Stock-based compensation units distributed (2,192,795 shares)	—	447	(447)	—	—	(3,677)	(3,677)
Common stock ($0.0375 per share) and Series B Preferred stock ($2.63 per share) dividends declared	—	—	—	(12,932)	—	—	(12,932)
Common stock issued to pension plans (2,190,000 shares)	—	548	9,192	—	—	—	9,740
Common stock issued to Alexco Resource Corp. stockholders (17,992,875 shares)	—	4,498	64,235	—	—	—	68,733
Common stock issued to settle the acquired silver stream (34,800,990 shares)	—	8,700	126,300	—	—	—	135,000
Common stock issued upon conversion of 40 Series B Preferred stock (128 shares)	—	—	—	—	—	—	—
Common stock issued under ATM program (3,860,199 shares)	—	965	16,313	—	—	—	17,278
Other comprehensive income	—	—	—	—	30,904	—	30,904
Balances, December 31, 2022	39	151,819	2,260,290	(403,931)	2,448	(31,698)	1,978,967
Net loss	—	—	—	(84,217)	—	—	(84,217)
Stock issued to directors (125,063 shares)	—	31	645	—	—	—	676
Stock issued for 401(k) match (898,894 shares)	—	225	4,383	—	—	—	4,608
Restricted stock units granted	—	—	5,922	—	—	—	5,922
Incentive compensation distributed (1,432,323 shares)	—	359	(359)	—	—	(2,036)	(2,036)
Common stock ($0.0375 per share) and Series B Preferred stock ($2.63 per share) dividends declared	—	—	—	(15,713)	—	—	(15,713)
Common stock issued to pension plans (249,500 shares)	—	62	973	—	—	—	1,035
Common stock issued to ATAC Resources Ltd. shareholders (3,676,904 shares)	—	919	17,870	—	—	—	18,789
Common stock issued under ATM program (10,645,198 shares)	—	2,661	54,023	—	—	—	56,684
Other comprehensive income	—	—	—	—	3,389	—	3,389
Balances, December 31, 2023	$39	$156,076	$2,343,747	$(503,861)	$5,837	$(33,734)	$1,968,104
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

Note 2: Summary of Significant Accounting Policies

A. Principles of Consolidation, Basis of Presentation and Other Information — Our Consolidated Financial Statements have been prepared in accordance with GAAP, and include our accounts and our wholly-owned subsidiaries’ accounts. All inter-company balances and transactions have been eliminated in consolidation. Equity method accounting is applied for our investment in Cascadia, over which the Company does not have control, but does have significant influence over the activities that most significantly impact the investments operations and financial performance.

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

C. Cash and Cash Equivalents — Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and are carried at fair value. Cash and cash equivalents are invested in money market funds, certificates of deposit, U.S. government and federal agency securities, municipal securities and corporate bonds. At certain times, amounts on deposit may exceed federal deposit insurance limits.

D. Investments — We determine the appropriate classification of our investments at the time of purchase and re-evaluate such determinations at each reporting date. Currently all our investments are comprised of marketable equity securities and are carried at fair value or accounted for under the equity method. Marketable securities we anticipate selling within the next twelve months are included in other current assets. Gains and losses on the sale of securities are recognized on a specific identification basis. Gains and losses are included as a component of a separate line item, “fair value adjustments, net,” on our consolidated statements of operations and comprehensive (loss) income.

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

F. Restricted Cash and Cash Equivalents — Restricted cash and cash equivalents primarily represent investments in certificates of deposit and bonds of U.S. government agencies and are restricted primarily for reclamation funding or surety bonds. Restricted cash and cash equivalents balances are carried at fair value. Non-current restricted cash and cash equivalents is reported in a separate line on the consolidated balance sheets and totaled $1.2 million at December 31, 2023 and 2022, respectively.

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

The costs of removing overburden and waste materials to access the ore body at an open-pit mine prior to the production stage are referred to as “pre-stripping costs.” Pre-stripping costs are capitalized during the development stage. Where multiple open pits exist at an operation utilizing common facilities, pre-stripping costs are capitalized at each pit. The production stage of a mine commences when saleable materials, beyond a de minimis amount, are produced. Stripping costs incurred during the production stage are treated as variable production costs included as a component of inventory, to be recognized in cost of sales and other direct production costs in the same period as the revenue from the sale of inventory. When stripping costs incurred during the production phase result in the construction of an asset with an alternative use, such as a tailings storage facility, a portion of those stripping costs are capitalized.

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

Drilling and related costs of approximately $17.6 million, $11.2 million, and $5.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, met our criteria for capitalization listed above at our production stage properties.

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

L. Income and Mining Taxes — We provide for federal, state and foreign income taxes currently payable, as well as those deferred, due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal, state and foreign tax benefits are recorded as a reduction of income taxes, when applicable. We record deferred tax assets and liabilities for expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

P. Risk Management Contracts — We use derivative financial instruments as part of an overall risk-management strategy as a means of managing exposure to changes in metals prices and exchange rate fluctuations between the USD and CAD. We do not hold or issue derivative financial instruments for speculative trading purposes. We measure derivative contracts as assets or liabilities based on their fair value. Amounts recognized for the fair value of derivative asset and liability positions with the same counterparty and which would be settled on a net basis are offset against each other on our consolidated balance sheets. Gains or losses resulting from changes in the fair value of derivatives in each period are recorded either in current earnings or other comprehensive income (“OCI”), depending on the use of the derivative, whether it qualifies for hedge accounting and whether that hedge is effective. Amounts deferred in OCI are reclassified to sales of products (for metals price-related contracts) or cost of sales (for foreign currency-related contracts). Ineffective portions of any change in fair value of a derivative are recorded in current period other operating income (expense). For derivatives qualifying as hedges, when the hedged items are sold, extinguished or terminated, or it is determined the hedged transactions are no longer likely to occur, gains or losses on the derivatives are reclassified from OCI to current earnings. As of December 31, 2023 and 2022, our foreign currency-related forward contracts qualified for hedge accounting, with unrealized gains and loss related to the effective portion of the contracts included in OCI. Our base metals price-related forward contracts were designated as hedges effective November 1, 2021. Prior to November 1, 2021 our metals price-related forward contracts and put option contracts did not qualify for hedge accounting and all unrealized gains and losses were therefore reported in earnings.

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

S. Comprehensive Income (Loss) — In addition to net income (loss), comprehensive income (loss) includes certain changes in equity during a period, such as adjustments to minimum pension liabilities, adjustments to recognize the over-funded or under-funded status of our defined benefit pension plans, and the change in fair value of derivative contracts designated as hedge transactions, net of tax, if applicable.

T. New Accounting Pronouncements —

Accounting Standards Updates Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden on accounting for contract modifications caused by reference rate reform. In January 2021, ASU 2021-01, Reference Rate Reform (Topic 848): Scope was issued which broadened the scope of ASU 2020-04 to include certain derivative instruments. In December 2022, ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, was issued which deferred the sunset date of ASU 2020-04. The guidance is effective for all entities as of March 12, 2020 through December 31, 2024. The guidance may be adopted over time as reference rate reform activities occur and should be applied on a prospective basis. Certain of our derivative instruments previously referenced London Interbank Offered Rate ("LIBOR") based rates and have been amended to eliminate the LIBOR-based rate references prior to July 1, 2023. There have been no significant impacts to our financial results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates.

Accounting Standards Updates to Become Effective in Future Periods

In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. We do not expect adoption of the new guidance to have a material impact on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures.

Note 3: Investments

At December 31, 2023 and 2022, the fair value of our non-current investments was $33.7 million and $24.0 million, respectively. Our non-current investments consist of marketable equity securities which are carried at fair value and our investment in Cascadia which was acquired as part of the acquisition of ATAC and accounted for under the equity method. We recognized $0.3 million in equity losses of Cascadia since the acquisition which is included in the line item "Other net expenses" in our Consolidated Statement of Operations and Comprehensive (Loss) Income. We acquired marketable equity securities having a cost basis of $9.0 million and $32.0 million in 2023 and 2022, respectively. During 2023, 2022 and 2021, we recognized $0.2 million, $5.6 million and $4.3 million in net unrealized losses, respectively, in current earnings.

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

The tables below present information about our reportable segments as of and for the years ended December 31, 2023, 2022 and 2021 (in thousands).

	2023	2022	2021
Net sales to unaffiliated customers:
Greens Creek	$384,504	$335,062	$384,843
Lucky Friday	116,284	147,814	131,488
Keno Hill	35,518	—	—
Casa Berardi	177,678	235,136	245,152
Nevada Operations	960	419	45,814
Other	5,283	474	176
Total sales to unaffiliated customers	$720,227	$718,905	$807,473
Income (loss) from operations:
Greens Creek	$113,551	$87,297	$164,666
Lucky Friday	4,811	27,636	31,683
Keno Hill	(35,344)	(4,249)	—
Casa Berardi	(56,683)	(21,799)	5,807
Nevada Operations	(23,724)	(38,134)	(46,115)
Other	(47,285)	(63,189)	(72,621)
Total (loss) income from operations	$(44,674)	$(12,438)	$83,420
Capital additions (excluding non-cash items):
Greens Creek	$43,542	$36,898	$23,883
Lucky Friday	65,337	50,992	29,885
Keno Hill	44,672	19,725	—
Casa Berardi	70,056	39,667	49,617
Nevada Operations	218	333	5,470
Other	62	1,763	193
Total capital additions	$223,887	$149,378	$109,048

Depreciation, depletion and amortization:
Greens Creek	$53,995	$48,911	48,710
Lucky Friday	24,325	33,704	26,846
Keno Hill	4,277	—	—
Casa Berardi	66,037	60,962	80,744
Nevada Operations	140	361	15,341
Other	—	—	152
Total depreciation, depletion and amortization	$148,774	$143,938	$171,793
Other significant non-cash items:
Greens Creek	$11,098	$2,821	$3,653
Lucky Friday	(916)	1,138	1,048
Keno Hill	376	1,669	—
Casa Berardi	13,378	1,520	1,284
Nevada Operations	2,086	4,384	7,740
Other	16,908	(816)	(20,030)
Total other significant non-cash items	$42,930	$10,716	$(6,305)
Identifiable assets:
Greens Creek	$569,369	$582,687	$589,944
Lucky Friday	578,110	571,510	516,545
Keno Hill	362,986	276,096	—
Casa Berardi	683,035	681,631	701,868
Nevada Operations	460,967	466,722	468,985
Other	356,637	348,526	451,466
Total identifiable assets	$3,011,104	$2,927,172	$2,728,808

The following are our long-lived assets by geographic area as of December 31, 2023 and 2022 (in thousands):

	2023	2022
United States	$1,698,285	$1,670,676
Canada	960,109	891,375
Mexico	7,856	7,739
Total long-lived assets	$2,666,250	$2,569,790

Our sales for 2023 are primarily comprised of metal sales and $5.3 million of revenue from our Yukon environmental remediation services.

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

For concentrate sales, which we currently have at Greens Creek, Lucky Friday, and Keno Hill, the performance obligation is met, the transaction price can be reasonably estimated, and revenue is recognized generally at the time of shipment. Concentrates sold at Lucky Friday typically leave the mine and are received by the customer within the same day. However, there is a period of time between shipment of concentrates from Greens Creek and Keno Hill and their physical receipt by the customer, and judgment is required in determining when control has been transferred to the customer and the performance obligation has been met for those shipments. We have determined control is met, title is transferred and the performance obligation is met upon shipment of concentrate parcels from Greens Creek and Keno Hill because, at that time, 1) legal title is transferred to the customer, 2) the customer has accepted the parcel and obtained the ability to realize all of the benefits from the product, 3) the concentrate content specifications are known, have been communicated to the customer, and the customer has the significant risks and rewards of ownership of it, 4) it is very unlikely a concentrate parcel from Greens Creek will be rejected by a customer upon physical receipt, and 5) we have the right to payment for the parcel.

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

The consideration we receive for our concentrate sales fluctuates due to changes in metals prices between the time of shipment and final settlement with the customer. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement with the customer. Also, it is unlikely a significant reversal of revenue for any one concentrate parcel will occur. As such, we use the expected value method to price the parcels until the final settlement date occurs, at which time the final transaction price is known. At December 31, 2023, metals contained in concentrate sales and exposed to future price changes totaled 0.7 million ounces of silver, 3,490 ounces of gold, 0.4 million pounds of zinc, and 12 million pounds of lead. However, as discussed in Note 10, we seek to mitigate the risk of price adjustments by using financially-settled forward contracts for some of our sales.

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

Sales of metal concentrates and metal products are made principally to custom smelters, third-party processors and metal traders. The percentage of metal sales contributed by each segment is reflected in the following table:

	Year Ended December 31,
	2023	2022	2021
Greens Creek	53.7%	46.6%	47.6%
Lucky Friday	16.3%	20.6%	16.3%
Keno Hill	5.0%	—	0.0%
Casa Berardi	24.9%	32.7%	30.4%
Nevada Operations	0.1%	0.1%	5.7%
Other	—	—	—
	100%	100%	100%

Total sales for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Silver	$302,284	$265,054	$293,646
Gold	274,613	298,910	362,037
Lead	72,726	83,384	75,431
Zinc	116,230	123,057	125,292
Less: Smelter and refining charges	(50,909)	(51,973)	(48,933)
Total metal sales	714,944	718,432	807,473
Environmental remediation services	5,283	473	—
Total sales	$720,227	$718,905	$807,473

The following is metal sales information by geographic area based on the location of smelters and metal traders (for concentrate shipments) and the location of parent companies (for doré sales to metal traders) for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
United States	$36,307	$21,938	$71,278
Canada	375,092	406,600	419,090
Japan	52,744	51,375	63,588
Korea	127,590	107,828	203,115
China	103,534	136,514	50,945
Total, excluding gains/losses on forward contracts	$695,267	$724,255	$808,016

Metal sales by significant product type for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Doré and metals from doré	$211,321	$255,608	$313,337
Carbon	4,333	2,607	4,117
Silver concentrate	356,941	329,165	345,732
Zinc concentrate	80,274	109,177	112,448
Precious metals concentrate	42,398	27,698	32,382
Total, excluding gains/losses on forward contracts	$695,267	$724,255	$808,016

Metal sales for 2023, 2022 and 2021 included net gains of $19.7 million and net losses of $5.8 million, and $0.5 million, respectively, on derivative contracts for silver, gold, lead and zinc contained in our sales. See Note 10 for more information.

Metal sales from continuing operations to significant metals customers as a percentage of total sales were as follows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Customer A	24.2%	35.4%	37.2%
Customer B	11.8%	23.9%	21.5%
Customer C	15.5%	11.3%	21.6%
Customer D	15.8%	3.5%	6.2%

Our trade accounts receivable balance related to contracts with customers was $14.7 million and $45.1 million at December 31, 2023 and 2022, respectively, and included no allowance for credit losses. Trade accounts receivable balances with significant metals customers as of December 31, 2023 and 2022 were as follows.

	2023	2022
Customer B	22.2%	57.5%
Customer D	34.8%	—
Customer E	24.2%	3.2%
Customer F	—	15.9%
Customer G	—	11.8%

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

We do not incur significant costs to obtain contracts, nor costs to fulfill contracts which are not addressed by other accounting standards. Therefore, we have not recognized an asset for such costs as of December 31, 2023 and 2022.

Note 5: Environmental and Reclamation Activities

The liabilities accrued for our reclamation and closure costs at December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Operating properties:
Greens Creek	$39,893	$37,212
Lucky Friday	12,022	13,343
Keno Hill	3,360	4,514
Casa Berardi	11,157	11,352
Non-operating properties:
Nevada Operations	30,539	28,171
San Sebastian	2,061	1,989
Troy mine	5,238	6,980
Johnny M	10,148	8,961
All other sites	6,039	4,477
Total	120,457	116,999
Reclamation and closure costs, current	(9,660)	(8,591)
Reclamation and closure costs, long-term	$110,797	$108,408

The activity in our accrued reclamation and closure cost liability for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

Balance at January 31, 2021	$116,048
Accruals for estimated costs	4,952
Accretion expense	6,454
Revision of estimated cash flows due to changes in reclamation plans	(8,781)
Payment of reclamation obligations	(5,442)
Balance at December 31, 2021	113,231
Accruals for estimated costs	2,874
Accretion expense	5,995
Revision of estimated cash flows due to changes in reclamation plans	452
Payment of reclamation obligations	(5,553)
Balance at December 31, 2022	116,999
Accruals for estimated costs	2,952
Accretion expense	7,740
Revision of estimated cash flows due to changes in reclamation plans	(29)
Payment of reclamation obligations	(7,205)
Balance at December 31, 2023	$120,457

Asset Retirement Obligations

Below is a reconciliation as of December 31, 2023 and 2022 (in thousands) of the asset retirement obligations (“ARO”) which are included in our total accrued reclamation and closure costs of $120.5 million and $117.0 million, respectively, discussed above. The estimated reclamation and closure costs were discounted using credit adjusted, risk-free interest rates ranging from 5.75% to 14.5% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

	2023	2022
Balance January 1	$96,620	$95,033
Changes in obligations due to changes in reclamation plans	(29)	452
Accretion expense	7,740	5,995
Payment of reclamation obligations	(5,264)	(4,860)
Balance at December 31	$99,067	$96,620

Payments for reclamation obligations were incurred at Lucky Friday, Greens Creek, Keno Hill and our former Mexico operation San Sebastian.

The AROs related to the changes described above were discounted using a credit adjusted, risk-free interest rate of between 2.75% and 7.5% and inflation rates ranging from 2% to 4%.

Note 6: Employee Benefit Plans

Pensions and Other Post-retirement Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees and a Supplemental Excess Retirement Plan (“SERP”) covering certain eligible employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2023, and the funded status as of December 31, 2023 and 2022 (in thousands):

	Pension Benefits
	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$148,143	$195,862
Service cost	3,794	6,262
Interest cost	7,974	5,476
Change due to mortality change	643	486
Change due to discount rate change	(3,635)	(54,977)
Actuarial return	401	1,841
Benefits paid	(7,894)	(6,807)
Benefit obligation at end of year	149,426	148,143
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	175,159	189,874
Actual return on plan assets	7,937	(18,238)
Employer contributions	1,756	10,330
Benefits paid	(7,894)	(6,807)
Fair value of plan assets at end of year	176,958	175,159
Funded status at end of year	$27,532	$27,016

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2023 and 2022 (in thousands):

	Pension Benefits
	2023	2022
Non-current assets:
Accrued benefit asset	$28,399	$27,806
Current pension liability
Accrued benefit liability	(867)	(790)
Accumulated other comprehensive loss	8,031	6,446
Net amount recognized	$35,563	$33,462

The benefit obligation and prepaid benefit costs were calculated by applying the following weighted average assumptions:

	Pension Benefits
	2023		2022
Discount rate: net periodic pension cost	5.77%		5.54%
Discount rate: projected benefit obligation	5.77%		5.54%
Expected rate of return on plan assets	7.25%		7.25%
Rate of compensation increase: net periodic pension cost	5%/2%	(1)	5%/2%
Rate of compensation increase: projected benefit obligation	4%/3%/2%	(2)	5%/2%

(1)
5% for 2023 and 2% per year thereafter.
(2)
4% for 2023, 3% for 2024 and 2% per year thereafter.

The above assumptions were calculated based on information as of December 31, 2023 and 2022, the measurement dates for the plans. The discount rate is based on the yield curve for investment-grade corporate bonds as published by the U.S. Treasury Department. The expected rate of return on plan assets is based upon consideration of the plan’s current asset mix, historical long-term return rates and the plan’s historical performance. Our current assumption for the rate on plan assets is 7.25%. The vested benefit obligation is determined based on the actuarial present value of benefits to which employees are currently entitled, based on employees' expected date of separation or retirement.

Net periodic pension cost for the plans consisted of the following in 2023, 2022, and 2021 (in thousands):

	Pension Benefits
	2023	2022	2021
Service cost	$3,794	$6,262	$5,820
Interest cost	7,974	5,476	4,990
Expected return on plan assets	(12,428)	(13,452)	(9,252)
Amortization of prior service cost	500	511	394
Amortization of net (loss) gain	(188)	2,049	4,502
Net periodic pension (benefit) cost	$(348)	$846	$6,454

The service cost component of net periodic pension cost is included in the same line items of our consolidated financial statements as other employee compensation costs. The net (benefit)/expense of ($4.1 million), ($5.4 million) and $0.6 million for 2023, 2022 and 2021, respectively, related to all other components of net periodic pension cost is included in other (expense) income on our consolidated statements of operations and comprehensive (loss) income.

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

Accounting guidance has established a hierarchy of assets measured at fair value on a recurring basis. The three levels included in the hierarchy are:

Level 1: quoted prices in active markets for identical assets or liabilities

Level 2: significant other observable inputs

Level 3: significant unobservable inputs

The fair values by asset category in each pension plan, along with their hierarchy levels, are as follows as of December 31, 2023 (in thousands):

	Hecla plans				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments measured at fair value
Interest-bearing cash	$525	$—	$—	$525	$117	$—	$—	$117
Common stock	19,933	—	—	19,933	2,872	—	—	2,872
Mutual funds	83,504	—	—	83,504	12,792	—	—	12,792
Total investments in the fair value hierarchy	103,962	—	—	103,962	15,781	—	—	15,781
Investments measured at net asset value
Real estate funds	—	—	—	18,029	—	—	—	4,173
Common collective funds	—	—	—	28,386	—	—	—	6,627
Total investments measured at net asset value	—	—	—	46,415	—	—	—	10,800
Total fair value	$103,962	$—	$—	$150,377	$15,781	$—	$—	$26,581

The fair values by asset category in each defined benefit pension plan, along with their hierarchy levels, were as follows as of December 31, 2022 (in thousands):

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

Common stock investments included investments in Hecla common stock as of December 31, 2023 of $19.9 million (2022: $21.7 million for the Hecla Plans and $2.9 million (2022: $3.3 million) for the Lucky Friday plan.

Generally, investments are valued based on information provided by fund managers to each plan's trustee as reviewed by management and its investment advisers. Mutual funds and equities are valued based on available exchange data. Commingled equity funds consist of publicly-traded investments.

Fair value for real estate funds, hedge funds and common collective equity funds is measured using the net asset value per share (or its equivalent) practical expedient (“NAV”), and has not been categorized in the fair value hierarchy. There are no unfunded commitments related to these investments. There are no restrictions on redemptions of these funds as of December 31, 2023, except as limited by the redemption terms discussed below. The following summarizes information on the asset classes measured using NAV:

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

The following are estimates of future benefit payments, which reflect expected future service as appropriate, related to our pension plans (in thousands):

Year Ending December 31,	Pension Plans
2024	$8,886
2025	10,031
2026	10,005
2027	9,981
2028	10,321
Years 2029-2033	51,163

During 2023 and 2022 we contributed $1.0 million and $5.5 million in shares of our common stock to our defined benefit pension plans, respectively. During 2022 we also contributed $4.2 million in shares of our common stock to our SERP, respectively. We do not expect to be required to contribute to our defined benefit plans in 2024, but we may choose to do so.

The following table indicates whether our pension plans had accumulated benefit obligations (“ABO”) in excess of plan assets, or plan assets exceeded ABO (amounts are in thousands).

	2023	2022
	Plan Assets Exceed ABO	Plan Assets Exceed ABO
Projected benefit obligation	$149,426	$148,143
Accumulated benefit obligation	146,336	144,816
Fair value of plan assets	176,958	175,159

For the pension plans, the following amounts are included in “Accumulated other comprehensive income, net” on our balance sheet as of December 31, 2023, that have not yet been recognized as components of net periodic benefit cost (in thousands):

Pension Benefits
Unamortized net loss	$7,462
Unamortized prior service cost	579

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

Capital Accumulation Plans

Our Capital Accumulation Plan is available to all U.S. salaried and certain hourly employees upon employment. We make a matching contribution in the form of cash or stock of 100% of an employee’s contribution up to 6% of eligible earnings. Our matching contributions all in Hecla common stock were $4.6 million, $4.5 million and $4.3 million in 2023, 2022 and 2021, respectively.

We also maintain a 401(k) plan that is available to all hourly employees at Lucky Friday after completion of six months of service. When an employee meets eligibility requirements we make a matching cash contribution of 55% of the employee’s contribution up to, but not exceeding, 5% of the employee’s eligible earnings. Our matching contributions were $1.3 million, $0.6 million and $0.5 million in 2023, 2022 and 2021, respectively.

Note 7: Income and Mining Taxes

Major components of our income and mining tax benefit (provision) for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	2023	2022	2021

Current:
Domestic	$(3,846)	$(3,915)	$(7,073)
Foreign	(3,322)	(5,119)	(6,316)
Total current income and mining tax provision	(7,168)	(9,034)	(13,389)
Deferred:
Domestic	(17,058)	2,064	43,708
Foreign	23,004	14,536	(750)
Total deferred income and mining tax benefit	5,946	16,600	42,958
Total income and mining tax (provision) benefit	$(1,222)	$7,566	$29,569

Domestic and foreign components of income (loss) before income and mining taxes for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	2023	2022	2021

Domestic	$43,745	$(6,343)	$38,003
Foreign	(126,740)	(38,571)	(32,477)
Total	$(82,995)	$(44,914)	$5,526

The annual tax benefit (provision) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss). The reasons for the difference are (in thousands):

	2023		2022		2021

Computed “statutory” benefit (provision)	$17,429	21%	$9,432	21%	$(1,161)	21%
Percentage depletion	4,205	5	8,542	19	8,076	(146)
Change in valuation allowance	(20,016)	(24)	(8,113)	(18)	38,058	(689)
State taxes, net of federal tax benefit	(2,731)	(3)	(158)	—	965	(17)
Foreign currency remeasurement of monetary assets and liabilities	(4,155)	(5)	4,559	10	(3,625)	66
Rate differential on foreign earnings	6,553	8	1,515	3	2,445	(44)
Compensation	(1,636)	(2)	173	0	1,094	(20)
Mining and other taxes	(1,359)	(2)	(6,609)	(15)	(13,799)	250
Other	488	1	(1,775)	(3)	(2,484)	45
Total (provision) benefit	$(1,222)	(1)%	$7,566	17%	$29,569	(535)%

At December 31, 2023 and 2022, the net deferred tax liability was $102.0 million and $104.7 million, respectively. The individual components of our net deferred tax assets and liabilities are reflected in the table below (in thousands).

	December 31,
	2023	2022

Deferred tax assets:
Accrued reclamation costs	$33,451	$33,007
Deferred exploration	22,341	22,584
Foreign net operating losses	52,091	71,391
Domestic net operating losses	214,137	211,381
Foreign exchange loss	22,247	24,235
Foreign tax credit carryforward	2,026	2,493
Miscellaneous	35,060	39,628
Total deferred tax assets	381,353	404,719
Valuation allowance	(100,910)	(72,856)
Total deferred tax assets	280,443	331,863
Deferred tax liabilities:
Miscellaneous	(12,950)	(9,020)
Properties, plants and equipment	(369,445)	(427,584)
Total deferred tax liabilities	(382,395)	(436,604)
Net deferred tax liability	$(101,952)	$(104,741)

We evaluated the positive and negative evidence available to determine the amount of valuation allowance required on our deferred tax assets. At December 31, 2023, the balance of our valuation allowances was $100.9 million compared to $72.9 million at December 31, 2022. We retained a balance of valuation allowance on Hecla US operations at December 31, 2023 of $4.3 million for state loss carryforwards and foreign tax credits. In the Nevada U.S. Group, the scheduling of reversing deferred tax assets and liabilities determined that existing tax loss carryforwards subject to the limitation of eighty percent reduction of taxable income may be limited in the future. A valuation allowance is recorded for $35.1 million. Due to cessation of operations in Mexico at the end of 2020, we are uncertain when a source of taxable income will be available in that jurisdiction. Therefore, a valuation allowance of $13.2 million was retained on deferred tax assets in Mexico. As of December 31, 2023, a $48.3 million valuation allowance is recorded for Canadian jurisdictions, primarily related to the Alexco acquisition in 2022. The changes in the valuation allowance for the years ended December 31, 2023, 2022 and 2021, are as follows (in thousands):

	2023	2022	2021
Balance at beginning of year	$(72,856)	$(39,152)	$(77,210)
Valuation allowance on deferred tax assets acquired with the ATAC (2023) and Alexco (2022) acquisitions	(8,077)	(25,591)	—
Increase related to non-recognition of deferred tax assets due to uncertainty of recovery and increase related to non-utilization of net operating loss carryforwards	(21,114)	(13,256)	(20,304)
Decrease related to either or a combination of (i) utilization, (ii) release due to future benefit, and (iii) expiration of deferred tax assets as applicable	1,137	5,143	58,362
Balance at end of year	$(100,910)	$(72,856)	$(39,152)

As of December 31, 2023, for U.S. income tax purposes, we have federal and state net operating loss carryforwards of $893.6 million and $418.0 million, respectively. U.S. net operating loss carryforwards for periods arising before January 1, 2018 have a 20-year expiration period, the earliest of which could expire in 2028. U.S. net operating loss carryforwards of $408.2 million arising in 2018 and future periods have an indefinite carryforward period. We have foreign and provincial net operating loss carryforwards of $188.5 million each, which expire between 2031 and 2043. Our utilization of U.S. net operating loss carryforwards may be subject to annual limitations if there is a change in control as defined under Internal Revenue Code Section 382. As of December 31, 2023, no change in control has occurred in the Hecla U.S. group. Net operating losses acquired with the Nevada U.S. Group are subject to limitation under Internal Revenue Code Section 382. However, the annual limitation is not expected to have a material impact on our ability to utilize the losses.

We have Internal Revenue Code Section 163(j) interest expense limitation carryforwards of $3.4 million in Hecla US as of December 31, 2023. The carryforward results in a future tax benefit of $0.7 million and has an indefinite carryforward period. In the

Nevada U.S. Group we have 163(j) interest expense limitation carryforwards of $20.6 million as of December 31, 2023. The carryforward results in a future tax benefit of $4.3 million and has an indefinite carryforward period.

As of December 31, 2023, we have foreign tax credit carryforwards of $2.0 million. The carryforward period for foreign tax credits is 10 years. Our foreign tax credits will expire between 2024 and 2026.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2008, or examinations by foreign tax authorities for years prior to 2017. We are currently under examination in certain local Canadian tax jurisdictions. However, we do not anticipate any material adjustments.

We had no unrecognized tax benefits as of December 31, 2023 or 2022. Due to the net operating loss carryover provision, coupled with the lack of any unrecognized tax benefits, we have not provided for any interest or penalties associated with any unrecognized tax benefits. If interest and penalties were to be assessed, our policy is to charge interest to interest expense, and penalties to other operating expense. It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next 12 months.

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

The following table represents net income (loss) per common share – basic and diluted (in thousands, except income (loss) per share):

	Year ended December 31,
	2023	2022	2021

Numerator
Net (loss) income	$(84,217)	$(37,348)	$35,095
Preferred stock dividends	(552)	(552)	(552)
Net (loss) income applicable to common stockholders	$(84,769)	$(37,900)	$34,543

Denominator
Basic weighted average common shares	605,668	557,344	536,192
Dilutive stock options, restricted stock units, and warrants	—	—	5,984
Diluted weighted average common shares	605,668	557,344	542,176

Basic (loss) income per common share	$(0.14)	$(0.07)	$0.06
Diluted (loss) income per common share	$(0.14)	$(0.07)	$0.06

For the year ended December 31, 2021, the calculation of diluted income per common share included (i) 2,317,007 unvested restricted stock units during the period, (ii) 1,557,503 warrants to purchase one share of common stock and (iii) 2,166,964 deferred shares that were dilutive. For the years ended December 31, 2023 and 2022, all outstanding restricted stock units, warrants and deferred shares were excluded from the computation of diluted loss per share, as our reported net losses for those periods would cause their conversion and exercise to have no effect on the calculation of loss per share.

Note 9: Debt, Credit Facility and Leases

Debt Summary

Our debt as of December 31, 2023 and 2022 consisted of our 7.25% Senior Notes due February 15, 2028 (“Senior Notes”) and our Investissement Quebec Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”). These debt arrangements are discussed further below. The following tables summarize our long-term debt balances as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Senior Notes	IQ Notes	Total
Principal	$475,000	$36,473	$511,473
Unamortized discount/premium and issuance costs	(3,730)	257	(3,473)
Long-term debt balance	$471,270	$36,730	$508,000

	December 31, 2022
	Senior Notes	IQ Notes	Total
Principal	$475,000	$35,614	$510,614
Unamortized discount/premium and issuance costs	(4,640)	392	(4,248)
Long-term debt balance	$470,360	$36,006	$506,366

The following table summarizes the scheduled annual future payments, including interest, for the Senior Notes and IQ Notes as of December 31, 2023 (in thousands). The amounts for the IQ Notes are stated in USD based on the USD/CAD exchange rate as of December 31, 2023.

	Senior Notes	IQ Notes
2024	$34,438	$2,376
2025	34,438	37,704
2026	34,438	—
2027	34,438	—
2028	479,303	—
2029	—	—
Total	$617,055	$40,080

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

The Senior Notes are recorded net of a 1.16% initial purchaser discount totaling $5.5 million. The Senior Notes bear interest at a rate of 7.25% per year from the date of issuance or from the most recent payment date on which interest has been paid or provided for. Interest on the Senior Notes is payable on February 15 and August 15 of each year, commencing August 15, 2020. During 2023, 2022 and 2021, interest expense on the statement of operations and comprehensive (loss) income related to the Senior Notes and 2021 Notes and amortization of the initial purchaser discount and fees related to the issuance of the Senior Notes and 2021 Notes totaled $34.4 million, $35.4 million and $35.4 million, respectively.

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

The Senior Notes will be redeemable in whole or in part, at any time and from time to time on or after February 15, 2023, on the redemption dates and at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption. After February 15, 2023, we may redeem some or all of the Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued interest, if any, to the redemption date: (i) 105.438% for the twelve-month period beginning after February 15, 2023, (ii) 103.625% for the twelve-month period beginning after February 15, 2024, (iii) 101.813% for the twelve-month period beginning after February 15, 2025, and (iv) 100.000% after February 15, 2026. Since February 15, 2023, we may redeem up to 35% of the Senior Notes with the net cash proceeds of certain equity offerings.

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

IQ Notes

On July 9, 2020, we entered into a note purchase agreement pursuant to which we issued CAD$50 million (USD$36.8 million at the time of the transaction) in aggregate principal amount of our IQ Notes to Investissement Québec, a financing arm of the Québec government. Because the IQ notes are denominated in CAD, the reported USD-equivalent principal balance will change with movements in the exchange rate. The IQ Notes were issued at a premium of 103.65%, or CAD$1.8 million, implying an effective annual yield of 5.74% and an aggregate principal amount to be repaid of CAD$48.2 million. The IQ Notes were issued in four equal installments of CAD$12.5 million on July 9, August 9, September 9 and October 9, 2020, with the first installment issued net of CAD$0.6 million in fees. The IQ Notes bear interest on amounts outstanding at a rate of 6.515% per year, payable on January 9 and July 9 of each year, commencing January 9, 2021. The IQ Notes are senior and unsecured and are pari passu in all material respects with the Senior Notes, including with respect to guarantees of the IQ Notes by certain of our subsidiaries. The net proceeds from the IQ Notes are available for general corporate purposes, including open market purchases of a portion of the Senior Notes and to pay for capital expenditures at Casa Berardi. Under the note purchase agreement for the IQ Notes and subject to a force majeure event, we met the requirement to invest in the aggregate CAD$100 million at Casa Berardi and other exploration and development projects in Quebec over the four-year period commencing on July 9, 2020. During 2023, 2022 and 2021, interest expense related to the IQ Notes, including premium and origination fees, totaled $2.3 million, $2.3 million and $2.3 million, respectively.

Credit Agreement

On July 21, 2022, we entered into a Credit Agreement (“Credit Agreement”) with various financial institutions (the “Lenders”), with Bank of America, N.A., as administrative agent for the Lenders and as swingline lender and Bank of Montreal as letters of credit issuers. The Credit Agreement is a $150 million senior secured revolving facility, with an option to be increased in an aggregate amount not to exceed $75 million. The revolving loans under the Credit Agreement will have a maturity date of July 21, 2026. Proceeds of the revolving loans under the Credit Agreement may be used for general corporate purposes. The interest rate on the outstanding loans under the Credit Agreement is based on the Company’s net leverage ratio and is calculated at (i) Term Secured Overnight Financing Rate ("SOFR") plus 2% to 3.5%; or (ii) Bank of America’s Base Rate plus 1% to 2.5% with Base Rate being the highest of (i) the Bank of America prime rate, (ii) the Federal Funds rate plus .50% or (iii) Term SOFR plus 1.00%. For each amount drawn, we elect whether we draw on a one, three or six month basis or annual basis for SOFR. If we elect to draw for greater than six months, we pay interest quarterly on the outstanding amount.

We are also required to pay a commitment fee of between 0.45% to 0.78750%, depending on our net leverage ratio. Letters of credit issued under the Credit Agreement bear a fee between 2.00% and 3.50% based on our net leverage ratio, as well as a fronting fee to each issuing bank at an agreed upon rate per annum on the average daily dollar amount of our letter of credit exposure. During 2023 we paid $0.6 million as commitment fees under the Credit Agreement included as part of Interest expense, net.

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

As of December 31, 2023, $6.9 million (2022: $7.8 million) was used for letters of credit, and $128.0 million (2022: Undrawn) was drawn on the facility leaving $15.1 million available for borrowing.

We believe we were in compliance with all covenants under the Credit Agreement as of December 31, 2023.

Finance Leases

We have entered into various lease agreements, primarily for equipment at our operations, which we have determined to be finance leases. At December 31, 2023, the total liability associated with the finance leases, including certain purchase option amounts, was $26.8 million (2022: $20.9 million), with $9.8 million (2022: $9.5 million) of the liability classified as current and $17.0 million (2022: $11.4 million) classified as non-current. The assets related to these leases are recorded in properties, plants, equipment and mineral interests, net, on our consolidated balance sheets and totaled $20.3 million as of December 31, 2023 (2022: $23.1 million), net of accumulated depreciation. Expense during 2023, 2022 and 2021 related to finance leases included $12.6 million, $7.1 million and $8.9 million, respectively, for amortization of the related assets, and $0.9 million, $0.9 million and $0.6 million, respectively, for interest expense. The total obligation for future minimum finance lease payments was $29.8 million as of December 31, 2023, with $3.0 million attributed to interest. Our finance leases as of December 31, 2023 had a weighted average remaining term of 2.2 years (2022: 1.9 years) and a weighted average discount rate of 9.9% (2022: 6.5%).

At December 31, 2023, the annual maturities of finance lease commitments, including interest, were (in thousands):

Twelve-month period ending December 31,
2024	$11,172
2025	7,744
2026	5,757
2027	5,119
2028	—
Total	29,792
Less: effect of interest	(2,977)
Net finance lease obligation	$26,815

Operating Leases

We have entered into various lease agreements, primarily for equipment, buildings and other facilities, and land at our operations and corporate offices, which we have determined to be operating leases. Some of the operating leases allow for extension of the lease beyond the current term at our option. We have considered the likelihood and estimated duration of the extension options in determining the lease term for measurement of the liability and right-of-use asset. For our operating leases as of December 31, 2023, we have assumed a discount rate of 6.5% (2022: 6%). As of December 31, 2023, the total liability balance associated with the operating leases was $8.6 million (2022: $11.1 million), with $0.8 million (2022: $2.5 million) of the liability classified as current as part of Other Current Liabilities and the remaining $7.8 million (2022: $8.6 million) classified as non-current as part of Other Non-Current Liabilities on our balance sheet. The right-of-use assets for our operating leases are recorded as a non-current asset on our consolidated balance sheets and totaled $8.3 million and $11.1 million as of December 31, 2023 and 2022, respectively. During 2023, 2022 and 2021, operating lease expense, and cash paid for operating leases included in net cash provided by operating activities, totaled $3.1 million, $3.1 million and $3.9 million, respectively. The weighted-average remaining lease term for our operating leases as of December 31, 2023 was 9.8 years (2022: 8.9 years).

At December 31, 2023, the annual maturities of undiscounted operating lease payments, including assumed extensions beyond the current lease terms, were (in thousands):

Twelve-month period ending December 31,
2024	$1,290
2025	1,278
2026	1,278
2027	1,171
2028	1,033
More than 5 years	5,566
Total	11,616
Less: effect of discounting	(2,982)
Operating lease liability	$8,634

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

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi operation and Keno Hill operation are USD-functional entities which routinely incur expenses denominated in CAD. Such expenses expose us to exchange rate fluctuations between the USD and CAD. We have a program to manage our exposure to fluctuations in the USD exchange rate for these subsidiaries' future operating and capital costs denominated in CAD. The program related to forecasted cash operating costs at Casa Berardi and Keno Hill utilizes forward contracts to buy CAD, some of which are designated as cash flow hedges. As of December 31, 2023, we have a total of 576 forward contracts outstanding to buy a total of CAD $422.1 million having a notional amount of USD$332.3 million for Casa Berardi, Keno Hill, and some corporate Canadian expenses. The CAD contracts that are related to forecasted cash operating costs at Casa Berardi and Keno Hill from 2024-2026 have a total notional value of CAD$355.4 million and have CAD-to-USD exchange rates ranging between 1.27670 and 1.36920. The CAD contracts that are related to forecasted capital expenditures at Casa Berardi from 2024-2026 have a total notional value of CAD$42.8 million at an average CAD-to-USD exchange rate of 1.353. The CAD contracts that are related to forecasted capital expenditures at Keno Hill from 2024-2026 have a total notional value of CAD$22.9 million at an average CAD-to-USD exchange rate of 1.354.

As of December 31, 2023 and 2022, we recorded the following balances for the fair value of the contracts (in millions):

	December 31,
Balance sheet line item:	2023	2022
Other current assets	$2.7	$1.1
Other non-current assets	2.0	0.4
Current derivative liabilities	(1.1)	(4.0)
Non-current derivative liabilities	(0.4)	(3.6)

Net unrealized gains of $1.3 million related to the effective portion of the hedges were included in accumulated other comprehensive income (loss) as of December 31, 2023. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate $0.2 million in net unrealized gains included in accumulated other comprehensive income (loss) as of December 31, 2023 will be reclassified to current earnings in the next twelve months. Net realized loses of $3.6 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the year ended December 31, 2023. Net unrealized gains of $1.2 million related to contracts not designated as hedges and no net unrealized gains or losses related to ineffectiveness of the hedges were included in fair value adjustments, net on our consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2023.

Metals Prices

We are currently using financially-settled forward contracts to manage the exposure to:

•
changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement; and
•
changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.

The following tables summarize the quantities of metals committed under forward sales contracts at December 31, 2023 and 2022:

December 31, 2023	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2023 settlements	735	3	441	15,542	24.40	2,045	1.51	1.00
Contracts on forecasted sales
2024 settlements	—	—	—	56,713	N/A	N/A	N/A	0.98
2025 settlements	—	—	—	49,273	N/A	N/A	N/A	0.98

December 31, 2022	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2022 settlements	3,124	8	18,629	11,960	$21.55	$1,795	$1.38	$0.98
Contracts on forecasted sales
2022 settlements	—	—	37,533	75,618	N/A	N/A	$1.34	$1.00
2023 settlements	—	—	—	45,856	N/A	N/A	N/A	$0.99

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

At December 31, 2023 and 2022, we recorded the following balances for the fair value of forward contracts held at that time (in millions):

	December 31, 2023			December 31, 2022
Balance sheet line item:	Contracts in an asset position	Contracts in a liability position	Net asset (liability)	Contracts in an asset position	Contracts in a liability position	Net asset (liability)
Other current assets	$3.1	$—	$3.1	$1.2	$—	$1.2
Other non-current assets	1.5	—	1.5	0.1	—	0.1
Current derivatives liability	—	(0.1)	(0.1)	—	(12.1)	(12.1)
Non-current derivatives liability	$—	$—	$—	$—	$(2.5)	$(2.5)

Net realized and unrealized gains of $14.6 million related to the effective portion of the contracts designated as hedges were included in accumulated other comprehensive loss as of December 31, 2023. Realized and unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying forecasted sales transaction is recognized. We estimate $12.6 million in net realized and unrealized gains included in accumulated other comprehensive loss as of December 31, 2023 will be reclassified to current earnings in the next twelve months. The realized gains arose due to cash settlement of zinc and lead contracts in 2023 and zinc contracts in 2022 prior to maturity for proceeds of $8.5 million and $17.4 million, respectively. There were no early settlements in 2021. We recognized a net gain of $19.7 million, including a $20.6 million gain transferred from accumulated other comprehensive income (loss) during 2023 on the contracts utilized to manage exposure to changes in prices of metals in our concentrate shipments, which is included in sales of products. The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

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

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contract. As of December 31, 2023, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these arrangements was $1.6 million as of December 31, 2023, and includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at December 31, 2023, we could have been required to settle our obligations under the agreements at their termination value of $1.6 million.

Note 11: Fair Value Measurement

Fair value adjustments, net is comprised of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Gain (loss) on derivative contracts	$3,168	$844	$(32,655)
Unrealized (loss) on investments in equity securities	(243)	(5,632)	(4,295)
Gain on disposition or exchange of investments	—	65	1,158
Total fair value adjustments, net	$2,925	$(4,723)	$(35,792)

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

	Balance at December 31, 2023	Balance at December 31, 2022	Input Hierarchy Level
Assets:

Cash and cash equivalents:
Money market funds and other bank deposits	$106,374	$104,743	Level 1

Current and non-current investments:
Equity securities	32,284	24,018	Level 1

Trade accounts receivable:
Receivables from provisional concentrate sales	14,740	45,146	Level 2

Derivative contracts - other current assets and other non-current assets:
Metal forward contracts	4,698	1,309	Level 2
Foreign exchange contracts	4,657	1,518	Level 2

Restricted cash and cash equivalents balances:
Certificates of deposit and other deposits	1,165	1,164	Level 1

Total assets	$163,918	$177,898

Liabilities

Derivative contracts - current and non-current derivative liabilities:
Metal forward contracts	$40	$14,643	Level 2
Foreign exchange contracts	1,508	7,548	Level 2

Total liabilities	$1,548	$22,191

Cash and cash equivalents consist primarily of money market funds and are valued at cost, which approximates fair value.

Current and non-current restricted cash and cash equivalents balances consist primarily of certificates of deposit, U.S. Treasury securities, and other deposits and are valued at cost, which approximates fair value.

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

We use financially-settled forward contracts to manage exposure to changes in the exchange rate between the USD and CAD, and the impact on CAD-denominated operating and capital costs incurred at our Casa Berardi unit and Keno Hill development project (see Note 10 for more information). The contracts related to operating costs qualify for hedge accounting, while the contracts related to capital costs have not been designated as hedges. Unrealized gains and losses related to the effective portion of the contracts designated as hedges are included in accumulated other comprehensive loss, and unrealized gains and losses related to the contracts not designated as hedges and the ineffective portion of the contracts designated as hedges are included in earnings each period. The fair value of each contract represents the present value of the difference between the forward exchange rate for the contract settlement period as of the measurement date and the contract settlement exchange rate.

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

At December 31, 2023, our Senior Notes and IQ Notes were recorded at their carrying values of $478.7 million and $36.6 million, respectively, net of unamortized initial purchaser discount/premium and issuance costs. The estimated fair values of our Senior Notes and IQ Notes were $481.6 million and $37.2 million, respectively, at December 31, 2023. Quoted prices, which we consider to be Level 1 inputs, are utilized to estimate the fair value of the Senior Notes. Unobservable inputs which we consider to be Level 3, including an assumed current annual yield of 6.63%, are utilized to estimate the fair value of the IQ Notes. The credit agreement, which we consider to be Level 1 in the fair value hierarchy, has a carrying and fair value of $128 million. See Note 11 for more information.

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

Total quarterly common stock dividends declared by our Board for the years ended December 31, 2023, 2022 and 2021 amounted to $15.2 million, $12.4 million and $20.1 million respectively. The common stock dividend declared by the Board in the third quarter of 2020 and each subsequent quarter with the exception of the fourth quarter of 2022 has included the silver-linked component, as the realized silver price was above the minimum thresholds applicable to each of those quarters. Prior to 2011, no dividends had been declared on our common stock since 1990. The declaration and payment of common stock dividends is at the sole discretion of our Board.

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any sales of shares under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. During March, April and December of 2023, we sold 10,645,198 shares under the agreement for proceeds of $56.7 million, net of commissions and fees of $0.9 million. In total since September 2022 through December 31, 2023, we have sold 14,505,397 shares under the agreement for total proceeds of $74.0 million, net of commissions and fees of $1.2 million.

Common Stock Repurchase Program

In 2012, our Board approved a stock repurchase program under which we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchase program may be modified, suspended or discontinued by us at any time. As of December 31, 2023, a total of 934,100 shares have been repurchased under the program, at an average price of $3.99 per share. No shares were purchased under the program during the periods covered by these financial statements.

Preferred Stock

We have 157,776 shares (2022: 157,776 shares) of Series B Preferred Stock (“Preferred Stock”) outstanding which are listed on the New York Stock Exchange. The Preferred Stock ranks senior to our common stock with respect to dividend payments, and amounts due upon liquidation, dissolution or winding up. While the Preferred Stock remains outstanding, we cannot authorize the creation or issuance of any class or series of stock that ranks senior to the Preferred Stock with respect to dividend payments, and amounts due upon liquidation, dissolution or winding up, without the consent of 66 2/3% of the Preferred Stockholders. Preferred Stockholders are entitled to receive, when, as and if declared by our Board, an annual cash dividend of $3.50 per share of Preferred Stock, payable quarterly in arrears. Dividends are cumulative from the date of issuance, regardless of whether we have assets legally available for such payment. Total quarterly preferred stock dividends declared by our Board for the years ended December 31, 2023, 2022 and 2021 amounted to $552,000 per year, respectively. Interest is not payable on any accumulated dividends. The Preferred Stock is redeemable at our option at $50 per share of Preferred Stock, plus any unpaid dividends up to the date of redemption. The Preferred Stock has a liquidation preference of $50 per share of Preferred stock, or $7.9 million, plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution. Except in limited circumstances, the Preferred Stockholders have no voting rights. Each share of Preferred Stock is convertible, in whole or in part, at the holder’s option into our common stock at a conversion price of $15.55 per common stock. During 2022, 40 shares of Preferred Stock were converted into 128 shares of our common stock.

Stock Award Plans

We use stock-based compensation plans to aid us in attracting, retaining and motivating our employees, as well as to provide incentives more directly linked to increases in stockholder value. These plans provide for the grant of options to purchase shares of our common stock, the issuance of restricted stock units, performance-based shares and other equity-based awards.

Stock-based compensation expense amounts recognized for the years ended December 31, 2023, 2022 and 2021 were $6.6 million, $6.0 million, and $6.1 million, respectively. Over the next twelve months, we expect to recognize $4.2 million in additional compensation expense as outstanding restricted stock units and performance-based shares vest.

Stock Incentive Plan

During 2010, our stockholders voted to approve the adoption of our 2010 Stock Incentive Plan and to reserve up to 20,000,000 shares of common stock for issuance under the plan. In the second quarter of 2019, our stockholders voted to approve an amendment to the plan to restore the number of shares of common stock available for issuance under the 2010 plan to the original 20,000,000 shares (along with other changes). The Board has broad authority under the 2010 plan to fix the terms and conditions of individual agreements with participants, including the duration of the award and any vesting requirements. As of December 31, 2023, there were 12,756,250 shares available for future grant under the 2010 plan.

Directors’ Stock Plan

In 2017, we adopted the amended and restated Hecla Mining Company Stock Plan for Non-Employee Directors (the “Directors’ Stock Plan”), which may be terminated by our board of directors at any time. Each non-employee director is credited each year with that number of shares determined by dividing $120,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. A minimum of 25% of the shares credited each year is held in trust for the benefit of each director until delivered to the director. Each director may elect, prior to the first day of the applicable year, to have a greater percentage contributed to the trust for that year. Delivery of the shares from the trust occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; (4) a change in control; or (5) at the election of the director at any time, provided, however, that shares must be held in the trust for at least two years prior to delivery. During 2023, 2022, and 2021, 125,063, 98,310, and 207,375 shares, respectively, were credited to the non-employee directors. During 2023, 2022 and 2021, $0.7 million, $0.4 million, and $1.8 million, respectively, was charged to general and administrative expense associated with the shares issued to the non-employee directors. During 2022, two directors retired and 388,175 shares were distributed to them. At December 31, 2023, there were 2,165,894 available for grant in the future under the plan.

Restricted Stock Units

Unvested restricted stock units ("RSU") activity granted by the Board to employees are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested, January 1, 2021	3,936,134	$2.55
Granted	629,437	$7.88
Canceled	(770,416)	$2.82
Vested	(1,772,803)	$2.60
Unvested, December 31, 2021	2,022,352	$3.97
Granted	1,256,532	$4.41
Canceled	(177,801)	$4.41
Vested	(1,304,968)	$3.97
Unvested, December 31, 2022	1,796,115	$4.23
Granted	1,316,120	$5.05
Canceled	(336,060)	$4.90
Vested	(918,927)	$5.05
Unvested, December 31, 2023	1,857,248	$4.28

Unvested RSUs will be forfeited by participants upon termination of employment in advance of vesting, with the exception of termination due to retirement if certain criteria are met. At December 31, 2023, there was unrecognized compensation expense of $5.2 million related to unvested RSUs to be recognized over a weighted average period of 1.3 years.

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

Unvested PSUs activity granted by the Board to eligible employees are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested, January 1, 2021	1,813,895	$0.41
Granted	122,462	$13.70
Canceled	(174,108)	$0.76
Vested (1)	(887,827)	$—
Unvested, December 31, 2021	874,422	$2.61
Granted	322,796	$3.78
Vested (1)	(597,360)	$0.31
Unvested, December 31, 2022	599,858	$5.54
Granted	336,096	$3.54
Canceled	(109,727)	$5.30
Vested (1)	(205,425)	$8.17
Unvested, December 31, 2023	620,802	$3.63
(1) Vested on December 31 and distributed in February of the following year

Unvested PSUs will be forfeited by participants upon termination of employment in advance of vesting. At December 31, 2023, there was an unrecognized compensation expense of $1.0 million related to unvested PSUs to be recognized over a weighted average period of 1.5 years.

In connection with the vesting of restricted stock units, PSUs and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their tax withholding obligations through net share settlement, pursuant to which we withhold the number of shares necessary to satisfy such withholding obligations and pay the obligations in cash. Pursuant to such net settlements, in 2023, we withheld 404,514 shares valued at $2.0 million, or $5.03 per share. In 2022, we withheld 737,258 shares valued at $3.7 million, or $4.99 per share. In 2021, we withheld 574,251 shares valued at $4.5 million, or $7.88 per share. These shares become treasury shares unless we cancel them.

Warrants

We have 4,136,000 warrants outstanding since the Klondex acquisition in July 2018. Each warrant entitles the warrant holder to purchase one share of our common stock. The warrants have the following key terms:

Number of warrants	Exercise price	Expiration date
2,068,000	$1.57	February 2029
2,068,000	$8.02	April 2032

Note 13: Accumulated Other Comprehensive Income (Loss)

The following table lists the beginning balance, yearly activity and ending balance of each component of “Accumulated other comprehensive income (loss), net” (in thousands):

	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Income (Loss), Net
Balance January 1, 2021	$7,632	$(40,521)	$(32,889)
2021 change	(12,307)	16,740	4,433
Balance December 31, 2021	(4,675)	(23,781)	(28,456)
2022 change	13,837	17,067	30,904
Balance December 31, 2022	9,162	(6,714)	2,448
2023 change	4,546	(1,157)	3,389
Balance December 31, 2023	$13,708	$(7,871)	$5,837

The amounts above are net of the income tax effect of such balances and activity as summarized in the following table (in thousands):

		Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Income (Loss), Net
Balance January 1, 2021		$—	$12,575	$12,575
2021 change		4,689	(6,379)	(1,690)
Balance December 31, 2021		4,689	6,196	10,885
2022 change		(5,233)	(6,454)	(11,687)
Balance December 31, 2022		(544)	(258)	(802)
2023 change	`	(1,683)	428	(1,255)
Balance December 31, 2023		$(2,227)	$170	$(2,057)

See Note 6 for more information on our employee benefit plans and Note 10 for more information on our derivative instruments.

Note 14: Product Inventories

Product Inventories

Our major components of product inventories are (in thousands):

	2023	2022
Concentrates	$13,328	$21,513
Stockpiled ore	7,168	6,869
In-process	8,327	8,921
Total product inventories	$28,823	$37,303

Note 15: Properties, Plants, Equipment and Mineral Interests, and Lease Commitments

Properties, Plants, Equipment and Mineral Interests

Our major components of properties, plants, equipment, and mineral interests are (in thousands):

	December 31,
	2023	2022

Mining properties, including asset retirement obligations	$911,018	$871,027
Development costs	630,391	588,298
Plants and equipment	1,666,577	1,514,906
Land	35,112	35,644
Mineral interests	1,164,390	1,171,261
Construction in progress	121,022	134,600
	4,528,510	4,315,736
Less accumulated depreciation, depletion and amortization	1,862,260	1,745,946
Net carrying value	$2,666,250	$2,569,790

During 2023, we incurred total capital expenditures of $223.9 million. This excludes non-cash items for equipment acquired under finance leases and adjustments for asset retirement obligations, and includes acquisitions of mineral interests and land. The expenditures included $65.3 million at Lucky Friday, $43.5 million at Greens Creek, $70.1 million at Casa Berardi and $44.7 million at Keno Hill.

Mineral interests include amounts for value beyond proven and probable reserves (“VBPP”) related to mines and exploration or pre-development interests acquired by us which are not depleted until the mineralized material they relate to is converted to proven and probable reserves. As of December 31, 2023, mineral interests included VBPP assets of $323.6 million, $383.6 million, $86.3 million and $102.1 million, respectively, at Casa Berardi, Nevada Operations, Greens Creek and Keno Hill, along with various other properties. As of December 31, 2022, mineral interests included VBPP assets of $323.6 million, $383.6 million, $93.8 million, and $102.1 million respectively, at Casa Berardi, Nevada Operations, Greens Creek, and Keno Hill along with various other properties.

Finance Leases

We periodically enter into lease agreements, primarily for equipment at our operations, which we have determined to be finance leases. As of December 31, 2023 and 2022, we have recorded $106.9 million and $90.8 million, respectively, for the gross amount of assets acquired under the finance leases and $86.5 million and $67.7 million, respectively, in accumulated depreciation on those assets, classified as plants and equipment in Properties, plants, equipment and mineral interests. See Note 9 for information on future obligations related to our finance leases.

Note 16: Commitments, Contingencies, and Obligations

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

Lucky Friday and Keno Hill Environmental Issues

On July 12, 2022, our Lucky Friday mine received a notice of violation from the EPA alleging violations of the Clean Water Act between 2018 and 2021 relating primarily to concentration levels of zinc and lead in the mine’s permitted water discharges. Currently, the EPA has not initiated any formal enforcement proceeding against our Lucky Friday subsidiary. In civil judicial cases, the EPA can seek statutory penalties up to $59,973 per day per violation and, in administrative actions, the EPA can seek administrative penalties up to $23,989 per day per violation with a maximum administrative penalty of $299,989 for all alleged violations. The EPA typically pursues administrative penalties. At this time, we cannot reasonably assess the amount of penalties the EPA may seek, or predict the terms of any potential settlement with the EPA.

On December 14, 2023 and January 29, 2024, our Keno Hill mine received notice from the Yukon government that it is charged with violating the Quartz Mining Act and the Waters Act, two statutes of the Yukon Territory, relating to alleged violations of Keno Hill’s mining license and water license. The allegations are that the mine stored hazardous materials inconsistent with the terms of its mining license on or between April 19, 2022 and July 25, 2023 and exceeded water discharge limits in its water license on June 27 and December 6, 2023. If convicted, the maximum fine for an offense under both of these laws is $100,000 per offense. Because we are at the initial stages of this regulatory proceeding, we cannot reasonably predict the outcome of this matter at this time.

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

Debt

See Note 9 for information on the commitments related to our debt arrangements as of December 31, 2023.

Other Commitments

Our contractual obligations as of December 31, 2023 included open purchase orders and commitments of $11.4 million, $8.1 million, $10.7 million, $2.8 million and $3.5 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, Casa Berardi and Nevada Operations, respectively. We also have total commitments of $29.8 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi, and Keno Hill units, and total commitments of $11.6 million relating to payments on operating leases (see Note 9 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of December 31, 2023, we had surety bonds totaling $195.4 million and letters of credit totaling $6.9 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 17: Subsequent events

On February 13, 2024, our Board of Directors declared a quarterly cash dividend of $0.00625 per share of common stock, consisting of $0.00375 per share for the minimum dividend component and $0.0025 per share for the silver-linked dividend component of our dividend policy.

On February 13, 2024, we collected $5.4 million of insurance coverage proceeds related to the Lucky Friday fire insurance coverage claim.