Form 10-Q
period 2024-03-31
HECLA MINING CO/DE/
filed 2024-05-09
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding May 3, 2024
Common stock, par value $0.25 par value per share	626,290,204

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2024

INDEX*

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended
	March 31, 2024	March 31, 2023
Sales	$189,528	$199,500
Cost of sales and other direct production costs	121,461	125,550
Depreciation, depletion and amortization	48,907	39,002
Total cost of sales	170,368	164,552
Gross profit	19,160	34,948
Other operating expenses:
General and administrative	11,216	12,070
Exploration and pre-development	4,342	4,967
Ramp-up and suspension costs	14,523	11,336
Provision for closed operations and environmental matters	986	1,044
Other operating (income) expense, net	(16,971)	(22)
Total other operating expenses	14,096	29,395
Income from operations	5,064	5,553
Other expense:
Interest expense	(12,644)	(10,165)
Fair value adjustments, net	(1,852)	3,181
Net foreign exchange gain	3,982	108
Other income	1,512	1,392
Total other expense	(9,002)	(5,484)
(Loss) income before income and mining taxes	(3,938)	69
Income and mining tax provision	(1,815)	(3,242)
Net loss	(5,753)	(3,173)
Preferred stock dividends	(138)	(138)
Net loss applicable to common stockholders	$(5,891)	$(3,311)
Comprehensive loss:
Net loss	$(5,753)	$(3,173)
Change in fair value of derivative contracts designated as hedge transactions	(5,403)	6,516
Comprehensive (loss) income	$(11,156)	$3,343
Basic loss per common share after preferred dividends	$(0.01)	$(0.01)
Diluted loss per common share after preferred dividends	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic	616,199	600,075
Weighted average number of common shares outstanding - diluted	616,199	600,075

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating activities:
Net loss	$(5,753)	$(3,173)
Non-cash elements included in net loss:
Depreciation, depletion and amortization	51,226	39,892
Inventory adjustments	7,671	4,521
Fair value adjustments, net	1,852	(3,181)
Provision for reclamation and closure costs	1,846	1,694
Stock-based compensation	1,164	1,190
Deferred income taxes	(416)	558
Foreign exchange gain	(3,982)	(2,218)
Other non-cash items, net	519	186
Change in assets and liabilities:
Accounts receivable	(17,864)	15,477
Inventories	(18,746)	(9,239)
Other current and non-current assets	5,238	(9,856)
Accounts payable, accrued and other current liabilities	(8,819)	(9,304)
Accrued payroll and related benefits	5,498	4,705
Accrued taxes	2,085	2,226
Accrued reclamation and closure costs and other non-current liabilities	(4,439)	7,125
Cash provided by operating activities	17,080	40,603
Investing activities:
Additions to properties, plants, equipment and mineral interests	(47,589)	(54,443)
Proceeds from disposition of properties, plants and equipment	47	—
Net cash used in investing activities	(47,542)	(54,443)
Financing activities:
Proceeds from sale of common stock, net	1,103	11,885
Acquisition of treasury stock	(1,197)	(482)
Borrowing of debt	27,000	13,000
Repayment of debt	(15,000)	(13,000)
Dividends paid to common and preferred stockholders	(3,994)	(3,891)
Repayments of finance leases	(3,033)	(2,464)
Net cash provided by financing activities	4,879	5,048
Effect of exchange rates on cash	(624)	171
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(26,207)	(8,621)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	107,539	105,907
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$81,332	$97,286
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,706	$18,621
Cash paid for income and mining taxes, net	$127	$1,634
Significant non-cash investing and financing activities:
Addition of finance lease obligations and right-of-use assets	$—	$850
Common stock issued as incentive compensation	$3,355	$—
Common stock issued for 401-K match	$1,251	$1,145

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$80,169	$106,374
Accounts receivable:
Trade	30,508	14,740
Other, net	19,767	18,376
Inventories:
Product inventories	37,414	28,823
Materials and supplies	64,718	64,824
Other current assets	22,674	27,125
Total current assets	255,250	260,262
Investments	32,873	33,724
Restricted cash and cash equivalents	1,163	1,165
Properties, plants, equipment and mineral interests, net	2,663,155	2,666,250
Operating lease right-of-use assets	9,187	8,349
Deferred tax assets	—	2,883
Other non-current assets	32,630	38,471
Total assets	$2,994,258	$3,011,104
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$81,289	$81,599
Accrued payroll and related benefits	28,783	28,240
Accrued taxes	5,585	3,501
Finance leases	8,610	9,752
Accrued reclamation and closure costs	9,660	9,660
Accrued interest	5,190	14,405
Other current liabilities	13,520	10,303
Total current liabilities	152,637	157,460
Accrued reclamation and closure costs	111,668	110,797
Long-term debt including finance leases	662,482	653,063
Deferred tax liability	98,011	104,835
Other non-current liabilities	10,830	16,845
Total liabilities	1,035,628	1,043,000
Commitments and contingencies (Notes 4, 7, 8, and 10)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,776 shares issued and outstanding, liquidation preference — $7,889	39	39
Common stock, $0.25 par value, authorized 750,000,000 shares; issued March 31, 2024 — 626,131,125 shares and December 31, 2023 — 624,647,379 shares	156,447	156,076
Capital surplus	2,350,249	2,343,747
Accumulated deficit	(513,608)	(503,861)
Accumulated other comprehensive income, net	434	5,837
Less treasury stock, at cost; March 31, 2024 — 8,813,127 and December 31, 2023 — 8,535,161 shares issued and held in treasury	(34,931)	(33,734)
Total stockholders’ equity	1,958,630	1,968,104
Total liabilities and stockholders’ equity	$2,994,258	$3,011,104

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars are in thousands, except for share and per share amounts)

	Three Months Ended March 31, 2024
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, January 1, 2024	$39	$156,076	$2,343,747	$(503,861)	$5,837	$(33,734)	$1,968,104
Net loss	—	—	—	(5,753)	—	—	(5,753)
Stock-based compensation expense	—	—	1,164	—	—	—	1,164
Common stock ($0.00625 per share) and Series B Preferred Stock ($0.875 per share) dividends declared	—	—	—	(3,994)	—	—	(3,994)
Common stock issued for 401(k) match (275,570 shares)	—	69	1,182	—	—	—	1,251
Common stock issued under ATM Program (248,561 shares)	—	62	1,041	—	—	—	1,103
Common stock issued as incentive compensation (959,615 shares)	—	240	3,115	—	—	(1,197)	2,158
Other comprehensive (loss)	—	—	—	—	(5,403)	—	(5,403)
Balances, March 31, 2024	$39	$156,447	$2,350,249	$(513,608)	$434	$(34,931)	$1,958,630

	Three Months Ended March 31, 2023
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, January 1, 2023	$39	$151,819	$2,260,290	$(403,931)	$2,448	$(31,698)	$1,978,967
Net loss	—	—	—	(3,173)	—	—	(3,173)
Stock-based compensation expense	—	—	1,190	—	—	—	1,190
Common stock ($0.00625 per share) and Series B Preferred Stock ($0.875 per share) dividends declared	—	—	—	(3,891)	—	—	(3,891)
Common stock issue for 401(k) match (199,623 shares)	—	50	1,095	—	—	—	1,145
Common stock issued as incentive compensation (498,348 shares)	—	125	(125)	—	—	(482)	(482)
Common stock issued under ATM Program (2,173,274 shares)	—	542	11,343	—	—	—	11,885
Other comprehensive income	—	—	—	—	6,516	—	6,516
Balances, March 31, 2023	$39	$152,536	$2,273,793	$(410,995)	$8,964	$(32,180)	$1,992,157

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1. Basis of Preparation of Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Hecla Mining Company and its subsidiaries (collectively, “Hecla,” “the Company,” “we,” “our,” or “us,” except where the context requires otherwise) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required annually by accounting principles generally accepted in the United States of America (“GAAP”). Therefore, this information should be read in conjunction with the Company’s consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The consolidated December 31, 2023 balance sheet data was derived from our audited consolidated financial statements. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Note 2. Business Segments and Sales of Products

We discover, acquire and develop mines and other mineral interests and produce and market (i) concentrates containing silver, gold, lead and zinc, (ii) carbon material containing silver and gold, and (iii) doré containing silver and gold. We are currently organized and managed in four segments: Greens Creek, Lucky Friday, Keno Hill and Casa Berardi.

Effective January 2024 we revised our internal reporting provided to our Chief Operating Decision Maker to no longer include any financial performance information for our Nevada Operations, reflecting the current status of the Nevada Operations being on care and maintenance. General corporate activities not associated with operating mines and their various exploration activities, as well as idle properties and environmental remediation services in the Yukon, Canada, and the previously separately reported Nevada Operations are presented as “Other.” The presentation of the prior period information disclosed below has been revised to reflect this change.

The following tables present information about our reportable segments sales for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Total sales to external customers:
Greens Creek	$97,310	$98,611
Lucky Friday	35,340	49,110
Keno Hill	10,847	—
Casa Berardi	41,584	50,998
Other	4,447	781
	$189,528	$199,500

Income (loss) from operations:
Greens Creek	$26,216	$31,241
Lucky Friday	22,953	14,568
Keno Hill	(9,085)	(6,763)
Casa Berardi	(17,995)	(13,693)
Other	(17,025)	(19,800)
	$5,064	$5,553
Reconciliation of income from operations to (loss) income before income and mining taxes:
Income from operations:	$5,064	$5,553
Adjustments all attributable to the Other segment
Interest expense	(12,644)	(10,165)
Fair value adjustments, net	(1,852)	3,181
Net foreign exchange gain	3,982	108
Other income	1,512	1,392
(Loss) income before income and mining taxes	$(3,938)	$69

Other sales for the three months ended March 31, 2024 and 2023 is comprised of revenue from our environmental remediation services subsidiary in the Yukon for both periods presented and Nevada Operations metal sales in the prior period.

Lucky Friday's income from operations for the three months ended March 31, 2024, includes $17.4 million of business interruption insurance proceeds received during the quarter related to the fire which suspended Lucky Friday's operations from August 2023 through January 8, 2024.

Total sales to external customers for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Silver	$86,233	$81,532
Gold	67,415	75,087
Lead	19,483	25,402
Zinc	24,964	32,943
Less: Smelter and refining charges	(13,014)	(15,973)
Total metal sales	185,081	198,991
Environmental remediation services	4,447	509
Total sales	$189,528	$199,500

Sales of metals for the three months ended March 31, 2024 and 2023 include net gains of $3.1 million and $0.9 million, respectively, on financially-settled forward contracts for silver, gold, lead and zinc. See Note 8 for more information.

The following table presents total assets by reportable segment as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Total assets:
Greens Creek	$571,684	$569,369
Lucky Friday	571,700	578,110
Keno Hill	374,630	362,986
Casa Berardi	669,626	683,035
Other	806,618	817,604
	$2,994,258	$3,011,104

Note 3. Income and Mining Taxes

Major components of our income and mining tax (provision) benefit for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Current:
Domestic	$(992)	$(1,528)
Foreign	(979)	(1,174)
Total current income and mining tax (provision)	(1,971)	(2,702)
Deferred:
Domestic	(5,183)	(5,341)
Foreign	5,339	4,801
Total deferred income and mining tax benefit (provision)	156	(540)
Total income and mining tax (provision)	$(1,815)	$(3,242)

The income and mining tax provision for the three months ended March 31, 2024 and 2023 varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax loss due primarily to the impact of taxation in foreign jurisdictions, non-recognition of net operating losses and foreign exchange gains and losses in certain jurisdictions.

For the three months ended March 31, 2024, we used the annual effective tax rate method to calculate the tax provision. Valuation allowances on Nevada, Mexico and certain Canadian net operating losses were treated as discrete adjustments to the tax provision.

Note 4. Employee Benefit Plans

We sponsor three defined benefit pension plans, two of which cover substantially all U.S. employees. Net periodic pension (benefit) cost for the plans consisted of the following for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Service cost	$915	$949
Interest cost	2,076	1,993
Expected return on plan assets	(3,136)	(3,107)
Amortization of prior service cost	66	125
Amortization of net loss	15	(47)
Net periodic pension (benefit) cost	$(64)	$(87)

For the three months ended March 31, 2024 and 2023, the service cost component of net periodic pension cost is included in the same line items of our condensed consolidated financial statements as other employee compensation costs. The net benefit related to all other components of net periodic pension cost of $1.0 million for each of the three months ended March 31, 2024, and 2023, is included in other income on our condensed consolidated statements of operations and comprehensive loss.

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

The following table represents net loss per common share – basic and diluted (in thousands, except income (loss) per share):

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss	$(5,753)	$(3,173)
Preferred stock dividends	(138)	(138)
Net loss applicable to common stockholders	$(5,891)	$(3,311)

Denominator
Basic weighted average common shares	616,199	600,075
Dilutive restricted stock units, warrants and deferred shares	—	—
Diluted weighted average common shares	616,199	600,075

Basic loss per common share	$(0.01)	$(0.01)
Diluted loss per common share	$(0.01)	$(0.01)

For the three months ended March 31, 2024 and 2023, all outstanding unvested restricted stock units, deferred restricted stock units, warrants and convertible preferred stock were excluded from the computation of diluted loss per share, as our reported net loss would cause their conversion and exercise to have an anti-dilutive effect on the calculation of diluted loss per share.

Note 6. Stockholders’ Equity

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including our share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any sales of shares under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form

S-3. Under the agreement we have sold 14,753,958 shares for total proceeds of $76.7 million, net of commissions and fees of $1.2 million from September 2022 through March 31, 2024. During the three months ended March 31, 2024, we sold 248,561 shares under the agreement for proceeds of $1.1 million, net of commissions and fees of $0.04 million.

Stock-based Compensation Plans

The Company has stock incentive plans for executives, directors and eligible employees, comprised of performance shares and restricted stock. Stock-based compensation expense for restricted stock unit and performance-based grants (collectively "incentive compensation") to employees totaled $1.2 million for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, there was $5.2 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.3 years.

In connection with the vesting of incentive compensation, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations and pays the obligations in cash. As a result, in the three months ended March 31, 2024, we withheld 277,966 shares valued at approximately $1.2 million, or approximately $4.31 per share.

Common Stock Dividends

The following table summarizes the dividends our Board of Directors have declared and we have paid during 2024 pursuant to our dividend policy:

Quarter	Prior Quarter Realized Silver Price	Silver-linked component	Minimum component	Total dividend per share
First 2024	23.47	$0.0025	$0.00375	$0.00625
First 2023	22.03	$0.0025	$0.00375	$0.00625

Accumulated Other Comprehensive Income (Loss), Net

The following table lists the beginning balance, quarterly activity and ending balances, net of income and mining tax, of each component of “Accumulated other comprehensive income (loss), net” (in thousands):

	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Income (Loss), Net
Balance January 1, 2024	$13,708	$(7,871)	5,837
Change in fair value of derivative contracts	(6,835)	—	(6,835)
Gains and deferred gains transferred from accumulated other comprehensive income	1,432	—	1,432
Balance March 31, 2024	$8,305	$(7,871)	$434

Balance January 1, 2023	$9,162	$(6,714)	$2,448
Changes in fair value of derivative contracts	$8,665	—	$8,665
Gains and deferred gains transferred from accumulated other comprehensive income	$(2,149)	—	$(2,149)
Balance March 31, 2023	$15,678	$(6,714)	$8,964

Note 7. Debt, Credit Agreement and Leases

Our debt as of March 31, 2024 and December 31, 2023 consisted of our 7.25% Senior Notes due February 15, 2028 (“Senior Notes”), our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”) and any drawn amounts on our $150 million Credit Agreement, which is described separately below. The following tables summarize our long-term debt balances, excluding interest and borrowings under the Credit Agreement, as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Senior Notes	IQ Notes	Total
Principal	$475,000	$35,600	$510,600
Unamortized discount/premium and issuance costs	(3,501)	211	(3,290)
Long-term debt balance	$471,499	$35,811	$507,310

	December 31, 2023
	Senior Notes	IQ Notes	Total
Principal	$475,000	$36,473	$511,473
Unamortized discount/premium and issuance costs	(3,730)	257	(3,473)
Long-term debt balance	$471,270	$36,730	$508,000

The following table summarizes the scheduled annual future payments, including interest, for our Senior Notes, IQ Notes, and finance and operating leases as of March 31, 2024 (in thousands). Operating leases are included in other current and non-current liabilities on our condensed consolidated balance sheets. The amounts for the IQ Notes are stated in U.S. dollars (“USD”) based on the USD/Canadian dollar (“CAD”) exchange rate as of March 31, 2024.

Twelve-month period ending March 31,	Senior Notes	IQ Notes	Finance Leases	Operating Leases
2025	$34,438	$2,322	$9,669	$2,431
2026	34,438	38,605	7,322	1,297
2027	34,438	—	4,967	1,829
2028	505,131	—	2,237	1,182
2029			1,167
Thereafter	—	—	1,027	6,736
	608,445	40,927	26,389	13,475
Less: effect of discounting	—	—	(2,606)	(3,250)
Total	$608,445	$40,927	$23,783	$10,225

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

Hecla Mining Company and certain of our subsidiaries are the borrowers under the Credit Agreement, while certain of our other subsidiaries are guarantors of the borrowers’ obligations under the Credit Agreement. As further security, the Credit Agreement is collateralized by a mortgage on the Greens Creek mine, the equity interests of subsidiaries that own the Greens Creek mine or are part of the Greens Creek Joint Venture and our subsidiary Hecla Admiralty Company (the “Greens Creek Group”), and by all of the Greens Creek Group’s rights and interests in the Greens Creek Joint Venture Agreement, and in all assets of the joint venture and of any member of the Greens Creek Group.

At March 31, 2024, we had net draws of $140.0 million outstanding at an interest rate of 8.0%, and $6.8 million of outstanding letters of credit. Letters of credit that are outstanding reduce availability under the Credit Agreement.

We believe we were in compliance with all covenants under the Credit Agreement as of March 31, 2024.

See Note 13: for updates regarding the Credit Agreement.

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

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi operation and Keno Hill operation are USD-functional entities which routinely incur expenses denominated in CAD. Such expenses expose us to exchange rate fluctuations between the USD and CAD. We have a program to manage our exposure to fluctuations in the USD exchange rate for these subsidiaries' future operating and capital costs denominated in CAD. The program related to forecasted cash operating costs at Casa Berardi and Keno Hill utilizes forward contracts to buy CAD, some of which are designated as cash flow hedges. As of March 31, 2024, we have a total of 493 forward contracts outstanding to buy a total of CAD $370.6 million having a notional amount of USD$278.6 million for Casa Berardi, Keno Hill, and some corporate Canadian expenses. The CAD contracts related to forecasted cash operating costs at Casa Berardi and Keno Hill from 2024-2026 have a total notional value of CAD$299.7 million and have CAD-to-USD exchange rates ranging between 1.278 and 1.3665 The CAD contracts related to forecasted capital expenditures at Casa Berardi from 2024-2026 have a total notional value of CAD$35.1 million at an average CAD-to-USD exchange rate of 1.351. The CAD contracts related to forecasted capital expenditures at Keno Hill from 2024-2026 have a total notional value of CAD$19.2 million at an average CAD-to-USD exchange rate of 1.354.

As of March 31, 2024 and December 31, 2023, we recorded the following balances for the fair value of the foreign currency forward contracts (in millions):

	March 31,	December 31,
Balance sheet line item:	2024	2023
Other current assets	$0.4	$2.7
Other non-current assets	$0.3	$2.0
Other current liabilities	$(3.1)	$(1.1)
Other non-current liabilities	$(1.2)	$(0.4)

Net unrealized losses of $3.9 million related to the effective portion of the foreign currency forward contracts designated as hedges are included in accumulated other comprehensive income (loss) as of March 31, 2024. Unrealized gains and losses will be transferred from accumulated other comprehensive income (loss) to current earnings as the underlying operating expenses are recognized. We estimate $2.9 million in net unrealized losses included in accumulated other comprehensive income (loss) as of March 31, 2024 will be reclassified to current earnings in the next twelve months. Net realized losses of $0.4 million and $0.9 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive income (loss) and included in cost of sales and other direct production costs for the three months ended March 31, 2024 and 2023, respectively. Net losses of $1.9 million and net gains of $0.7 million for the three months ended March 31, 2024 and 2023, respectively, were related to contracts not designated as hedges. No net unrealized gains or losses related to ineffectiveness of the hedges are included in fair value adjustments, net on our consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, respectively.

Metals Prices

We are currently using financially-settled forward contracts to manage the exposure to:

•
changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement; and
•
changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.

The following tables summarize the quantities of metals committed under forward metals contracts at March 31, 2024 and December 31, 2023:

March 31, 2024	Ounces/pounds under contract (in 000's except gold)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2024 settlements	2,617	9,060	-	12,015	$24.81	$2,165	N/A	$0.98
Contracts on forecasted sales
2024 settlements	-	-	-	45,691	N/A	N/A	N/A	$0.98
2025 settlements	-	-	-	43,541	N/A	N/A	N/A	$0.98

December 31, 2023	Ounces/pounds under contract (in 000's except gold)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2023 settlements	735	3	441	15,542	$24.40	$2,045	$1.51	$1.00
Contracts on forecasted sales
2024 settlements	—	—	—	56,713	N/A	N/A	N/A	$0.98
2025 settlements	—	—	—	49,273	N/A	N/A	N/A	$0.98

We recorded the following balances for the fair value of the forward metals contracts as of March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024			December 31, 2023
Balance sheet line item:	Contracts in an asset position	Contracts in a liability position	Net asset (liability)	Contracts in an asset position	Contracts in a liability position	Net asset (liability)
Other current assets	$2.4	$—	$2.4	$3.1	$—	$3.1
Other non-current assets	$0.8	$—	$0.8	$1.5	$—	$1.5
Other current liabilities	$—	$—	$—	$—	$(0.1)	$(0.1)
Other non-current liabilities	$—	$—	$—	$—	$—	$—

Net realized and unrealized gains of $12.5 million related to the effective portion of the forward metals contracts designated as hedges were included in accumulated other comprehensive income (loss) as of March 31, 2024. Unrealized gains and losses will be transferred from accumulated other comprehensive income (loss) to current earnings as the underlying forecasted sales are recognized. We estimate $11.2 million in net realized and unrealized gains included in accumulated other comprehensive income (loss) as of March 31, 2024 would be reclassified to current earnings in the next twelve months. The realized gains arose due to cash settlement of zinc contracts prior to maturity in 2022 and zinc and lead contracts during 2023 for net proceeds of $17.4 million and $8.5 million, respectively. We recognized a net gain of $3.1 million, including a $1.9 million gain transferred from accumulated other comprehensive income (loss), and a net gain of $0.9 million, including a $3.0 million loss transferred from accumulated other comprehensive income(loss) during the three months ended March 31, 2024 and 2023, respectively. These gains and losses were recognized on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which are included in sales. The net losses and gains recognized on the contracts offset gains and losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our Credit Agreement would cause a default under the derivative contract. As of March 31, 2024, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these agreements was $5.4 million as of March 31, 2024, which includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at March 31, 2024, we could have been required to settle our obligations under the agreements at their termination value of $5.4 million.

Note 9. Fair Value Measurement

Fair value adjustments, net is comprised of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
(Loss) gain on derivative contracts	$(1,899)	$987
Unrealized gain (loss) on equity securities investments	47	2,194
Total fair value adjustments, net	$(1,852)	$3,181

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

Description	Balance at March 31, 2024	Balance at December 31, 2023	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$80,169	$106,374	Level 1
Current and non-current investments:
Equity securities	32,873	32,284	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	30,508	14,740	Level 2
Restricted cash and cash equivalent balances:
Certificates of deposit and other deposits	1,163	1,165	Level 1
Derivative contracts - current and non-current derivative assets:
Foreign exchange contracts	685	4,657	Level 2
Metal forward contracts	3,246	4,698	Level 2
Total assets	$148,644	$163,918

Liabilities:
Derivative contracts - current and non-current derivative liabilities:
Foreign exchange contracts	$4,267	$1,508	Level 2
Metal forward contracts	—	40	Level 2
Total liabilities	$4,267	$1,548

Cash and cash equivalents consist primarily of money market funds and are valued at cost, which approximates fair value.

Current and non-current restricted cash and cash equivalent balances consist primarily of certificates of deposit, U.S. Treasury securities, and other deposits and are valued at cost, which approximates fair value.

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

At March 31, 2024, our Senior Notes and IQ Notes were recorded at their carrying value of $471.5 million and $35.8 million, respectively, net of unamortized initial purchaser discount/premium and issuance costs. The estimated fair values of our Senior Notes and IQ Notes were $477.6 million and $35.9 million, respectively, at March 31, 2024. Quoted market prices, which we consider to be

Level 1 inputs, are utilized to estimate fair values of the Senior Notes. Unobservable inputs which we consider to be Level 3, including an assumed current annual yield of 8.06%, are utilized to estimate the fair value of the IQ Notes. See Note 7 for more information. The Credit Agreement, which we consider to be Level 1 in the fair value hierarchy, has a carrying and fair value of $140 million.

Note 10. Product Inventories

Our major components of product inventories are (in thousands):

	March 31, 2024	December 31, 2023
Concentrates	$16,423	$13,328
Stockpiled ore	8,870	7,168
In-process	12,121	8,327
Total product inventories	$37,414	$28,823

Note 11. Commitments, Contingencies and Obligations

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

Debt

See Note 7 for information on the commitments related to our debt arrangements as of March 31, 2024.

Other Commitments

Our contractual obligations as of March 31, 2024 included open purchase orders and commitments of $11.1 million, $17.5 million, $10.2 million, $2.5 million and $0.8 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, Casa Berardi and Other, respectively. We also have total commitments of $26.4 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi, and Keno Hill units, and total commitments of $13.5 million relating to payments on operating leases (see Note 7 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of March 31, 2024, we had surety bonds totaling $195.3 million and letters of credit totaling $6.8 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. We continue to evaluate the impact of this update on our consolidated financial statements and disclosures and don't expect any changes to our current reportable segments.

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

Note 13. Subsequent Events

On May 3, 2024 we entered into a First Amendment to Credit Agreement (the “First Amendment”), which makes certain changes to our existing Credit Agreement (the “Original Credit Agreement” and the Original Credit Agreement, as amended, modified and supplemented by the First Amendment, the “Credit Agreement”), with the various financial institutions and other persons from time to time party thereto as lenders (the “Lenders”), Bank of Montreal and Bank of America, N.A. as letters of credit issuers, and Bank of America, N.A., as administrative agent for the Lenders and as swingline lender. See Note 7. Debt, Credit Agreement and Leases above for a discussion of our Original Credit Agreement. The Original Credit Agreement remains in effect except for the explicit amendments, modifications and supplements made by the First Amendment. The First Amendment made the following changes to our Original Credit Agreement:

•
increases the amount available for borrowing to $225 million from $150 million;
•
extends the maturity date to July 21, 2028 from July 21, 2026 (the maturity date of the Credit Agreement will be accelerated to August 15 2027 if our Senior Notes are not refinanced by that date);
•
National Bank, TD Securities, Bank of Nova Scotia and ING are added as new Lenders and Credit Suisse AG, New York Branch assigned its interests in the Original Credit Agreement to its affiliate UBS AG, Stamford Branch immediately prior to entering into the First Amendment.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A. – Risk Factors in our 2023 Form 10-K. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “Hecla,” “the Company,” “we,” “us” and “our” refer to Hecla Mining Company and its consolidated subsidiaries, except where the context requires otherwise. You should read this discussion in conjunction with our consolidated financial statements, the related MD&A and the discussion of our Business and Properties in our 2023 Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”). The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Forward-Looking Statements” above for further discussion). References to “Notes” are Notes included in our Notes to Condensed Consolidated Financial Statements (Unaudited). Throughout MD&A, all references to losses or income per share are on a diluted basis.

Overview

Established in 1891, we are the oldest operating precious metals mining company in the United States. We are also the largest silver producer in the United States, producing over 45% of the U.S. silver production at our Greens Creek and Lucky Friday operations. We also produce gold at our Casa Berardi and Greens Creek operations. In addition, we are developing the Keno Hill mine in the Yukon Territory, Canada which we acquired on September 7, 2022 and began ramp-up during the second quarter of 2023. Based upon the jurisdictions in which we operate, we believe we have lower political and economic risk compared to other mining companies whose mines are located in other parts of the world. Our exploration interests are located in the United States, Canada and Mexico. Our operating and strategic framework is based on expanding our production and locating and developing new resource potential in a safe and responsible manner.

First Quarter 2024 Highlights

Operational:

•
Produced 4.2 million ounces of silver and 36,592 ounces of gold. See Consolidated Results of Operations below for information on total cost of sales, as well as cash costs and all in sustaining costs, each after by-product credits, per silver and gold ounce for the three-month periods ended March 31, 2024 and 2023.
•
Restarted Lucky Friday on January 9, 2024 and ramped up to full production in March producing 1.1 million ounces.
•
Keno Hill produced 0.6 million ounces of silver as ramp-up of production continued during the quarter.
•
Advanced the underground development at Keno Hill mine by 2,339 feet.

Financial:

•
Generated sales of $189.5 million.
•
Invested in our operations by making capital expenditures of approximately $47.6 million, including $8.8 million at Greens Creek, $15.0 million at Lucky Friday, $13.3 million at Casa Berardi and $10.3 million at Keno Hill.
•
Collected $17.4 million in insurance proceeds related to the Lucky Friday fire.
•
Returned $4.0 million to our stockholders through dividend payments.
•
Spent $4.3 million on exploration and pre-development activities.

External Factors that Impact our Results

Our financial results vary as a result of fluctuations in market prices primarily for silver and gold and, to a lesser extent, zinc and lead. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Beginning in 2020, with the onset of the COVID-19 pandemic, and continuing in 2024 because of a series of macro-economic factors, there has been significant volatility in the financial and commodities markets, including the precious metals market. We believe the outlook for precious metals fundamentals in the medium- and long-term are favorable. See Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K"), for further discussion. Because we cannot control the price of our products, the key measures that management focuses on in operating our business are production volumes, payable sales volumes, Cash Cost, After By-product Credits, per Ounce (non-GAAP) and All-In Sustaining Cost, After By-product Credits, per Ounce (“AISC”) (non-GAAP), operating cash flows, capital expenditures, free cash flow and adjusted EBITDA. The average realized prices for all metals sold by us continued to exhibit significant volatility period over period. We have also experienced significant cost inflation across our operations, principally associated with higher energy prices, increased costs for other consumables such as reagents, explosives and steel, and higher labor and contractor costs.

Consolidated Results of Operations

Total sales for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Silver	$86,233	$81,532
Gold	67,415	75,087
Lead	19,483	25,402
Zinc	24,964	32,943
Less: Smelter and refining charges	(13,014)	(15,973)
Total metal sales	185,081	198,991
Environmental remediation services	4,447	509
Total sales	$189,528	$199,500

Environmental remediation services revenue is generated by performing remediation work in the historical Yukon Territory mining district on behalf of the Canadian government. The scope of all work is agreed to in advance by the Canadian government, and it is essentially pass through in nature with minimal margin generated by the Company in performing this work.

Total metal sales for the three months ended March 31, 2024 and 2023, and the approximate variances attributed to differences in metals prices, sales volumes and smelter terms, were as follows:

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Three months ended March 31, 2023	$81,532	$75,087	$58,345	$(15,973)	$198,991
Variances - 2024 versus 2023:
Price	7,474	6,408	(7,345)	—	6,537
Volume	(2,773)	(14,080)	(6,553)	876	(22,530)
Smelter terms	—	—	—	2,083	2,083
Three months ended March 31, 2024	$86,233	$67,415	$44,447	$(13,014)	$185,081

The fluctuations in sales for the three months ended March 31, 2024 compared to the same period in 2023 were primarily due to the following two reasons:

•
Higher average realized prices for silver and gold partially offset by lower average realized prices for lead and zinc during the three months ended March 31, 2024, compared to the same periods in 2023. The table below summarizes spot prices and our realized prices for the commodities we sell:

		Three Months Ended March 31,
		2024	2023
Silver –	London PM Fix ($/ounce)	$23.36	$22.56
	Realized price per ounce	$24.77	$22.62
Gold –	London PM Fix ($/ounce)	$2,072	$1,889
	Realized price per ounce	$2,094	$1,902
Lead –	LME Final Cash Buyer ($/pound)	$0.94	$0.97
	Realized price per pound	$0.97	$1.02
Zinc –	LME Final Cash Buyer ($/pound)	$1.11	$1.42
	Realized price per pound	$1.10	$1.39

Average realized prices typically differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices. Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement. We recorded net positive price adjustments to provisional settlements of $3.5 million and $2.1 million for the three months ended March 31, 2024, and 2023, respectively. The price adjustments related to silver, gold, zinc and lead contained in our concentrate shipments were partially offset by gains and losses on forward contracts for those metals. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc. Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate, doré and carbon material shipped during the period.

•
Lower quantities of all metals sold during the three months ended March 31, 2024 compared to the same periods in 2023. This was primarily due to lower gold production and related sales at Casa Berardi, partially offset by sales from Keno Hill during the quarter following production commencing in the second quarter of 2023. See The Greens Creek Segment, The Lucky Friday Segment, The Keno Hill Segment, and Casa Berardi Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended March 31,
		2024	2023
Silver -	Ounces produced	4,192,098	4,041,878
	Payable ounces sold	3,481,884	3,604,494
Gold -	Ounces produced	36,592	39,717
	Payable ounces sold	32,189	39,473
Lead -	Tons produced	11,922	13,236
	Payable tons sold	10,020	12,513
Zinc -	Tons produced	16,389	15,795
	Payable tons sold	11,322	11,858

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

Sales, total cost of sales, gross profit (loss), Cash Cost, After By-product Credits, per Ounce (“Cash Cost”) (non-GAAP) and AISC (non-GAAP) at our operating units for the three months ended March 31, 2024 and 2023 were as follows (in thousands, except for Cash Cost and AISC):

	Silver				Gold and Other
	Greens Creek	Lucky Friday	Keno Hill	Total Silver (2)	Casa Berardi	Other (3)	Total Gold and Other
Three Months Ended March 31, 2024:
Sales	$97,310	$35,340	$10,847	$143,497	$41,584	$4,447	$46,031
Total cost of sales	(69,857)	(27,519)	(10,847)	(108,223)	(58,260)	$(3,885)	(62,145)
Gross profit (loss)	$27,453	$7,821	$—	$35,274	$(16,676)	$562	$(16,114)
Cash Cost (1)	$3.45	$8.85	$—	$4.78	$1,669	$—	$1,669
AISC (1)	$7.16	$17.36	$—	$13.10	$1,899	$—	$1,899
Three Months Ended March 31, 2023:
Sales	$98,611	$49,110	$—	$147,721	$50,998	$781	$51,779
Total cost of sales	(66,288)	(34,534)	—	(100,822)	(62,998)	(732)	(63,730)
Gross profit (loss)	$32,323	$14,576	$—	$46,899	$(12,000)	$49	$(11,951)
Cash Cost (1)	$1.16	$4.30	$—	$2.14	$1,775	$—	$1,775
AISC (1)	$3.82	$10.69	$—	$8.96	$2,392	$—	$2,392

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

(3)
For the three months ended March 31, 2024, Other includes $4.4 million of sales and $3.9 million, of total cost of sales, from our environmental remediation services in the Yukon compared to $0.5 million of sales and $0.4 million of total cost of sales for the three months ended March 31, 2023.

While revenue from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product of Greens Creek, Lucky Friday and Keno Hill is appropriate because:

•
silver has historically accounted for a higher proportion of revenue than any other metal and is expected to do so in the future;

•
we have historically presented the Greens Creek and Lucky Friday units as primary silver producers, based on the original analysis that justified putting the project into production, and the same analysis applies to the Keno Hill unit. Further we believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year;
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

We believe the identification of silver as a by-product credit is appropriate at Casa Berardi because of its lower economic value compared to gold and due to the fact that gold is the primary product we intend to produce there. In addition, we do not receive sufficient revenue from silver at the Casa Berardi to warrant classification of such as a co-product. Because we consider silver to be a by-product of our gold production at Casa Berardi, the value of silver offsets operating costs within our calculations of Cash Cost, After By-product Credits, per Gold Ounce and AISC, After By-product Credits, per Gold Ounce.

We reported a net loss applicable to common stockholders of $5.9 million for the three months ended March 31, 2024, compared to a net loss applicable to common stockholders of $3.3 million in the comparable period in 2023. The following were the significant drivers of changes in net loss applicable to common stockholders compared to 2023:

•
Consolidated gross profit decreased by $15.8 million. See The Greens Creek Segment, The Lucky Friday Segment, The Keno Hill Segment, and The Casa Berardi Segment sections below for a discussion on the key drivers by operating unit.
•
Ramp-up and suspension costs increased by $3.2 million primarily due to $2.2 million related to the suspension of operations at Lucky Friday prior to the restart of operations on January 9, 2024 due to the underground fire that occurred in the #2 shaft and $8.7 million of Keno Hill ramp-up activities following the Alexco acquisition, partially offset by a reduction of care and maintenance costs at our non-operating sites.
•
Other operating income (expense) increased by $16.9 million primarily due to the $17.4 million of insurance proceeds received during the quarter related to the Lucky Friday fire.
•
Fair value adjustments, net losses increased by $5.0 million primarily due to higher unrealized losses on undesignated derivative contracts of $2.9 million and higher unrealized losses on our marketable equity securities portfolio of $2.1 million than in the comparable period in 2023.
•
Net foreign exchange gain increased by $3.9 million to $4.0 million reflecting the continued strengthening of the US dollar against the Canadian dollar impact, and related impact on the revaluation of our Canadian monetary assets and liabilities.

Greens Creek

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2024	2023
Sales	$97,310	$98,611
Cost of sales and other direct production costs	(55,414)	(51,824)
Depreciation, depletion and amortization	(14,443)	(14,464)
Total cost of sales	(69,857)	(66,288)
Gross profit	$27,453	$32,323
Tons of ore milled	232,188	233,167
Production:
Silver (ounces)	2,478,594	2,772,860
Gold (ounces)	14,588	14,885
Lead (tons)	4,834	5,202
Zinc (tons)	13,062	12,482
Payable metal quantities sold:
Silver (ounces)	2,090,449	2,292,035
Gold (ounces)	12,186	12,646
Lead (tons)	3,670	4,156
Zinc (tons)	9,564	9,244
Ore grades:
Silver ounces per ton	13.3	14.4
Gold ounces per ton	0.09	0.08
Lead percent	2.6%	2.6%
Zinc percent	6.3%	6.0%
Total production cost per ton	$212.92	$198.60
Cash Cost, After By-product Credits, per Silver Ounce (1)	$3.45	$1.16
AISC, After By-Product Credits, per Silver Ounce (1)	$7.16	$3.82
Capital additions	$8,827	$6,658

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

The $4.9 million decrease in gross profit for the first quarter of 2024 compared to the same period in 2023 was primarily due to lower sales volumes for all metals produced except zinc and higher cost of sales and other direct production costs attributable to an increase in hourly labor rates during the quarter, higher contractor labor maintenance expense, partially offset by higher realized silver and gold prices and lower treatment and refining charges. Capital additions increased by $2.2 million in the same period primarily due to higher mobile equipment purchases and the mine infrastructure development.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, per Silver Ounce:

Three Months Ended March 31,
2024
2023
14.50
9.50
4.50
-0.50
-5.50
-10.50
-15.50
-20.50
-25.50
-30.50
10.15
8.15
3.74
3.14
6.20
5.61
3.93
3.74
1.11
1.16
-21.68
-20.64
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

	Three Months Ended March 31,
	2024	2023
Cash Cost, Before By-product Credits, per Silver Ounce	$25.13	$21.80
By-product credits	(21.68)	(20.64)
Cash Cost, After By-product Credits, per Silver Ounce	$3.45	$1.16

	Three Months Ended March 31,
	2024	2023
AISC, Before By-product Credits, per Silver Ounce	$28.84	$24.46
By-product credits	(21.68)	(20.64)
AISC, After By-product Credits, per Silver Ounce	$7.16	$3.82

The increase in Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the quarter compared to the same quarter in 2023 was primarily due to higher production costs and higher sustaining capital, respectively.

Lucky Friday

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2024	2023
Sales	$35,340	$49,110
Cost of sales and other direct production costs	(19,608)	(24,079)
Depreciation, depletion and amortization	(7,911)	(10,455)
Total cost of sales	(27,519)	(34,534)
Gross profit	$7,821	$14,576
Tons of ore milled	86,234	95,303
Production:
Silver (ounces)	1,061,065	1,262,464
Lead (tons)	6,689	8,034
Zinc (tons)	2,851	3,313
Payable metal quantities sold:
Silver (ounces)	953,891	1,306,013
Lead (tons)	5,992	8,357
Zinc (tons)	1,641	2,614
Ore grades:
Silver ounces per ton	12.9	13.8
Lead percent	8.2%	8.8%
Zinc percent	3.9%	4.1%
Total production cost per ton	$233.10	$210.72
Cash Cost, After By-product Credits, per Silver Ounce (1)	$8.85	$4.30
AISC, After By-product Credits, per Silver Ounce (1)	$17.36	$10.69
Capital additions	$14,988	$14,707

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

During August 2023, mining was suspended while repairing an unused station in the #2 ventilation shaft, which is also the secondary egress. While under repair, a fire occurred causing damage to the station and shaft. The operation remained suspended due to a fire at the unused station. By early September, the fire had been extinguished, normal ventilation was reestablished and the workforce recalled. Following evaluation of alternatives, it was determined that in order to safely bring the mine back into production in the most rapid and cost-effective way, a new secondary egress needed to be developed to bypass the damaged portion of the #2 shaft. The new egress extends an existing ramp 1,600 feet, installed a 290-foot-long manway raise, and developed an 850-foot ventilation raise. This work resulted in operations being suspended for the remainder of 2023, with the mine restarting production on January 9th, and ramping up to full production during March. The Company has property and business interruption insurance coverage with an underground sub-limit of $50.0 million, and to date has received $17.4 million in property damage and business interruption insurance proceeds. There can be no assurance that we will succeed in receiving the full $50 million.

Gross profit decreased by $6.8 million for the quarter ended March 31, 2024, compared to the same period in 2023, reflecting a combination of lower sales volumes for all metals produced as the mine ramped up to full production and higher maintenance, mining and milling costs, partially offset by higher realized silver prices.

During the first quarter of 2024, $2.2 million of site specific suspension costs were included within Ramp-up and suspension costs on our condensed consolidated statements of operations and comprehensive loss.

Capital additions increased by $0.3 million in the quarter ended March 31, 2024, compared to the same period in 2023, reflecting the costs incurred to finalize the secondary egress partially offset by completion of the coarse ore bunker and silver hoist projects during 2023.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce:

Three Months Ended March 31,
2024
2023
14.50
9.50
4.50
-0.50
-5.50
-10.50
-15.50
-20.50
-25.50
-30.50
10.86
11.07
3.28
1.94
5.27
2.91
3.99
4.18
1.01
0.93
-15.56
-16.73
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

	Three Months Ended March 31,
	2024	2023
Cash Cost, Before By-product Credits, per Silver Ounce	$24.41	$21.03
By-product credits	(15.56)	(16.73)
Cash Cost, After By-product Credits, per Silver Ounce	$8.85	$4.30

	Three Months Ended March 31,
	2024	2023
AISC, Before By-product Credits, per Silver Ounce	$32.92	$27.42
By-product credits	(15.56)	(16.73)
AISC, After By-product Credits, per Silver Ounce	$17.36	$10.69

The increase in Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce compared to the same period in 2023 was primarily due to a combination of lower production and lower by-product credits in 2024.

Keno Hill

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
2024
Sales	$10,847
Cost of sales and other direct production costs	(7,245)
Depreciation, depletion and amortization	(3,602)
Total cost of sales	(10,847)
Gross profit	$—
Tons of ore milled	25,165
Production:
Silver (ounces)	646,312
Lead (tons)	576
Zinc (tons)	298
Payable metal quantities sold:
Silver (ounces)	432,331
Lead (tons)	359
Zinc (tons)	116
Ore grades:
Silver ounces per ton	26.3
Lead percent	2.4%
Zinc percent	1.3%
Capital additions	$10,346

We acquired our Keno Hill operations as part of the Alexco acquisition on September 7, 2022, and have focused on development activities and began initial operation of the mill during the second quarter of 2023. The average throughput during the first quarter of 2024 was 277 tons per day, with silver grades milled of 26.3 ounces per ton.

During 2024, Keno Hill recorded both sales and total cost of sales of $10.8 million, related to the concentrate produced and sold. The first quarter 2024 had $8.7 million of site-specific ramp up costs included in Ramp-up and suspension costs, compared to $5.9 million in the first quarter of 2023. Keno Hill recorded capital additions of $10.3 million, related to various mine underground development projects, mobile equipment purchases and deposits on long lead items for the the cemented tails batch plant.

Casa Berardi

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2024	2023
Sales	$41,584	$50,998
Cost of sales and other direct production costs	(35,309)	(48,962)
Depreciation, depletion and amortization	(22,951)	(14,036)
Total cost of sales	(58,260)	(62,998)
Gross loss	$(16,676)	$(12,000)
Tons of ore milled	381,626	429,158
Production:
Gold (ounces)	22,004	24,686
Silver (ounces)	6,127	6,554
Payable metal quantities sold:
Gold (ounces)	20,003	26,826
Silver (ounces)	5,213	6,446
Ore grades:
Gold ounces per ton	0.07	0.07
Silver ounces per ton	0.02	0.02
Total production cost per ton	$96.53	$107.95
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,669	$1,775
AISC, After By-product Credits, per Gold Ounce (1)	$1,899	$2,392
Capital additions	$13,316	$17,086

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

As part of the transition of the Casa Berardi mine from a combined underground and open pit operation to an open pit only operation, the lower margin east mine underground operations were closed in July 2023 and only the higher margin stopes of the west underground mine will be mined throughout mid-2024, at which time most underground activity, except for exploration will cease. This strategic change has resulted in production and sales decreasing significantly compared to the three-month period ended March 31, 2023. Following the halt to underground mining, Casa Berardi is expected to only produce gold from the 160 open pit, and at lower volumes than historic production levels with production expected to conclude no later than 2027. We forecast a gap in production from at least 2028 to at least 2030 when no ore will be mined and there will be no revenue. During this hiatus, our focus will be on investing in infrastructure and equipment, and on permitting and stripping two expected new open pits, Principal and West Mine Crown Pillar.. We expect to resume open pit mining at Casa Berardi no earlier than 2030, and anticipate that the mine will generate significant free cash flow at current gold prices.

Gross loss increased by $4.7 million to $16.7 million for the period ended March 31, 2024, compared to a gross loss of $12.0 million in the same period in 2023. The increase in gross loss includes $5.1 million in product inventory net realizable value write downs attributable to higher depreciation, depletion and amortization expense, reflecting the accelerated amortization of the west underground mine, the purchase of mobile equipment fleet in June and early July 2023 and the cessation of capitalization of any underground mine development costs effective July 2023. Processing of lower grade tonnage from both the underground and surface operations, higher costs related to mill maintenance and optimization activities, and higher fuel and other consumables costs, also contributed to the increased gross loss compared to the same period in 2023. Capital additions decreased by $3.8 million compared to the same period in 2023, primarily related to the cessation of capitalization of underground development.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce:

Three Months Ended March 31,
2024
2023
1400
1200
1000
800
600
400
200
0
-200
1240
1231
369
453
66
96
-6
-5
Mining
Milling
Other cash costs
By-product credits

	Three Months Ended March 31,
	2024	2023
Cash Cost, Before By-product Credits, per Gold Ounce	$1,675	$1,780
By-product credits	(6)	(5)
Cash Cost, After By-product Credits, per Gold Ounce	$1,669	$1,775

	Three Months Ended March 31,
	2024	2023
AISC, Before By-product Credits, per Gold Ounce	$1,905	$2,397
By-product credits	(6)	(5)
AISC, After By-product Credits, per Gold Ounce	$1,899	$2,392

The decrease in Cash Cost After By-product Credits, per Gold Ounce, for the first quarter 2024 compared to the same period for 2023 was primarily due to lower production costs from the cessation of underground mining of the east mine during July 2023, partially offset by lower production. Decreased sustaining capital for the first quarter of 2024, reflecting no underground development positively impacted AISC, After By-product Credits, per Gold Ounce.

Corporate Matters

Income Taxes

During the three months ended March 31, 2024, an income and mining tax provision of $1.8 million resulted in an effective tax rate of negative 46.1%. This compares to an income and mining tax provision of $3.2 million for the three months ended March 31, 2023, which resulted in an effective tax rate of 4699.0%. The comparability of our income and mining tax provision and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates including non-recognition of foreign exchange gains and losses; (v) percentage depletion; and (vi) the non-recognition of tax assets. The effective tax rate will fluctuate, sometimes significantly, period to period. The change in the effective tax rate during the three months ended March 31, 2024 compared to the comparable periods in 2023 is primarily related to the reported consolidated loss as well as the losses incurred at the consolidated Alexco subsidiaries, and the Nevada subsidiaries, for which no tax benefit is recognized due to uncertainty surrounding our ability to utilize these future tax benefits.

Each reporting period we assess our deferred tax balances based on a review of long-range forecasts and quarterly activity. A valuation allowance is provided for deferred tax assets for which it is more likely than not the related tax benefits will not be realized. We analyze our deferred tax assets and, if it is determined that we will not realize all or a portion of our deferred tax assets, we record or increase a valuation allowance. Conversely, if it is determined we will ultimately more likely than not be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact our ability to realize our deferred tax assets. Valuation allowances are provided on deferred tax assets in Nevada, Mexico, and certain Canadian jurisdictions. For additional information, please see risk factors Our accounting and other estimates may be imprecise and Our ability to recognize the benefits of deferred tax assets related to net operating loss carryforwards and other items is dependent on future cash flows and taxable income in Item 1A - Risk Factors in our 2023 Form 10-K.

Reconciliation of Total Cost of Sales to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations and for the Company for the three months ended March 31, 2024 and 2023.

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

Cash Cost, After By-product Credits, per Ounce is an important operating statistic that we utilize to measure each mine's operating performance. We use AISC, After By-product Credits, per Ounce as a measure of our mines' net cash flow after costs for reclamation and sustaining capital. This is similar to the Cash Cost, After By-product Credits, per Ounce non-GAAP measure we report, but also includes reclamation and sustaining capital costs. Current GAAP measures used in the mining industry, such as cost of goods sold, do not capture all the expenditures incurred to discover, develop and sustain silver and gold production. Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce also allow us to benchmark the performance of each of our mines versus those of our competitors. As a silver and gold mining company, we also use these statistics on an aggregate basis - aggregating the Greens Creek and Lucky Friday mines to compare our performance with that of other silver mining companies. Similarly, these statistics are useful in identifying acquisition and investment opportunities as they provide a common tool for measuring the financial performance of other mines with varying geologic, metallurgical and operating characteristics.

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

Casa Berardi reports Cash Cost, After By-product Credits, per Gold Ounce and AISC, After By-product Credits, per Gold Ounce for the production of gold, their primary product, and by-product revenues earned from silver, which is a by-product at Casa Berardi. Only costs and ounces produced relating to units with the same primary product are combined to represent Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce. Thus, the gold produced at Casa Berardi is not included as a by-product credit when calculating Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the total of Greens Creek and Lucky Friday, our combined silver properties. Similarly, the silver produced at our other two units is not included as a by-product credit when calculating the gold metrics for Casa Berardi.

In thousands (except per ounce amounts)	Three Months Ended March 31, 2024
	Greens Creek	Lucky Friday	Keno Hill (6)	Corporate (2)	Total Silver
Total cost of sales	$69,857	$27,519	$10,847	$—	$108,223
Depreciation, depletion and amortization	(14,443)	(7,911)	(3,602)	—	(25,956)
Treatment costs	9,724	3,223	—	—	12,947
Change in product inventory	(2,196)	611	—	—	(1,585)
Reclamation and other costs	(655)	(102)	—	—	(757)
Exclusion of Lucky Friday cash costs (3)	—	(3,634)	—	—	(3,634)
Exclusion of Keno Hill cash costs (4)	—	—	(7,245)	—	(7,245)
Cash Cost, Before By-product Credits (1)	62,287	19,706	—	—	81,993
Reclamation and other costs	785	222	—	—	1,007
Sustaining capital	8,416	12,051	—	66	20,533
Exclusion of Lucky Friday sustaining costs (3)	—	(5,396)	—	—	(5,396)
General and administrative	—	—	—	11,216	11,216
AISC, Before By-product Credits (1)	71,488	26,583	—	11,282	109,353
By-product credits:
Zinc	(20,206)	(4,785)	—	—	(24,991)
Gold	(26,551)	—	—	—	(26,551)
Lead	(6,980)	(11,720)	—	—	(18,700)
Exclusion of Lucky Friday by-product credits (3)	—	3,943	—	—	3,943
Total By-product credits	(53,737)	(12,562)	—	—	(66,299)
Cash Cost, After By-product Credits	$8,550	$7,144	$—	$—	$15,694
AISC, After By-product Credits	$17,751	$14,021	$—	$11,282	$43,054
Ounces produced	2,479	1,061			3,540
Exclusion of Lucky Friday ounces produced (3)	—	(253)			(253)
Divided by ounces produced	2,479	808			3,287
Cash Cost, Before By-product Credits, per Ounce	$25.13	$24.41			$24.95
By-product credits per ounce	(21.68)	(15.56)			(20.17)
Cash Cost, After By-product Credits, per Ounce	$3.45	$8.85			$4.78
AISC, Before By-product Credits, per Ounce	$28.84	$32.92			$33.27
By-product credits per ounce	(21.68)	(15.56)			(20.17)
AISC, After By-product Credits, per Ounce	$7.16	$17.36			$13.10

In thousands (except per ounce amounts)	Three Months Ended March 31, 2024
	Gold - Casa Berardi	Other (4)	Total Gold and Other
Total cost of sales	$58,260	$3,885	$62,145
Depreciation, depletion and amortization	(22,951)	—	(22,951)
Treatment costs	24	—	24
Change in product inventory	1,739	—	1,739
Reclamation and other costs	(209)	—	(209)
Exclusion of Other costs	—	(3,885)	(3,885)
Cash Cost, Before By-product Credits (1)	36,863	—	36,863
Reclamation and other costs	209	—	209
Sustaining capital	4,861	—	4,861
AISC, Before By-product Credits (1)	41,933	—	41,933
By-product credits:
Silver	(143)	—	(143)
Total By-product credits	(143)	—	(143)
Cash Cost, After By-product Credits	$36,720	$—	$36,720
AISC, After By-product Credits	$41,790	$—	$41,790
Divided by ounces produced	22	—	22
Cash Cost, Before By-product Credits, per Ounce	$1,675	$—	$1,675
By-product credits per ounce	(6)	—	(6)
Cash Cost, After By-product Credits, per Ounce	$1,669	$—	$1,669
AISC, Before By-product Credits, per Ounce	$1,905	$—	$1,905
By-product credits per ounce	(6)	—	(6)
AISC, After By-product Credits, per Ounce	$1,899	$—	$1,899

In thousands (except per ounce amounts)	Three Months Ended March 31, 2024
	Total Silver	Total Gold and Other	Total
Total cost of sales	$108,223	$62,145	$170,368
Depreciation, depletion and amortization	(25,956)	(22,951)	(48,907)
Treatment costs	12,947	24	12,971
Change in product inventory	(1,585)	1,739	154
Reclamation and other costs	(757)	(209)	(966)
Exclusion of Lucky Friday cash costs (3)	(3,634)	—	(3,634)
Exclusion of Keno Hill cash costs (6)	(7,245)	—	(7,245)
Exclusion of Other costs	—	(3,885)	(3,885)
Cash Cost, Before By-product Credits (1)	81,993	36,863	118,856
Reclamation and other costs	1,007	209	1,216
Sustaining capital	20,533	4,861	25,394
Exclusion of Lucky Friday sustaining costs (8)	(5,396)	—	(5,396)
General and administrative	11,216	—	11,216
AISC, Before By-product Credits (1)	109,353	41,933	151,286
By-product credits:
Zinc	(24,991)	—	(24,991)
Gold	(26,551)	—	(26,551)
Lead	(18,700)	—	(18,700)
Silver	—	(143)	(143)
Exclusion of Lucky Friday by-product credits (8)	3,943	—	3,943
Total By-product credits	(66,299)	(143)	(66,442)
Cash Cost, After By-product Credits	$15,694	$36,720	$52,414
AISC, After By-product Credits	$43,054	$41,790	$84,844
Ounces produced	3,540	22
Exclusion of Lucky Friday ounces produced (8)	(253)	—
Divided by ounces produced	3,287	22
Cash Cost, Before By-product Credits, per Ounce	$24.95	$1,675
By-product credits per ounce	(20.17)	(6)
Cash Cost, After By-product Credits, per Ounce	$4.78	$1,669
AISC, Before By-product Credits, per Ounce	$33.27	$1,905
By-product credits per ounce	(20.17)	(6)
AISC, After By-product Credits, per Ounce	$13.10	$1,899

In thousands (except per ounce amounts)	Three Months Ended March 31, 2023 (5)
	Greens Creek	Lucky Friday	Corporate (2)	Total Silver
Total cost of sales	$66,288	$34,534	$—	$100,822
Depreciation, depletion and amortization	(14,464)	(10,455)	—	(24,919)
Treatment costs	10,368	5,277	—	15,645
Change in product inventory	(1,615)	(2,409)	—	(4,024)
Reclamation and other costs	(129)	(409)	—	(538)
Cash Cost, Before By-product Credits (1)	60,448	26,538	—	86,986
Reclamation and other costs	722	285	—	1,007
Sustaining capital	6,641	7,784	—	14,425
General and administrative	—	—	12,070	12,070
AISC, Before By-product Credits (1)	67,811	34,607	12,070	114,488
By-product credits:
Zinc	(24,005)	(6,816)	—	(30,821)
Gold	(25,286)	—	—	(25,286)
Lead	(7,942)	(14,299)	—	(22,241)
Total By-product credits	(57,233)	(21,115)	—	(78,348)
Cash Cost, After By-product Credits	$3,215	$5,423	$—	$8,638
AISC, After By-product Credits	$10,578	$13,492	$12,070	$36,140
Divided by ounces produced	2,773	1,262		4,035
Cash Cost, Before By-product Credits, per Ounce	$21.80	$21.03		$21.56
By-product credits per ounce	(20.64)	(16.73)		(19.42)
Cash Cost, After By-product Credits, per Ounce	$1.16	$4.30		$2.14
AISC, Before By-product Credits, per Ounce	$24.46	$27.42		$28.38
By-product credits per ounce	(20.64)	(16.73)		(19.42)
AISC, After By-product Credits, per Ounce	$3.82	$10.69		$8.96

In thousands (except per ounce amounts)	Three Months Ended March 31, 2023 (5)
	Gold - Casa Berardi	Other	Total Gold and Other
Total cost of sales	$62,998	$732	$63,730
Depreciation, depletion and amortization	(14,036)	(47)	(14,083)
Treatment costs	467	—	467
Change in product inventory	(2,417)	—	(2,417)
Reclamation and other costs	(217)	—	(217)
Exclusion of Casa Berardi cash costs (5)	(2,851)	—	(2,851)
Exclusion of Other costs	—	(685)	(685)
Cash Cost, Before By-product Credits (1)	43,944	—	43,944
Reclamation and other costs	217	—	217
Sustaining capital	15,015	—	15,015
AISC, Before By-product Credits (1)	59,176		59,176
By-product credits:
Silver	(127)	—	(127)
Total By-product credits	(127)	—	(127)
Cash Cost, After By-product Credits	$43,817	$—	$43,817
AISC, After By-product Credits	$59,049	$—	$59,049
Divided by ounces produced	25	—	25
Cash Cost, Before By-product Credits, per Ounce	$1,780	$—	$1,780
By-product credits per ounce	(5)	—	(5)
Cash Cost, After By-product Credits, per Ounce	$1,775	$—	$1,775
AISC, Before By-product Credits, per Ounce	$2,397	$—	$2,397
By-product credits per ounce	(5)	—	(5)
AISC, After By-product Credits, per Ounce	$2,392	$—	$2,392

In thousands (except per ounce amounts)	Three Months Ended March 31, 2023 (5)
	Total Silver	Total Gold and Other	Total
Total cost of sales	$100,822	$63,730	$164,552
Depreciation, depletion and amortization	(24,919)	(14,083)	(39,002)
Treatment costs	15,645	467	16,112
Change in product inventory	(4,024)	(2,417)	(6,441)
Reclamation and other costs	(538)	(217)	(755)
Exclusion of Casa Berardi cash costs (5)	—	(2,851)	(2,851)
Exclusion of Nevada Operations and other costs	—	(685)	(685)
Cash Cost, Before By-product Credits (1)	86,986	43,944	130,930
Reclamation and other costs	1,007	217	1,224
Sustaining capital	14,425	15,015	29,440
General and administrative	12,070	—	12,070
AISC, Before By-product Credits (1)	114,488	59,176	173,664
By-product credits:
Zinc	(30,821)	—	(30,821)
Gold	(25,286)	—	(25,286)
Lead	(22,241)	—	(22,241)
Silver	—	(127)	(127)
Total By-product credits	(78,348)	(127)	(78,475)
Cash Cost, After By-product Credits	$8,638	$43,817	$52,455
AISC, After By-product Credits	$36,140	$59,049	$95,189
Divided by ounces produced	4,035	25
Cash Cost, Before By-product Credits, per Ounce	$21.56	$1,780
By-product credits per ounce	(19.42)	(5)
Cash Cost, After By-product Credits, per Ounce	$2.14	$1,775
AISC, Before By-product Credits, per Ounce	$28.38	$2,397
By-product credits per ounce	(19.42)	(5)
AISC, After By-product Credits, per Ounce	$8.96	$2,392

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

(3)
Lucky Friday operations were suspended in August 2023 following the underground fire in the #2 shaft secondary egress and resumed on January 9, 2024. The portion of cash costs, sustaining costs, by-product credits, and silver production incurred during the suspension period are excluded from the calculation of total cost of sales, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(4)
Other includes $3.9 million and $0.5 million of total cost of sales for the three months ended March 31, 2024, and 2023 respectively, related to the environmental services business acquired as part of the Alexco acquisition.

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

At March 31, 2024, we had $80.2 million in cash and cash equivalents, of which $5.5 million was held in foreign subsidiaries' local currency that we anticipate utilizing for near-term operating, exploration or capital costs by those foreign subsidiaries. At March 31, 2024, we had utilized $140.0 million drawn on our credit facility of $150 million, with $6.8 million used for letters of credit and the remainder available as borrowings. We also have USD cash and cash equivalent balances held by our foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from our U.S. operations are adequate to fund our U.S. operations and corporate activities.

Pursuant to our common stock dividend policy described in Note 12 of Notes to Consolidated Financial Statements in our 2023 Form 10-K, our Board of Directors declared and paid dividends on our common stock of $3.9 million and $3.8 million, in the first quarters of 2024 and 2023, respectively. Our dividend policy has a silver-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend.

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

Pursuant to our stock repurchase program described in Note 12 of Notes to Consolidated Financial Statements in our 2023 Form 10-K, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of March 31, 2024 and December 31, 2023, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. We have not repurchased any shares since June 2014.

As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited) pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents in “at-the-market” offerings. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The equity distribution agreement can be terminated by us at any time. Any sales of shares under that agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. During the three months ended March 31, 2024, we sold 248,561 shares under the agreement for proceeds of $1.1 million, net of commissions and fees of $0.04 million.

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

We currently estimate a range of approximately $190 to $210 million (before any lease financing) will be spent in 2024 on capital expenditures, primarily for equipment, infrastructure, and development at our mines, including $47.6 million already incurred as of March 31, 2024. We also estimate exploration and pre-development expenditures will total approximately $32.5 million in 2024, including $4.3 million already incurred as of March 31, 2024. Our expenditures for these items and our related plans for 2024 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

Our liquid assets include (in millions):

	March 31, 2024	December 31, 2023
Cash and cash equivalents held in U.S. dollars	$74.7	$98.8
Cash and cash equivalents held in foreign currency	5.5	7.6
Total cash and cash equivalents	80.2	106.4
Marketable equity securities - non-current	32.9	33.7
Total cash, cash equivalents and investments	$113.1	$140.1

Cash and cash equivalents decreased by $26.2 million in the first three months of 2024. Cash held in foreign currencies represents balances in Canadian dollars and Mexican Pesos. The value of non-current marketable equity securities decreased by $0.8 million.

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash provided by operating activities (in millions)	$17.1	$40.6

Cash provided by operating activities for the three months ended March 31, 2024 of $17.1 million represented a $23.5 million decrease compared to the $40.6 million provided in the same period for 2023. $14.7 million of the variance was attributable to a higher income adjusted for non-cash items, reflecting higher non-cash depreciation, depletion and amortization expense and higher inventory write downs. The remaining variance was attributable to negative net working capital changes resulting from the resumption of operations following suspension at Lucky Friday consuming working capital, higher accounts receivable balances reflecting the timing of sales at Greens Creek and Keno Hill and an increase in inventory at Keno Hill

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash used in investing activities (in millions)	$(47.5)	$(54.4)

During the three months ended March 31, 2024, we invested $47.6 million in capital expenditures, a decrease of $6.9 million compared to the same period in 2023. The variance was primarily due to lower capital spending at Keno Hill and Casa Berardi.

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash provided by financing activities (in millions)	$4.9	$5.0

During the three months ended March 31, 2024, we had net draws of $12.0 million on our revolving credit facility resulting in $140.0 million outstanding at an interest rate of 8.0% on March 31, 2024. During the periods ended March 31, 2024 and 2023:

•
we paid cash dividends on our common and preferred stock totaling $4.0 million and $3.9 million, respectively.
•
we issued stock under our ATM program described above for net proceeds of $1.1 million and $11.9 million, respectively,and
•
we made repayments on our finance leases of $3.0 million and $2.5 million, respectively.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, IQ Notes, credit facility, outstanding purchase orders, certain capital expenditures and lease arrangements as of March 31, 2024 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$42,084	$—	$—	$—	$42,084
Credit facility(2)	140,024	55	—	—	140,079
Finance lease commitments (3)	9,669	12,289	3,404	1,027	26,389
Operating lease commitments (4)	2,431	3,126	1,182	6,736	13,475
Senior Notes (5)	34,438	68,876	505,131	—	608,445
IQ Notes (6)	2,322	38,605	—	—	40,927
Total contractual cash obligations	$230,968	$122,951	$509,717	$7,763	$871,399

(1)
Consists of open purchase orders and commitments of approximately $11.1 million, $17.5 million, $10.2 million, $2.5 million and $0.8 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, Casa Berardi and Other Operations, respectively.

(2)
The Credit Agreement provides for a $150 million revolving credit facility. We had net draws of $140.0 million and $6.8 million in letters of credit outstanding as of March 31, 2024. The amounts in the table above assume no additional amounts will be drawn in future periods, and include only the standby fee on the current undrawn balance and accrued interest. For more information on our credit facility, see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)
Includes scheduled finance lease payments of $6.3 million, $5.7 million, $7.9 million, and $6.5 million for equipment at Greens Creek, Lucky Friday, Casa Berardi, and Keno Hill, respectively.

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

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters. At March 31, 2024, our liabilities for these matters totaled $121.3 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Critical Accounting Estimates

There have been no significant changes to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K.

Off-Balance Sheet Arrangements

At March 31, 2024, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of March 31, 2024
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$72,059	$7,417	$693	$—	$80,169
Other current assets	15,761	145,794	13,526	—	175,081
Properties, plants, equipment and mineral interests, net	—	2,654,819	8,336	—	2,663,155
Intercompany receivable (payable)	(84,511)	(904,893)	595,872	393,532	0
Investments in subsidiaries	2,186,720	—	—	(2,186,720)	—
Other non-current assets	443,643	20,798	27,546	(416,134)	75,853
Total assets	$2,633,672	$1,923,935	$645,973	$(2,209,322)	$2,994,258
Liabilities and Stockholders' Equity
Current liabilities	$27,454	$134,650	$13,134	$(22,601)	$152,637
Long-term debt	647,309	15,173	0	(0)	662,482
Non-current portion of accrued reclamation	—	109,575	2,093	—	111,668
Non-current deferred tax liability	279	97,732	—	—	98,011
Other non-current liabilities	—	10,830	—	—	10,830
Stockholders' equity	1,958,630	1,555,975	630,746	(2,186,721)	1,958,630
Total liabilities and stockholders' equity	$2,633,672	$1,923,935	$645,973	$(2,209,322)	$2,994,258

Unaudited Interim Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2024
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$3,057	$186,471	$—	$—	$189,528
Cost of sales and other direct production costs	(433)	(121,028)	—	—	(121,461)
Depreciation, depletion, amortization	—	(48,907)	—	—	(48,907)
General and administrative	(4,446)	(6,396)	(374)	—	(11,216)
Exploration and pre-development	(165)	(3,387)	(790)	—	(4,342)
Equity in earnings of subsidiaries	(18,252)	—	—	18,252	—
Other (expense) income	19,746	(13,768)	(9,446)	(4,072)	(7,540)
Income before income and mining taxes	(493)	(7,015)	(10,610)	14,180	(3,938)
Income and mining tax expense	(5,260)	(625)	—	4,070	(1,815)
Net income (loss)	(5,753)	(7,640)	(10,610)	18,250	(5,753)
Preferred stock dividends	(138)	—	—	—	(138)
Net income (loss) applicable to common stockholders	$(5,891)	$(7,640)	$(10,610)	$18,250	$(5,891)
Net income (loss)	(5,753)	(7,640)	(10,610)	18,250	(5,753)
Changes in comprehensive income (loss)	(5,403)	—	—	—	(5,403)
Comprehensive income (loss)	$(11,156)	$(7,640)	$(10,610)	$18,250	$(11,156)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risks and risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at March 31, 2024, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Item 1A. – Risk Factors of our 2023 Form 10-K).

Metals Prices

Changes in the market prices of silver, gold, lead and zinc can significantly affect our profitability and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our 2023 Form 10-K). We utilize financially-settled forward and put option contracts to manage our exposure to changes in prices for silver, gold, zinc and lead.

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer. Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our 2023 Form 10-K). At March 31, 2024, metals contained in concentrate sales and exposed to future price changes totaled 2.6 million ounces of silver, 9,060 ounces of gold and 5,450 tons of lead. If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $9.6 million. As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

Commodity-Price Risk Management

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2023 Form 10-K for a description of our commodity-price risk management program.

Foreign Currency Risk Management

We operate or have mining interests in Canada, which exposes us to risks associated with fluctuations in the exchange rates between the USD and the CAD. We determined the functional currency for our Canadian operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD to USD are recorded to earnings each period. For the three months ended March 31, 2024, we recognized a net foreign exchange gain of $4.0 million, compared to a net foreign exchange gain of $0.1 million for the three months ended March 31, 2023. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at March 31, 2024 would have resulted in a change of approximately $7.3 million in our net foreign exchange gain or loss. We do not hedge the remeasurement of monetary assets and liabilities. We do hedge some of our operating and capital costs denominated in foreign currency.

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Note 9 of Notes to Consolidated Financial Statements in our 2023 Form 10-K for a description of our foreign currency risk management.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of March 31, 2024, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

Item 5. Other Information

On May 3, 2024 we entered into a First Amendment to Credit Agreement (the “First Amendment”), which makes certain changes to our existing Credit Agreement (the “Original Credit Agreement” and the Original Credit Agreement, as amended, modified and supplemented by the First Amendment, the “Credit Agreement”), with the various financial institutions and other persons from time to time party thereto as lenders (the “Lenders”), Bank of Montreal and Bank of America, N.A. as letters of credit issuers, and Bank of America, N.A., as administrative agent for the Lenders and as swingline lender. See Note 7. Debt, Credit Agreement and Leases above for a discussion of our Original Credit Agreement. The Original Credit Agreement remains in effect except for the explicit amendments, modifications and supplements made by the First Amendment. The First Amendment made the following changes to our Original Credit Agreement:

•
increases the amount available for borrowing to $225 million from $150 million;
•
extends the maturity date to July 21, 2028 from July 21, 2026 (the maturity date of the Credit Agreement will be accelerated to August 15 2027 if our Senior Notes are not refinanced by that date);
•
National Bank, TD Securities, Bank of Nova Scotia and ING are added as new Lenders and Credit Suisse AG, New York Branch assigned its interests in the Original Credit Agreement to its affiliate UBS AG, Stamford Branch immediately prior to entering into the First Amendment; and
•
provided updates and changes to certain of our confidential disclosure statements as discussed in the paragraph immediately below.

The Credit Agreement contains representations and warranties made by us. The assertions embodied in those representations and warranties are qualified by information in confidential disclosure schedules that we have exchanged in connection with signing the Original Credit Agreement, with some updates and changes to those confidential disclosure schedules made in connection with the First Amendment. While we do not believe that they contain information securities laws require us to publicly disclose other than information that has already been so disclosed, the disclosure schedules do contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Credit Agreement. Accordingly, you should not rely on the representations and warranties as characterizations of the actual state of facts, since they are modified in important part by the underlying disclosure schedules. The Credit Agreement has been incorporated by reference herein to provide you with information regarding its terms. It is not intended to provide any other factual information about us. Such information about us can be found elsewhere in other public filings we have made with the SEC, which are available without charge at www.sec.gov.

The disclosure schedules contain information that has been included in our general prior public disclosures, as well as potential additional non-public information. Moreover, information concerning the subject matter of the representations and warranties may have changed since the date of the Amended Credit Agreement, which subsequent information may or may not be fully reflected in public disclosures.

A copy of the First Amendment, which includes as an exhibit thereto the Original Credit Agreement, as amended, modified and supplemented by the First Amendment, is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Part II - Other Information

Hecla Mining Company and Subsidiaries

Item 1. Legal Proceedings

For information concerning legal proceedings, refer to Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited), which is incorporated by reference into this Item 1.

Item 1A. Risk Factors

Item 1A. – Risk Factors of our 2023 Form 10-K set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this Quarterly Report.

Item 5. Other Information

Item 5(c) During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – March 31, 2024

Index to Exhibits

Exhibit Number	Description
1.1

First Amendment to Equity Distribution Agreement, dated as of February 15, 2024, by and among Hecla Mining Company and the sales agents party thereto, incorporated by reference to exhibit 1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-8491).

10.1

First Amendment to Credit Agreement, dated as of May 3, 2024, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company, and Hecla Juneau Mining Company, as the Borrowers, Bank of America, N.A., as Administrative Agent for the Lenders, and various Lenders.*

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine safety information listed in Section 1503 of the Dodd-Frank Act.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document. **
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents **
104	Cover page formatted as Inline XBRL and contained in Exhibit 101 **

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

HECLA MINING COMPANY
(Registrant)

Date:	May 9, 2024	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	May 9, 2024	By:	/s/ Russell D. Lawlar
Russell D. Lawlar, Senior Vice President,
Chief Financial Officer