Form 10-Q
period 2024-06-30
HECLA MINING CO/DE/
filed 2024-08-07
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding August 2, 2024
Common stock, par value $0.25 par value per share	629,715,867

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2024

INDEX*

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Sales	$245,657	$178,131	$435,185	$377,631
Cost of sales and other direct production costs	140,464	107,754	261,925	233,304
Depreciation, depletion and amortization	53,763	32,718	102,670	71,720
Total cost of sales	194,227	140,472	364,595	305,024
Gross profit	51,430	37,659	70,590	72,607
Other operating expenses:
General and administrative	14,740	10,783	25,956	22,853
Exploration and pre-development	6,682	6,893	11,024	11,860
Ramp-up and suspension costs	5,538	16,323	20,061	27,659
Provision for closed operations and environmental matters	1,153	3,111	2,139	4,155
Other operating income, net	(17,283)	(4,262)	(34,254)	(4,284)
Total other operating expenses	10,830	32,848	24,926	62,243
Income from operations	40,600	4,811	45,664	10,364
Other expense:
Interest expense	(12,505)	(10,311)	(25,149)	(20,476)
Fair value adjustments, net	5,002	(2,558)	3,150	623
Net foreign exchange gain (loss)	2,673	(3,850)	6,655	(3,742)
Other income	1,180	1,376	2,692	2,768
Total other expense	(3,650)	(15,343)	(12,652)	(20,827)
Income (loss) before income and mining taxes	36,950	(10,532)	33,012	(10,463)
Income and mining tax provision	(9,080)	(5,162)	(10,895)	(8,404)
Net income (loss)	27,870	(15,694)	22,117	(18,867)
Preferred stock dividends	(138)	(138)	(276)	(276)
Net income (loss) applicable to common stockholders	$27,732	$(15,832)	$21,841	$(19,143)
Comprehensive income (loss):
Net income (loss)	$27,870	$(15,694)	$22,117	$(18,867)
Change in fair value of derivative contracts designated as hedge transactions	(6,488)	5,232	(11,891)	11,748
Comprehensive income (loss)	$21,382	$(10,462)	$10,226	$(7,119)
Basic income (loss) per common share after preferred dividends	$0.04	$(0.03)	$0.04	$(0.03)
Diluted income (loss) per common share after preferred dividends	$0.04	$(0.03)	$0.04	$(0.03)
Weighted average number of common shares outstanding - basic	617,106	604,088	616,649	602,077
Weighted average number of common shares outstanding - diluted	622,206	604,088	621,936	602,077

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2024	June 30, 2023
Operating activities:
Net income (loss)	$22,117	$(18,867)
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	105,147	74,610
Inventory adjustments	9,896	7,518
Fair value adjustments, net	(3,150)	(623)
Provision for reclamation and closure costs	3,606	5,328
Stock-based compensation	4,146	2,688
Deferred income taxes	5,688	4,585
Foreign exchange (gain) loss	(6,655)	3,807
Other non-cash items, net	(196)	1,574
Change in assets and liabilities:
Accounts receivable	(17,114)	28,564
Inventories	(30,873)	(18,121)
Other current and non-current assets	8,342	(15,063)
Accounts payable, accrued and other current liabilities	(2,301)	143
Accrued payroll and related benefits	3,820	(9,543)
Accrued taxes	(1,016)	(85)
Accrued reclamation and closure costs and other non-current liabilities	(5,659)	(2,135)
Cash provided by operating activities	95,798	64,380
Investing activities:
Additions to property, plant and mine development	(98,009)	(105,911)
Proceeds from disposition of assets	1,274	80
Purchases of investments	(73)	—
Net cash used in investing activities	(96,808)	(105,831)
Financing activities:
Proceeds from sale of common stock, net	1,103	25,888
Acquisition of treasury stock	(1,197)	(2,036)
Borrowing of debt	67,000	56,000
Repayment of debt	(133,000)	(25,000)
Dividends paid to common and preferred stockholders	(7,994)	(7,808)
Repayments of finance leases	(5,505)	(4,765)
Net cash (used in) provided by financing activities	(79,593)	42,279
Effect of exchange rates on cash	(1,180)	1,217
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(81,783)	2,045
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	107,539	105,907
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$25,756	$107,952
Supplemental disclosure of cash flow information:
Cash paid for interest	$23,442	$18,812
Cash paid for income and mining taxes, net	$4,999	$6,152
Significant non-cash investing and financing activities:
Addition of finance lease obligations and right-of-use assets	$—	$16,092
Common stock issued as incentive compensation	$3,355	$359
Common stock issued for 401-K match	$2,322	$2,256

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$24,585	$106,374
Accounts receivable:
Trade	30,242	14,740
Other, net	19,051	18,376
Inventories:
Product inventories	44,790	28,823
Materials and supplies	64,954	64,824
Other current assets	16,608	27,125
Total current assets	200,230	260,262
Investments	38,135	33,724
Restricted cash and cash equivalents	1,171	1,165
Property, plant and mine development, net	2,657,995	2,666,250
Operating lease right-of-use assets	8,302	8,349
Deferred tax assets	—	2,883
Other non-current assets	33,931	38,471
Total assets	$2,939,764	$3,011,104
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$80,732	$81,599
Accrued payroll and related benefits	25,938	28,240
Accrued taxes	2,474	3,501
Finance leases	7,874	9,752
Accrued reclamation and closure costs	10,049	9,660
Accrued interest	14,368	14,405
Other current liabilities	14,090	10,303
Total current liabilities	155,525	157,460
Accrued reclamation and closure costs	109,777	110,797
Long-term debt including finance leases	582,577	653,063
Deferred tax liability	100,732	104,835
Other non-current liabilities	11,088	16,845
Total liabilities	959,699	1,043,000
Commitments and contingencies (Notes 4, 7, 8, and 11)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,776 shares issued and outstanding, liquidation preference — $7,889	39	39
Common stock, $0.25 par value, authorized 750,000,000 shares; issued June 30, 2024 — 627,317,818 shares and December 31, 2023 — 624,647,379 shares	156,745	156,076
Capital surplus	2,354,004	2,343,747
Accumulated deficit	(489,738)	(503,861)
Accumulated other comprehensive income (loss), net	(6,054)	5,837
Less treasury stock, at cost; June 30, 2024 — 8,813,127 and December 31, 2023 — 8,535,161 shares issued and held in treasury	(34,931)	(33,734)
Total stockholders’ equity	1,980,065	1,968,104
Total liabilities and stockholders’ equity	$2,939,764	$3,011,104

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars are in thousands, except for share and per share amounts)

	Three Months Ended June 30, 2024
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, April 1, 2024	$39	$156,447	$2,350,249	$(513,608)	$434	$(34,931)	$1,958,630
Net income	—	—	—	27,870	—	—	27,870
Stock-based compensation expense	—	—	2,157	—	—	—	2,157
Incentive compensation units distributed (817,321 shares)	—	205	(205)	—	—	—	—
Common stock issued as compensation to interim CEO (10,831 shares)		3	52	—	—	—	55
Common stock issued to directors (145,687 shares)	—	37	733	—	—	—	770
Common stock ($0.00625 per share) and Series B Preferred Stock ($0.875 per share) dividends declared	—	—	—	(4,000)	—	—	(4,000)
Common stock issued for 401(k) match (212,854 shares)	—	53	1,018	—	—	—	1,071
Other comprehensive loss	—	—	—	—	(6,488)	—	(6,488)
Balances, June 30, 2024	$39	$156,745	$2,354,004	$(489,738)	$(6,054)	$(34,931)	$1,980,065

	Three Months Ended June 30, 2023
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, April 1, 2023	$39	$152,536	$2,273,793	$(410,995)	$8,964	$(32,180)	$1,992,157
Net loss	—	—	—	(15,694)	—	—	(15,694)
Stock-based compensation expense	—	—	1,498	—	—	—	1,498
Common stock ($0.00625 per share) and Series B Preferred Stock ($0.875 per share) dividends declared	—	—	—	(3,917)	—	—	(3,917)
Common stock issued for 401(k) match (174,514 shares)	—	43	1,068	—	—	—	1,111
Common stock issued as incentive compensation (936,845 shares)	—	234	(234)	—	—	(1,554)	(1,554)
Common stock issued under ATM Program (2,080,060 shares)	—	521	13,482	—	—	—	14,003
Other comprehensive income	—	—	—	—	5,232	—	5,232
Balances, June 30, 2023	$39	$153,334	$2,289,607	$(430,606)	$14,196	$(33,734)	$1,992,836

	Six Months Ended June 30, 2024
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, January 1, 2024	$39	$156,076	$2,343,747	$(503,861)	$5,837	$(33,734)	$1,968,104
Net income	—	—	—	22,117	—	—	22,117
Stock-based compensation expense	—	—	3,321	—	—	—	3,321
Incentive compensation units distributed (1,776,936 shares)	—	445	2,910	—	—	(1,197)	2,158
Common stock issued as compensation to interim CEO (10,831 shares)		3	52	—	—	—	55
Common stock issued to directors (145,687 shares)	—	37	733	—	—	—	770
Common stock ($0.0125 per share) and Series B Preferred Stock ($1.75 per share) dividends declared	—	—	—	(7,994)	—	—	(7,994)
Common stock issued under ATM program (248,561 shares)	—	62	1,041	—	—	—	1,103
Common stock issued for 401(k) match (488,424 shares)	—	122	2,200	—	—	—	2,322
Other comprehensive loss	—	—	—	—	(11,891)	—	(11,891)
Balances, June 30, 2024	$39	$156,745	$2,354,004	$(489,738)	$(6,054)	$(34,931)	$1,980,065

	Six Months Ended June 30, 2023
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, January 1, 2023	$39	$151,819	$2,260,290	$(403,931)	$2,448	$(31,698)	$1,978,967
Net loss	—	—	—	(18,867)	—	—	(18,867)
Stock-based compensation expense	—	—	2,688	—	—	—	2,688
Incentive compensation units distributed (1,435,193 shares)	—	359	(359)	—	—	(2,036)	(2,036)
Common stock ($0.0125 per share) and Series B Preferred Stock ($1.75 per share) dividends declared	—	—	—	(7,808)	—	—	(7,808)
Common stock issued under ATM program (4,253,334 shares)	—	1,063	24,825	—	—	—	25,888
Common stock issued for 401(k) match (374,137 shares)	—	93	2,163	—	—	—	2,256
Other comprehensive income	—	—	—	—	11,748	—	11,748
Balances, June 30, 2023	$39	$153,334	$2,289,607	$(430,606)	$14,196	$(33,734)	$1,992,836

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1. Basis of Preparation of Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Hecla Mining Company and its subsidiaries (collectively, “Hecla,” “the Company,” “we,” “our,” or “us,” except where the context requires otherwise) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required annually by accounting principles generally accepted in the United States of America (“GAAP”). Therefore, this information should be read in conjunction with the Company’s consolidated financial statements and notes contained in our annual report for the year ended December 31, 2023, which were revised to conform with current year financial statement changes as described in Note 2 "Business Segments and Sales of Products", and are included in Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2024. The consolidated December 31, 2023 balance sheet data was derived from our audited consolidated financial statements. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

The following tables present information about our reportable segments sales for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total sales to external customers:
Greens Creek	$95,659	$95,891	$192,969	$194,502
Lucky Friday	59,071	42,648	94,411	91,758
Keno Hill	28,950	1,581	39,797	1,581
Casa Berardi	58,623	36,946	100,207	87,944
Other	3,354	1,065	7,801	1,846
	$245,657	$178,131	$435,185	$377,631

Income (loss) from operations:
Greens Creek	$36,189	$30,414	$62,405	$61,655
Lucky Friday	39,312	10,526	62,265	25,096
Keno Hill	(3,708)	(9,920)	(12,793)	(16,683)
Casa Berardi	(9,717)	(9,366)	(27,712)	(23,059)
Other	(21,476)	(16,843)	(38,501)	(36,645)
	$40,600	$4,811	$45,664	$10,364
Reconciliation of income from operations to income (loss) before income and mining taxes:
Income from operations:	$40,600	$4,811	$45,664	$10,364
Adjustments all attributable to the Other segment
Interest expense	(12,505)	(10,311)	(25,149)	(20,476)
Fair value adjustments, net	5,002	(2,558)	3,150	623
Net foreign exchange gain (loss)	2,673	(3,850)	6,655	(3,742)
Other income	1,180	1,376	2,692	2,768
Income (loss) before income and mining taxes	$36,950	$(10,532)	$33,012	$(10,463)

Other sales for the three and six months ended June 30, 2024 and 2023 is comprised of revenue from our environmental remediation services subsidiary in the Yukon for both years presented and Nevada Operations metal sales in 2023. During the three and six months ended June 30, 2024, Keno Hill sold $1.1 million and $1.4 million of zinc concentrate to Greens Creek.

Lucky Friday's income from operations for the three and six months ended June 30, 2024 includes $17.8 million and $35.2 million, respectively, of business interruption insurance proceeds received during the respective periods related to the fire which suspended Lucky Friday's operations from August 2023 through January 8, 2024. The insurance proceeds received are recorded as part of "Other operating income, net" in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Sales by metal for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Silver	$112,692	$79,489	$198,925	$161,022
Gold	82,469	62,924	149,884	138,010
Lead	23,928	21,657	43,411	47,059
Zinc	32,496	25,903	57,460	58,846
Less: Smelter and refining charges	(9,282)	(12,220)	(22,296)	(28,193)
Total metal sales	242,303	177,753	427,384	376,744
Environmental remediation services	3,354	378	7,801	887
Total sales	$245,657	$178,131	$435,185	$377,631

Sales of metals for the three and six months ended June 30, 2024 include net losses of $12.5 million and $9.4 million, respectively, on financially-settled forward contracts for silver, gold, lead and zinc and for the three and six months ended June 30, 2023 include net gains of $8.2 million and $9.1 million, respectively, on such contracts. See Note 8 for more information.

The following table presents total assets by reportable segment as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Total assets:
Greens Creek	$576,058	$569,369
Lucky Friday	573,484	578,110
Keno Hill	386,141	362,986
Casa Berardi	655,536	683,035
Other	748,545	817,604
	$2,939,764	$3,011,104

Note 3. Income and Mining Taxes

Major components of our income and mining tax for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Current:
Domestic	$(1,961)	$(270)	$(2,953)	$(1,798)
Foreign	(1,275)	(847)	(2,254)	(2,021)
Total current income and mining tax provision	(3,236)	(1,117)	(5,207)	(3,819)
Deferred:
Domestic	(11,440)	(8,582)	(16,623)	(13,923)
Foreign	5,596	4,537	10,935	9,338
Total deferred income and mining tax provision	(5,844)	(4,045)	(5,688)	(4,585)
Total income and mining tax provision	$(9,080)	$(5,162)	$(10,895)	$(8,404)

The income and mining tax provision for the three and six months ended June 30, 2024 and 2023 varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax loss due primarily to the impact of taxation in foreign jurisdictions, non-recognition of net operating losses and foreign exchange gains and losses in certain jurisdictions.

For the three and six months ended June 30, 2024, we used the annual effective tax rate method to calculate the tax provision. Valuation allowances on Nevada, Mexico and certain Canadian net operating losses were treated as discrete adjustments to the tax provision.

Note 4. Employee Benefit Plans

We sponsor three defined benefit pension plans, two of which cover substantially all U.S. employees. Net periodic pension benefit for the plans consisted of the following for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$915	$949	$1,830	$1,898
Interest cost	2,075	1,993	4,151	3,986
Expected return on plan assets	(3,136)	(3,107)	(6,272)	(6,214)
Amortization of prior service cost	66	125	132	250
Amortization of net loss	16	(47)	31	(94)
Net periodic pension benefit	$(64)	$(87)	$(128)	$(174)

For the three and six months ended June 30, 2024 and 2023, the service cost component of net periodic pension benefit is included in the same line items of our condensed consolidated financial statements as other employee compensation costs. The net benefit related to all other components of net periodic pension cost of $1.0 million and $2.0 million for the three and six months ended June 30, 2024, and $1.0 million and $2.1 million for the three and six months ended June 30, 2023, is included in other income on our condensed consolidated statements of operations and comprehensive income (loss).

Note 5. Earnings (Loss) Per Common Share

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

Potential dilutive shares of common stock include outstanding unvested restricted stock awards, deferred restricted stock units, performance share units, warrants and convertible preferred stock for periods in which we have reported net income. For periods in which we report net losses, potential dilutive shares of common stock are excluded, as their conversion and exercise would be anti-dilutive.

The following table represents net income (loss) per common share – basic and diluted (in thousands, except income (loss) per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income (loss)	$27,870	$(15,694)	$22,117	$(18,867)
Preferred stock dividends	(138)	(138)	(276)	(276)
Net income (loss) applicable to common stockholders	$27,732	$(15,832)	$21,841	$(19,143)

Denominator
Basic weighted average common shares	617,106	604,088	616,649	602,077
Dilutive restricted stock units, warrants and deferred shares	5,100	—	5,287	—
Diluted weighted average common shares	622,206	604,088	621,936	602,077

Basic earnings (loss) per common share	$0.04	$(0.03)	$0.04	$(0.03)
Diluted earnings (loss) per common share	$0.04	$(0.03)	$0.04	$(0.03)

For the three and six months ended June 30, 2023, all outstanding unvested restricted stock units, deferred restricted stock units, warrants and convertible preferred stock were excluded from the computation of diluted loss per share, as our reported net loss would cause their conversion and exercise to have an anti-dilutive effect on the calculation of diluted loss per share.

Note 6. Stockholders’ Equity

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including our share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any sales of shares under the agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. Under the agreement we have sold 14,753,958 shares for total proceeds of $76.7 million, net of commissions and fees of $1.2 million from September 2022 through June 30, 2024. During the six months ended June 30, 2024, we sold 248,561 shares under the agreement for proceeds of $1.1 million, net of commissions and fees of $0.04 million.

Stock-based Compensation Plans

The Company has stock incentive plans for executives, directors and eligible employees, under which performance shares, restricted stock and shares of common stock are granted. Stock-based compensation expense for restricted stock unit, performance-based grants and common stock grants (collectively "incentive compensation") to employees and shares granted to the interim CEO and non-employee directors totaled $3.0 million and $4.1 million for the three and six months ended June 30, 2024, respectively, and $1.5 million and $2.7 million for the three and six months ended June 30, 2023, respectively. At June 30, 2024, there was $12.1 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 2.3 years.

The following table summarizes the incentive compensation grants awarded during the six months ended June 30, 2024:

Grant date	Award type	Number granted	Grant date fair value per share
June 21, 2024	Restricted stock	1,466,677	5.17
June 21, 2024	Performance based	518,336	3.32

In connection with the vesting of incentive compensation, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations and pays the obligations in cash. As a result, in the six months ended June 30, 2024, we withheld 277,966 shares valued at approximately $1.2 million, or approximately $4.31 per share.

Common Stock Dividends

The following table summarizes the dividends our Board of Directors have declared and we have paid during 2024 pursuant to our dividend policy:

Quarter	Prior Quarter Realized Silver Price	Silver-linked component	Minimum component	Total dividend per share
First	23.47	$0.0025	$0.00375	$0.00625
Second	24.77	$0.0025	$0.00375	$0.00625

Accumulated Other Comprehensive Income (Loss), Net

The following table lists the beginning balance, quarterly activity and ending balances, net of income and mining tax, of each component of “Accumulated other comprehensive income (loss), net” (in thousands):

	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Income (Loss), Net
Balance January 1, 2024	$13,708	$(7,871)	$5,837
Change in fair value of derivative contracts	(3,971)	—	(3,971)
Gains and deferred gains transferred from accumulated other comprehensive income	(1,432)	—	(1,432)
Balance March 31, 2024	$8,305	$(7,871)	$434
Changes in fair value of derivative contracts	$(4,545)		$(4,545)
Gains and deferred gains transferred from accumulated other comprehensive income	$(1,943)	$—	(1,943)
Balance June 30, 2024	$1,817	$(7,871)	$(6,054)

Balance January 1, 2023	$9,162	$(6,714)	$2,448
Changes in fair value of derivative contracts	$8,665	—	$8,665
Gains and deferred gains transferred from accumulated other comprehensive income	$(2,149)	—	$(2,149)
Balance March 31, 2023	$15,678	$(6,714)	$8,964
Changes in fair value of derivative contracts	7,445	—	7,445
Gains and deferred gains transferred from accumulated other comprehensive income	(2,213)	—	(2,213)
Balance June 30, 2023	$20,910	$(6,714)	$14,196

Note 7. Debt, Credit Agreement and Leases

Our debt as of June 30, 2024 and December 31, 2023 consisted of our 7.25% Senior Notes due February 15, 2028 (“Senior Notes”), our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”) and any drawn amounts on our $225 million Credit Agreement, which is described separately below. The following tables summarize our long-term debt balances, excluding interest and borrowings under the Credit Agreement, as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Senior Notes	IQ Notes	Total
Principal	$475,000	$35,244	$510,244
Unamortized discount/premium and issuance costs	(3,274)	171	(3,103)
Long-term debt balance	$471,726	$35,415	$507,141

	December 31, 2023
	Senior Notes	IQ Notes	Total
Principal	$475,000	$36,473	$511,473
Unamortized discount/premium and issuance costs	(3,730)	257	(3,473)
Long-term debt balance	$471,270	$36,730	$508,000

The following table summarizes the scheduled annual future payments, including interest, for our Senior Notes, IQ Notes, and finance and operating leases as of June 30, 2024 (in thousands). Operating leases are included in other current and non-current liabilities on our condensed consolidated balance sheets. The amounts for the IQ Notes are stated in U.S. dollars (“USD”) based on the USD/Canadian dollar (“CAD”) exchange rate as of June 30, 2024.

Twelve-month period ending June 30,	Senior Notes	IQ Notes	Finance Leases	Operating Leases
2025	$34,438	$2,296	$8,093	$2,427
2026	34,438	35,301	7,008	1,297
2027	34,438	—	4,237	1,250
2028	496,522	—	2,130	1,150
2029	—	—	1,156	990
Thereafter	—	—	1,156	5,382
	599,836	37,597	23,780	12,496
Less: effect of discounting	—	—	(2,470)	(2,951)
Total	$599,836	$37,597	$21,310	$9,545

Credit Agreement

On July 21, 2022, we entered into a revolving credit agreement (the "Original Credit Agreement") with various financial institutions (the “Lenders”), Bank of Montreal and Bank of America, N.A. as letters of credit issuers, and Bank of America, N.A., as administrative agent for the Lenders and as swingline lender. The Original Credit Agreement was amended on May 3, 2024, when we entered into a First Amendment to Credit Agreement (the “First Amendment”), which made certain changes to the Original Credit Agreement (the Original Credit Agreement, as amended, modified and supplemented by the First Amendment, is referred to hereafter as the “Credit Agreement”). The First Amendment modified the Original Credit Agreement as follows:

•
Increased the amount available for borrowing to $225 million from $150 million;
•
Extended the maturity date to July 21, 2028 from July 21, 2026 (the maturity date of the Credit Agreement will be accelerated to August 15, 2027 if our Senior Notes are not refinanced by that date);
•
National Bank, TD Securities, Bank of Nova Scotia and ING were added as new Lenders and Credit Suisse AG, New York Branch assigned its interests in the Original Credit Agreement to its affiliate UBS AG, Stamford Branch immediately prior to entering into the First Amendment.

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

At June 30, 2024, we had net draws of $62.0 million outstanding at an interest rate of 8.4%, and $6.3 million of outstanding letters of credit. Letters of credit that are outstanding reduce availability under the Credit Agreement.

We believe we were in compliance with all covenants under the Credit Agreement as of June 30, 2024.

Note 8. Derivative Instruments

General

Our current risk management policy provides that up to 75% of five years of our foreign currency, and all metals price exposure may be covered under a derivatives program, with certain other limitations. Our program also utilizes derivatives to manage price risk exposure created from when revenue is recognized from a shipment of concentrate until final settlement.

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

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi operation and Keno Hill operation are USD-functional entities which routinely incur expenses denominated in CAD. Such expenses expose us to exchange rate fluctuations between the USD and CAD. We have a program to manage our exposure to fluctuations in the USD exchange rate for these subsidiaries' future operating and capital costs denominated in CAD. The program related to forecasted cash operating costs at Casa Berardi and Keno Hill utilizes forward contracts to buy CAD, some of which are designated as cash flow hedges. As of June 30, 2024, we have a total of 420 forward contracts outstanding to buy a total of CAD $302.4 million having a notional amount of USD $227.3 million to hedge the following exposures for 2024 through 2026.

•
Forecasted cash operating costs at Casa Berardi and Keno Hill of CAD $246.3 million at an average CAD-to-USD exchange rate of 1.325.
•
Forecasted capital expenditures at Casa Berardi of CAD$26.6 million at an average CAD-to-USD exchange rate of 1.349.
•
Forecasted capital expenditures at Keno Hill of CAD$15.3 million at an average CAD-to-USD exchange rate of 1.354.
•
Forecasted exploration expenditures at Casa Berardi and Keno Hill of CAD$2.8 million at an average CAD-to-USD exchange rate of 1.353.
•
Forecasted Corporate costs of CAD$11.4 million at an average CAD-to-USD exchange rate of 1.357.

As of June 30, 2024 and December 31, 2023, we recorded the following balances for the fair value of the foreign currency forward contracts (in millions):

	June 30,	December 31,
Balance sheet line item:	2024	2023
Other current assets	$—	$2.7
Other non-current assets	$0.1	$2.0
Other current liabilities	$(3.6)	$(1.1)
Other non-current liabilities	$(1.1)	$(0.4)

Net unrealized losses of $4.7 million related to the effective portion of the foreign currency forward contracts designated as hedges are included in accumulated other comprehensive income (loss) as of June 30, 2024. Unrealized gains and losses will be transferred from accumulated other comprehensive income (loss) to current earnings as the underlying operating expenses are recognized. We estimate $3.5 million in net unrealized losses included in accumulated other comprehensive income (loss) as of June 30, 2024 will be reclassified to current earnings in the next twelve months. Net realized losses of $1.1 million and $1.5 million for the three and six months ended June 30, 2024, respectively, and $1.1 million and $2.0 million for the three and six months ended June 30, 2023, respectively, on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive income (loss) and included in cost of sales and other direct production costs. Net losses of $0.5 million and $2.4 million for the three and six months ended June 30, 2024, respectively, and net gains of $2.4 million and $3.1 million for the three and six months ended June 30, 2023, respectively, were related to contracts not designated as hedges. No net unrealized gains or losses related to ineffectiveness of the hedges are included in fair value adjustments, net on our consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023, respectively.

Metals Prices

We are currently using financially-settled forward contracts to manage the exposure to:

•
changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement; and

•
changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.

The following tables summarize the quantities of metals committed under forward metals contracts at June 30, 2024 and December 31, 2023:

June 30, 2024	Ounces/pounds under contract (in 000's except gold)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2024 settlements	2,250	-	8,488	15,322	$29.83	N/A	$1.29	$0.99
Contracts on forecasted sales
2024 settlements	-	-	13,173	19,842	N/A	N/A	$1.34	$0.96
2025 settlements	-	-	9,700	63,824	N/A	N/A	1.40	$0.98

December 31, 2023	Ounces/pounds under contract (in 000's except gold)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2023 settlements	735	3	441	15,542	$24.40	$2,045	$1.51	$1.00
Contracts on forecasted sales
2024 settlements	—	—	—	56,713	N/A	N/A	N/A	$0.98
2025 settlements	—	—	—	49,273	N/A	N/A	N/A	$0.98

We recorded the following balances for the fair value of the forward metals contracts as of June 30, 2024 and December 31, 2023 (in millions):

	June 30,	December 31,
Balance sheet line item:	2024	2023
Other current assets	$0.2	$3.1
Other non-current assets	$—	$1.5
Other current liabilities	$(1.5)	$(0.1)
Other non-current liabilities	$(1.2)	$—

Net realized and unrealized gains of $4.4 million related to the effective portion of the forward metals contracts designated as hedges were included in accumulated other comprehensive income (loss) as of June 30, 2024. Unrealized gains and losses will be transferred from accumulated other comprehensive income (loss) to current earnings as the underlying forecasted sales are recognized. We estimate $4.8 million in net realized and unrealized gains included in accumulated other comprehensive income (loss) as of June 30, 2024 would be reclassified to current earnings in the next twelve months. The realized gains arose due to cash settlement of zinc contracts prior to maturity in 2022 and zinc and lead contracts during 2023 for net proceeds of $17.4 million and $8.5 million, respectively. We recognized a net loss of $12.5 million, including a $3.0 million gain transferred from accumulated other comprehensive income (loss), and a net gain of $8.2 million, including a $3.3 million gain transferred from accumulated other comprehensive income (loss) during the three months ended June 30, 2024 and 2023, respectively. We recognized a net loss of $9.4 million, including a $4.9 million gain transferred from accumulated other comprehensive income (loss), and a net gain of $9.1 million, including a $6.3 million gain transferred from accumulated other comprehensive income (loss) during the six months ended June 30, 2024 and 2023, respectively. These gains and losses were recognized on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which are included in sales. The net losses and gains recognized on the contracts offset gains and losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

During June 2024, the Company purchased 26,900 ounces of gold put options priced at $2,100 per ounce, which are not designated as hedges, to provide price protection for Casa Berardi's underground production for the remainder of 2024 at a total cost of $0.1 million. At June 30, 2024, the fair value of these gold put options was negative $0.1 million.

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our Credit Agreement would cause a default under the derivative contract. As of June 30, 2024, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these agreements was $9.7 million as of June 30, 2024, which includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at June 30, 2024, we could have been required to settle our obligations under the agreements at their termination value of $9.7 million.

Note 9. Fair Value Measurement

Fair value adjustments, net is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Loss) gain on derivative contracts	$(586)	$3,022	$(2,485)	$4,008
Unrealized gain (loss) on equity securities investments	5,588	(5,580)	5,635	(3,385)
Total fair value adjustments, net	$5,002	$(2,558)	$3,150	$623

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

Description	Balance at June 30, 2024	Balance at December 31, 2023	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$24,585	$106,374	Level 1
Current and non-current investments:
Equity securities	36,900	32,284	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	30,242	14,740	Level 2
Restricted cash and cash equivalent balances:
Certificates of deposit and other deposits	1,171	1,165	Level 1
Derivative contracts - current and non-current derivative assets:
Foreign exchange contracts	98	4,657	Level 2
Metal forward contracts	174	4,698	Level 2
Total assets	$93,170	$163,918

Liabilities:
Derivative contracts - current and non-current derivative liabilities:
Foreign exchange contracts	$4,718	$1,508	Level 2
Metal forward contracts	(2,702)	40	Level 2
Total liabilities	$2,016	$1,548

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

We use financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments that have not reached final settlement. We also use financially-settled forward contracts to manage the exposure to changes in prices of gold, zinc and lead contained in our forecasted future sales (see Note 8 for more information). The fair value of each forward contract represents the present value of the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price.

At June 30, 2024, our Senior Notes and IQ Notes were recorded at their carrying value of $471.7 million and $35.4 million, respectively, net of unamortized initial purchaser discount/premium and issuance costs. The estimated fair values of our Senior Notes and IQ Notes were $475.6 million and $35.3 million, respectively, at June 30, 2024. Quoted market prices, which are considered to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. Unobservable inputs which are considered to be Level 3, including an assumed current annual yield of 7.14%, are utilized to estimate the fair value of the IQ Notes. See Note 7 for more information. The Credit Agreement, which we consider to be Level 1 in the fair value hierarchy, has a carrying and fair value of $62.0 million.

Note 10. Product Inventories

Our major components of product inventories are (in thousands):

	June 30, 2024	December 31, 2023
Concentrates	$22,163	$13,328
Stockpiled ore	11,789	7,168
In-process	10,838	8,327
Total product inventories	$44,790	$28,823

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

On May 29, 2024, our Keno Hill subsidiary settled two permit violations brought by the Canadian government relating to storage of hazardous materials and water discharges in excess of permit limits for CAD $100,000.

Litigation Related to Klondex Acquisition

On May 24, 2019, a purported Hecla stockholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against Hecla and certain of our executive officers, one of whom was also a director. The complaint, purportedly brought on behalf of all purchasers of Hecla common stock from March 19, 2018 through and including May 8, 2019, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. Specifically, the complaint alleges that Hecla, under the authority and control of the individual defendants, made certain material false and misleading statements and omitted certain material information regarding Hecla’s Nevada Operations. The complaint alleges that these misstatements and omissions artificially inflated the market price of Hecla common stock during the class period, thus purportedly harming investors. The Court granted our Motion to Dismiss the lawsuit, without prejudice, in February 2023, and the plaintiffs filed an amended complaint in March 2023 which repeats the same claims. We have filed a Motion to Dismiss the amended complaint. We cannot predict the outcome of this lawsuit or estimate damages if plaintiffs were to prevail. We believe that these claims are without merit and intend to defend them vigorously.

Related to this class action lawsuit, Hecla has been named as a nominal defendant in a shareholder derivative lawsuit which also names as defendants certain current and past members of Hecla’s Board of Directors and certain past officers of Hecla. The case was filed on May 4, 2022 in the Delaware Chancery Court. In general terms, the suit alleges breaches of fiduciary duties by the individual defendants, waste of corporate assets and unjust enrichment, and seeks damages, purportedly on behalf of Hecla.

Debt

See Note 7 for information on the commitments related to our debt arrangements as of June 30, 2024.

Indirect Taxes

During May 2024, our Keno Hill subsidiary received a notice of assessment ("NOA") for goods and services tax ("GST") on its 2023 sales for CAD $1,973,181 from the Canada Revenue Agency ("CRA"). In addition, during May 2024 Keno Hill also received correspondence from the CRA for GST on Keno Hill's sales and input tax credits from 2020 through 2022 of CAD$1,038,834. As Keno Hill's sales are to a non-Canadian party, we do not believe Keno Hill is subject to collect and remit GST, and intend to dispute the NOA and proposed audit adjustments.

Other Commitments

Our contractual obligations as of June 30, 2024 included open purchase orders and commitments of $9.7 million, $17.1 million, $10.4 million, $3.0 million and $0.7 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, Casa Berardi and Other, respectively. We also have total commitments of $23.8 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi, and Keno Hill units, and total commitments of $12.5 million relating to payments on operating leases (see Note 7 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of June 30, 2024, we had surety bonds totaling $194.9 million and letters of credit totaling $6.3 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 12. Recent Accounting Pronouncements

Accounting Standards Updates Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden on accounting for contract modifications caused by reference rate reform. In January 2021, ASU No. 2021-01 was issued which broadened the scope of ASU No. 2020-04 to include certain derivative instruments. In December 2022, ASU No. 2022-06 was issued which deferred the sunset date of ASU No. 2020-04. The guidance is effective for all entities as of March 12, 2020 through December 31, 2024. The guidance may be adopted over time as reference rate reform activities occur and should be applied on a prospective basis. Certain of our derivative instruments previously referenced London Interbank Offered Rate ("LIBOR") based rates and have been amended to eliminate the LIBOR-based rate references prior to July 1, 2023. There have been no significant impacts to our financial results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates.

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

Note 13. Subsequent Events

During July 2024, we closed our United States defined benefit plan (the “Plan”) to new participants. The closure of the Plan does not affect employees hired prior to July 19, 2024, and they will continue to accrue benefits. Benefits to retirees will continue unchanged.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “Hecla,” “the Company,” “we,” “us” and “our” refer to Hecla Mining Company and its consolidated subsidiaries, except where the context requires otherwise. You should read this discussion in conjunction with our consolidated financial statements, the related MD&A and the discussion of our Business and Properties for the year ended December 31, 2023, which were revised to conform with current year financial statement changes as described in Note 2 "Business Segments and Sales of Products", and are included in Exhibit 99.1 to the Company's Current Report on Form 8-K filed May 20, 2024, with the United States Securities and Exchange Commission (the “SEC”). The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Forward-Looking Statements” above for further discussion). References to “Notes” are Notes included in our Notes to Condensed Consolidated Financial Statements (Unaudited). Throughout this MD&A, all references to losses or income per share are on a diluted basis.

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

Second Quarter 2024 Highlights

Operational:

•
Produced 4.5 million ounces of silver, a 16% increase over the prior year's comparable quarter and 37,324 ounces of gold. See Consolidated Results of Operations below for information on total cost of sales, as well as cash costs and all-in sustaining costs, each after by-product credits, per silver and gold ounce for the three-month periods ended June 30, 2024 and 2023.
•
Lucky Friday produced 1.3 million ounces of silver, reflecting a full quarter's production following resumption of production on January 9, 2024.
•
Keno Hill produced 0.9 million ounces of silver as ramp-up of production continued during the quarter.

Financial:

•
Generated sales of $245.7 million and generated net income applicable to common stockholders of $27.7 million.
•
Invested in our operations by making capital expenditures of approximately $50.4 million, including $11.7 million at Greens Creek, $10.8 million at Lucky Friday, $12.4 million at Casa Berardi and $14.5 million at Keno Hill.
•
Collected $17.8 million in insurance proceeds related to the Lucky Friday fire.
•
Returned $4.0 million to our stockholders through dividend payments.
•
Spent $6.7 million on exploration and pre-development activities.

Year to date 2024 Highlights

Operational:

•
Produced 8.7 million ounces of silver, a 10% increase over the prior year's comparable period and 73,916 ounces of gold. See Consolidated Results of Operations below for information on total cost of sales, as well as cash costs and all-in sustaining costs, each after by-product credits, per silver and gold ounce for the three-month periods ended June 30, 2024 and 2023.
•
Keno Hill produced 1.5 million ounces of silver as ramp-up of production continued.

Financial:

•
Generated sales of $435.2 million and net income applicable to common stockholders of $21.8 million.
•
Invested in our operations by making capital expenditures of approximately $98.0 million, including $20.5 million at Greens Creek, $25.8 million at Lucky Friday, $25.7 million at Casa Berardi and $24.9 million at Keno Hill.
•
Collected $35.2 million in insurance proceeds related to the Lucky Friday fire.
•
Returned $8.0 million to our stockholders through dividend payments.
•
Spent $11.0 million on exploration and pre-development activities.

External Factors that Impact our Results

Our financial results vary as a result of fluctuations in market prices primarily for silver and gold and, to a lesser extent, zinc and lead. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. We believe that the outlook for precious metals fundamentals in the medium- and long-term is favorable due to macro-economic factors such as interest rate expectations, geopolitical uncertainty and global growth expectations, which have resulted in significant volatility in the financial and commodities markets, including the precious metals market. See Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K"), for further discussion. Because we cannot control the price of our products, the key measures that management focuses on in operating our business are production volumes, payable sales volumes, Cash Cost, After By-product Credits, per Ounce (non-GAAP) and All-In Sustaining Cost, After By-product Credits, per Ounce (“AISC”) (non-GAAP), operating cash flows, capital expenditures, free cash flow and adjusted EBITDA. The average realized prices for all metals sold by us continued to exhibit significant volatility period over period. We have also experienced significant cost inflation across our operations, principally associated with higher energy prices, increased costs for other consumables such as reagents, explosives and steel, and higher labor and contractor costs.

Consolidated Results of Operations

Total sales for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Silver	$112,692	$79,489	$198,925	$161,022
Gold	82,469	62,924	149,884	138,010
Lead	23,928	21,657	43,411	47,059
Zinc	32,496	25,903	57,460	58,846
Less: Smelter and refining charges	(9,282)	(12,220)	(22,296)	(28,193)
Total metal sales	242,303	177,753	427,384	376,744
Environmental remediation services	3,354	378	7,801	887
Total sales	$245,657	$178,131	$435,185	$377,631

Environmental remediation services revenue is generated by performing remediation work in the historical Yukon Territory mining district on behalf of the Canadian government. The scope and estimated cost of all work is agreed to in advance by the Canadian government, and the expenses incurred are essentially passed through to the government for reimbursement with minimal margin generated by the Company in performing this work.

Total metal sales for the three and six months ended June 30, 2024 and 2023, and the approximate variances attributed to differences in metals prices, sales volumes and smelter terms, were as follows:

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Three months ended June 30, 2023	$79,489	$62,924	$47,560	$(12,220)	$177,753
Variances - 2024 versus 2023:
Price	24,640	13,046	9,909	—	47,595
Volume	8,563	6,499	(1,045)	501	14,518
Smelter terms	—	—	—	2,437	2,437
Three months ended June 30, 2024	$112,692	$82,469	$56,424	$(9,282)	$242,303

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Six months ended June 30, 2023	$161,022	$138,010	$105,905	$(28,193)	$376,744
Variances - 2024 versus 2023:
Price	32,113	19,454	2,564	—	54,131
Volume	5,790	(7,580)	(7,598)	1,377	(8,011)
Smelter terms	—	—	—	4,520	4,520
Six months ended June 30, 2024	$198,925	$149,884	$100,871	$(22,296)	$427,384

The fluctuations in sales for the three and six months ended June 30, 2024 compared to the same period in 2023 were primarily due to the following two reasons:

•
Higher average realized prices for precious and base metals during the three and six months ended June 30, 2024, compared to the same periods in 2023. The table below summarizes average spot prices and our average realized prices for the commodities we sell:

		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Silver –	London PM Fix ($/ounce)	$28.86	$24.19	$26.11	$23.37
	Realized price per ounce	$29.77	$23.67	$27.37	$23.12
Gold –	London PM Fix ($/ounce)	$2,338	$1,978	$2,205	$1,933
	Realized price per ounce	$2,338	$1,969	$2,222	$1,928
Lead –	LME Final Cash Buyer ($/pound)	$0.98	$0.96	$0.96	$0.97
	Realized price per pound	$1.06	$0.99	$1.02	$1.00
Zinc –	LME Final Cash Buyer ($/pound)	$1.29	$1.15	$1.20	$1.29
	Realized price per pound	$1.51	$1.13	$1.30	$1.26

Average realized prices typically differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices. Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement. We recorded net positive price adjustments to provisional settlements of $11.0 million and $14.5 million for the three and six months ended June 30, 2024, respectively, and $2.1 million and $4.2 million for the three and six months ended June 30, 2023, respectively. The price adjustments related to silver, gold, zinc and lead contained in our concentrate shipments were partially offset by gains and losses on forward contracts for those metals. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc. Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate, doré and carbon material shipped during the period.

•
Higher quantities of silver sold during the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily due to higher and more consistent throughput at Keno Hill, as the site has continued ramp-up of production during the year. See The Greens Creek Segment, The Lucky Friday Segment, The Keno Hill Segment, and Casa Berardi Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Silver -	Ounces produced	4,458,484	3,832,559	8,650,582	7,873,528
	Payable ounces sold	3,785,285	3,360,694	7,267,169	6,965,188
Gold -	Ounces produced	37,324	35,251	73,916	74,822
	Payable ounces sold	35,276	31,961	67,465	71,580
Lead -	Tons produced	13,587	13,323	25,686	26,559
	Payable tons sold	11,338	10,895	21,359	23,408
Zinc -	Tons produced	16,191	17,284	32,402	33,079
	Payable tons sold	10,781	11,474	22,102	23,333

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

Sales, total cost of sales, gross profit (loss), Cash Cost, After By-product Credits, per Ounce (“Cash Cost”) (non-GAAP) and AISC (non-GAAP) at our operating units for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands, except for Cash Cost and AISC):

	Silver				Gold and Other
	Greens Creek	Lucky Friday	Keno Hill	Total Silver (2)	Casa Berardi	Other (3)	Total Gold and Other
Three Months Ended June 30, 2024:
Sales	$95,659	$59,071	$28,950	$183,680	$58,623	$3,354	$61,977
Total cost of sales	(56,786)	(37,523)	(28,950)	(123,259)	(67,340)	$(3,628)	(70,968)
Gross profit (loss)	$38,873	$21,548	$—	$60,421	$(8,717)	$(274)	$(8,991)
Cash Cost (1)	$0.19	$5.32	$—	$2.08	$1,701	$—	$1,701
AISC (1)	$5.40	$12.74	$—	$12.54	$1,825	$—	$1,825
Three Months Ended June 30, 2023:
Sales	$95,891	$42,648	$1,581	$140,120	$36,946	$1,065	$38,011
Total cost of sales	(63,054)	(32,190)	(1,581)	(96,825)	(42,576)	(1,071)	(43,647)
Gross profit (loss)	$32,837	$10,458	$—	$43,295	$(5,630)	$(6)	$(5,636)
Cash Cost (1)	$1.33	$6.96	$—	$3.32	$1,658	$—	$1,658
AISC (1)	$5.34	$14.24	$—	$11.63	$2,147	$—	$2,147

	Silver				Gold
	Greens Creek	Lucky Friday	Keno Hill	Total Silver (2)	Casa Berardi	Other (3)	Total Gold
Six Months Ended June 30, 2024
Sales	$192,969	$94,411	$39,797	$327,177	$100,207	$7,801	$108,008
Total cost of sales	(126,643)	(65,042)	(39,797)	(231,482)	(125,600)	(7,513)	(133,113)
Gross profit	$66,326	$29,369	$—	$95,695	$(25,393)	$288	$(25,105)
Cash Cost (1)	$1.90	$6.67	$—	$3.38	$1,685	$—	$1,685
AISC (1)	$6.33	$14.50	$—	$12.81	$1,861	$—	$1,861
Six Months Ended June 30, 2023
Sales	$194,502	$91,758	$1,581	$287,841	$87,944	$1,846	89,790
Total cost of sales	(129,342)	(66,724)	(1,581)	(197,647)	(105,574)	(1,803)	(107,377)
Gross profit	$65,160	$25,034	$—	$90,194	$(17,630)	$43	$(17,587)
Cash Cost (1)	$1.23	$5.64	$—	$2.70	$1,725	$—	$1,725
AISC (1)	$4.51	$12.48	$—	$10.21	$2,286	$—	$2,286
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

(3)
For the three and six months ended June 30, 2024, Other includes sales of $3.4 million and $7.8 million, respectively, and total cost of sales of $3.6 million and $7.5 million, from our environmental remediation services in the Yukon. For the three and six months ended June 30, 2023, Other includes sales and cost of sales of $1.1 million for the three months ended June 30, 2023 and sales and cost of sales of $1.8 million for the six months ended June 30, 2023, related to our environmental remediation services business and Nevada operations.

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

We reported a net income applicable to common stockholders of $27.7 million for the three months ended June 30, 2024, compared to a net loss applicable to common stockholders of $15.8 million in the comparable period in 2023. The following were the significant drivers of changes in net income applicable to common stockholders compared to 2023:

•
Consolidated gross profit increased by $13.8 million. See The Greens Creek Segment, The Lucky Friday Segment, The Keno Hill Segment, and The Casa Berardi Segment sections below for a discussion on the key drivers by operating unit.
•
Ramp-up and suspension costs decreased by $10.8 million as costs related to Keno Hill's ramp-up activities decreased by $7.6 million, in addition to the prior period containing costs related to the temporary suspension of operations at Casa Berardi for 20 days resulting from certain forest lands and access road closures due to forest fires.
•
Other operating income, net increased by $13.0 million primarily due to $17.8 million of insurance proceeds received during the quarter related to the Lucky Friday fire. Other operating income, net in the prior period included $5.9 million of insurance proceeds related to a coverage lawsuit.
•
Fair value adjustments, net increased by $7.6 million primarily due to $11.2 million in unrealized gains on our marketable equity securities portfolio compared to the comparable period in 2023. This was partially offset by unrealized losses on undesignated derivative contracts resulting from a $3.6 million negative movement when compared to the comparable period in 2023.
•
Net foreign exchange gain increased by $6.5 million to $2.7 million, compared to a loss of $3.9 million in the comparable period, reflecting the continued strengthening of the US dollar against the Canadian dollar, and related impact on the revaluation of our Canadian monetary assets and liabilities.

The positive movements mentioned above were partly offset by:

•
General and administrative expenses increased by $4.0 million, primarily related to non-recurring compensation costs associated with our former CEO's retirement.
•
Interest expense increased by $2.2 million reflecting higher amounts drawn on our revolving credit facility.
•
Income and mining tax expense increased by $3.9 million due to higher taxable income generated by our US tax group.

We reported a net income applicable to common stockholders of $21.8 million for the six months ended June 30, 2024, compared to a net loss applicable to common stockholders of $19.1 million in the comparable period in 2023. The following were the significant drivers of changes in net loss applicable to common stockholders compared to 2023:

•
Ramp-up and suspension costs decreased by $7.6 million as costs related to Keno Hill's ramp-up activities decreased by $4.9 million, in addition to the prior period containing costs related to the temporary suspension of operations at Casa Berardi for 20 days resulting from certain forest lands and access road closures due to forest fires.
•
Other operating income, net increased by $30.0 million primarily due to $35.2 million of insurance proceeds received during the period related to the Lucky Friday fire. Other operating income, net in the prior period included $5.9 million of insurance proceeds related to a coverage lawsuit.
•
Fair value adjustments, net increased by $2.5 million primarily due to $9.0 million of unrealized gains on our marketable equity securities portfolio compared to the comparable period in 2023. This was partially offset by unrealized losses on undesignated derivative contracts resulting from a $6.5 million negative movement when compared to the comparable period in 2023.

•
Net foreign exchange gain increased by $10.4 million to $6.7 million reflecting the continued strengthening of the US dollar against the Canadian dollar, and related impact on the revaluation of our Canadian monetary assets and liabilities.

The positive movements mentioned above were partly offset by:

•
General and administrative expenses increased by $3.1 million, primarily related to non-recurring compensation costs associated with our former CEO's retirement.
•
Interest expense increased by $4.7 million as higher amounts were drawn on our revolving credit facility.
•
Income and mining tax expense increased by $2.5 million due to higher taxable income generated by our US tax group.

Greens Creek

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales	$95,659	$95,891	$192,969	$194,502
Cost of sales and other direct production costs	(45,470)	(49,976)	(100,884)	(101,800)
Depreciation, depletion and amortization	(11,316)	(13,078)	(25,759)	(27,542)
Total cost of sales	(56,786)	(63,054)	(126,643)	(129,342)
Gross profit	$38,873	$32,837	$66,326	$65,160
Tons of ore milled	225,746	232,465	457,934	465,632
Production:
Silver (ounces)	2,243,551	2,355,674	4,722,145	5,128,533
Gold (ounces)	14,137	16,351	28,725	31,235
Lead (tons)	4,513	4,726	9,347	9,928
Zinc (tons)	12,400	13,255	25,462	25,737
Payable metal quantities sold:
Silver (ounces)	1,576,918	2,155,419	3,667,367	4,447,454
Gold (ounces)	10,312	13,008	22,498	25,654
Lead (tons)	2,890	3,750	6,560	7,906
Zinc (tons)	7,525	8,960	17,089	18,204
Ore grades:
Silver ounces per ton	12.6	12.8	13.0	13.6
Gold ounces per ton	0.09	0.10	0.09	0.09
Lead percent	2.5%	2.5%	2.5%	2.6%
Zinc percent	6.2%	6.5%	6.2%	6.2%
Total production cost per ton	$218.09	$194.94	$215.46	$196.77
Cash Cost, After By-product Credits, per Silver Ounce (1)	$0.19	$1.33	$1.90	$1.23
AISC, After By-Product Credits, per Silver Ounce (1)	$5.40	$5.34	$6.33	$4.51
Capital additions	$11,704	$8,828	$20,531	$15,486

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

The $6.0 million increase in gross profit for the three months ended June 30, 2024, compared to the same period in 2023 was primarily due to higher realized sales prices for all metals sold, partially offset by lower metals sales volumes. Capital additions increased by $2.9 million in the same period primarily due to primary ore access development.

The $1.2 million increase in gross profit for the six months ended June 30, 2024, compared to the same period in 2023 was primarily due to higher realized sales prices for all metals sold, partially offset by lower metals sales volumes. Capital additions increased by $5.0 million in the same period primarily due to primary ore access development.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, per Silver Ounce for Greens Creek:

Three Months Ended June 30,
2024
2023
30.00
20.00
10.00
0.00
-10.00
-20.00
-30.00
10.79
9.45
3.89
3.58
7.36
6.30
2.72
4.40
1.07
1.47
-25.64
-23.87
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

Six Months Ended June 30,
2024
2023
20.00
15.00
10.00
5.00
0.00
-5.00
-10.00
-15.00
-20.00
-25.00
-30.00
10.47
8.74
3.82
3.38
6.72
5.89
3.36
4.05
1.09
1.30
-23.56
-22.13
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash Cost, Before By-product Credits, per Silver Ounce	$25.83	$25.20	$25.46	$23.36
By-product credits	(25.64)	(23.87)	(23.56)	(22.13)
Cash Cost, After By-product Credits, per Silver Ounce	$0.19	$1.33	$1.90	$1.23

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
AISC, Before By-product Credits, per Silver Ounce	$31.04	$29.21	$29.89	$26.64
By-product credits	(25.64)	(23.87)	(23.56)	(22.13)
AISC, After By-product Credits, per Silver Ounce	$5.40	$5.34	$6.33	$4.51

For the three months ended June 30, 2024, the decrease in Cash Cost, After By-product Credits, per Silver Ounce was primarily due to an increase in by-product credits, benefiting from higher realized gold and base metals prices, partly offset by higher production costs and lower ounces produced. For the same period, AISC, After By-product Credits, per Silver Ounce was consistent with the same period in 2023, as the benefit from higher by-product credits was offset by higher sustaining capital.

For the six months ended June 30, 2024, the increase in Cash Cost, After By-product Credits, per Silver Ounce was primarily due to higher production costs and lower ounces produced. In addition to the factors impacting Cash Cost per Silver Ounce, AISC, After By-product Credits, per Silver Ounce was also impacted by higher sustaining capital.

Lucky Friday

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales	$59,071	$42,648	$94,411	$91,758
Cost of sales and other direct production costs	(26,815)	(23,211)	(46,423)	(47,289)
Depreciation, depletion and amortization	(10,708)	(8,979)	(18,619)	(19,435)
Total cost of sales	(37,523)	(32,190)	(65,042)	(66,724)
Gross profit	$21,548	$10,458	$29,369	$25,034
Tons of ore milled	107,441	94,043	193,675	189,346
Production:
Silver (ounces)	1,308,155	1,286,666	2,369,220	2,549,130
Lead (tons)	8,229	8,180	14,918	16,214
Zinc (tons)	3,320	3,338	6,171	6,651
Payable metal quantities sold:
Silver (ounces)	1,220,850	1,134,640	2,174,741	2,440,652
Lead (tons)	7,599	7,121	13,591	15,479
Zinc (tons)	2,919	2,466	4,560	5,080
Ore grades:
Silver ounces per ton	12.9	14.3	12.9	14.1
Lead percent	8.1%	9.1%	8.2%	9.0%
Zinc percent	3.6%	4.2%	3.7%	4.2%
Total production cost per ton	$233.99	$248.65	$233.59	$229.56
Cash Cost, After By-product Credits, per Silver Ounce (1)	$5.32	$6.96	$6.67	$5.64
AISC, After By-product Credits, per Silver Ounce (1)	$12.74	$14.24	$14.50	$12.48
Capital additions	$10,818	$16,317	$25,806	$31,024

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

During August 2023, mining was suspended while repairing an unused station in the #2 ventilation shaft, which is also the secondary egress. While under repair, a fire occurred causing damage to the station and shaft. The operation remained suspended due to a fire at the unused station. By early September, the fire had been extinguished, normal ventilation was reestablished and the workforce recalled. Following evaluation of alternatives, it was determined that in order to safely bring the mine back into production in the most rapid and cost-effective way, a new secondary egress needed to be developed to bypass the damaged portion of the #2 shaft. The new egress extends an existing ramp 1,600 feet, installed a 290-foot-long manway raise, and developed an 850-foot ventilation raise. This work resulted in operations being suspended for the remainder of 2023, with the mine restarting production on January 9, 2024, and ramping up to full production during March. The Company has property and business interruption insurance coverage with an underground sub-limit of $50.0 million, and through June 30, 2024, has received $35.2 million in property damage and business interruption insurance proceeds. There can be no assurance that we will succeed in receiving the full $50 million. The discussion of Lucky Friday's results below for the six months ended June 30, 2024 and 2023, have been impacted by the previously suspended operations.

Gross profit increased by $11.1 million for the three months ended June 30, 2024 compared to the same period in 2023, reflecting a combination of higher sales volumes for all metals and higher realized sales prices.

Gross profit increased by $4.3 million for the six months ended June 30, 2024, compared to the same period in 2023, reflecting higher realized prices for all metals produced, partly offset by lower sales volumes for all metals produced as the mine ramped up to full production following restart of operations on January 9, 2024.

Capital additions decreased by $5.5 million and $5.2 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. There was lower development in the current period, in addition to the prior period including expenditures for the installation of a service hoist, coarse ore bunker and pre-production drilling.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for Lucky Friday:

Three Months Ended June 30,
2024
2023
20.00
15.00
10.00
5.00
0.00
-5.00
-10.00
-15.00
-20.00
11.79
11.99
3.31
2.75
4.11
3.44
2.10
3.25
0.96
0.87
-16.95
-15.34
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

Six Months Ended June 30,
2024
2023
25.00
20.00
15.00
10.00
5.00
0.00
-5.00
-10.00
-15.00
-20.00
-25.00
13.56
11.44
3.78
2.71
1.94
2.91
2.82
3.71
0.98
0.90
-16.41
-16.03
Mining
Milling
Other cash costs
Treatment costs
Concentrated freight
By-product credits

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash Cost, Before By-product Credits, per Silver Ounce	$22.27	$22.30	$23.08	$21.67
By-product credits	(16.95)	(15.34)	(16.41)	(16.03)
Cash Cost, After By-product Credits, per Silver Ounce	$5.32	$6.96	$6.67	$5.64

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
AISC, Before By-product Credits, per Silver Ounce	$29.69	$29.58	$30.91	$28.51
By-product credits	(16.95)	(15.34)	(16.41)	(16.03)
AISC, After By-product Credits, per Silver Ounce	$12.74	$14.24	$14.50	$12.48

The decrease in Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the three months ended June 30, 2024, compared to the same period in 2023 was primarily due to a combination of higher production and higher by-product credits, primarily resulting from an increase in base metals prices during the quarter.

The increase in Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the six months ended June 30, 2024, compared to the same period in 2023 was primarily due to lower production and higher mining and milling costs.

Keno Hill

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales	$28,950	$1,581	$39,797	$1,581
Cost of sales and other direct production costs	(24,221)	(1,320)	(31,466)	(1,320)
Depreciation, depletion and amortization	(4,729)	(261)	(8,331)	(261)
Total cost of sales	(28,950)	(1,581)	(39,797)	(1,581)
Gross profit	$—	$—	$—	$—
Tons of ore milled	36,977	12,064	62,142	12,064
Production:
Silver (ounces)	900,440	184,264	1,546,752	184,264
Lead (tons)	845	417	1,421	417
Zinc (tons)	471	691	769	691
Payable metal quantities sold:
Silver (ounces)	979,543	65,627	1,411,874	65,627
Lead (tons)	849	24	1,208	24
Zinc (tons)	337	48	453	48
Ore grades:
Silver ounces per ton	25.1	20.20	25.6	20.20
Lead percent	2.4%	2.5%	2.4%	2.5%
Zinc percent	1.4%	4.1%	1.4%	4.1%
Capital additions	$14,533	$3,505	$24,879	$20,625

We acquired our Keno Hill operations as part of the acquisition of Alexco Resource Corp. ("Alexco") on September 7, 2022, and have focused on development activities and began initial operation of the mill during the second quarter of 2023. The average throughput during the six months ended June 30, 2024, was 341 tons per day, with silver grades milled of 25.6 ounces per ton.

During the three months ended June 30, 2024, Keno Hill recorded sales and total cost of sales of $29.0 million related to concentrate produced and sold. The second quarter of 2024 had $1.8 million of site-specific ramp-up costs included in ramp-up and suspension costs, compared to $9.4 million in the second quarter of 2023. During the quarter, Keno Hill recorded capital additions of $14.5 million, related to various mine underground development projects, mobile equipment purchases and other projects including a surface backfill plant.

During the six months ended June 30, 2024, Keno Hill recorded sales and total cost of sales of $39.8 million related to concentrate produced and sold. The six months ended June 30, 2024 had $10.4 million of site-specific ramp up costs included in ramp-up and suspension costs, compared to $15.3 million in the same period of 2023. During the current year, Keno Hill recorded capital additions of $24.9 million, related to various mine underground development projects, a surface backfill plant and other mining equipment purchases.

Casa Berardi

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales	$58,623	$36,946	$100,207	$87,944
Cost of sales and other direct production costs	(40,330)	(32,304)	(75,639)	(81,266)
Depreciation, depletion and amortization	(27,010)	(10,272)	(49,961)	(24,308)
Total cost of sales	(67,340)	(42,576)	(125,600)	(105,574)
Gross loss	$(8,717)	$(5,630)	$(25,393)	$(17,630)
Tons of ore milled	366,979	318,704	748,605	747,858
Production:
Gold (ounces)	23,187	18,901	45,191	43,587
Silver (ounces)	6,338	5,956	12,465	11,601
Payable metal quantities sold:
Gold (ounces)	24,964	18,555	44,967	45,381
Silver (ounces)	7,974	4,899	13,187	11,345
Ore grades:
Gold ounces per ton	0.07	0.07	0.07	0.07
Silver ounces per ton	0.02	0.02	0.02	0.02
Total production cost per ton	$107.84	$97.69	$102.07	$103.58
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,701	$1,658	$1,685	$1,725
AISC, After By-product Credits, per Gold Ounce (1)	$1,825	$2,147	$1,861	$2,286
Capital additions	$12,376	$20,816	$25,692	$37,902

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

As part of the transition of the Casa Berardi mine from a combined underground and open pit operation to an open pit only operation, the lower margin east mine underground operations were closed in July 2023 and only the higher margin stopes of the west underground mine will be mined until they are exhausted. Following a recently completed stope-by-stope analysis this is expected to be at the end of 2024, at which time most underground activity, except for exploration is expected to cease. Following the halt to underground mining, Casa Berardi is expected to only produce gold from the 160 open pit, and at lower volumes than historic production levels with production expected to conclude no later than 2027. We forecast a gap in production from at least 2028 to at least 2030 when no ore will be mined and there will be no revenue. During this hiatus, our focus is expected to be on investing in infrastructure and equipment, and on permitting and stripping two expected new open pits, Principal and West Mine Crown Pillar. We expect to resume open pit mining at Casa Berardi no earlier than 2030, and anticipate that the mine will generate significant free cash flow at current gold prices.

Gross loss increased by $3.1 million to $8.7 million for the three months ended June 30, 2024, compared to a gross loss of $5.6 million in the same period in 2023. The increase in gross loss includes $1.2 million in product inventory net realizable value write downs attributable to higher depreciation, depletion and amortization expense, reflecting the accelerated amortization of the west underground mine and the cessation of capitalization of any underground mine development costs effective July 2023, in addition to higher mining and milling costs in the current period. Furthermore, the prior period contained $2.2 million of costs classified as suspension costs in relation to the mine's suspension of activities caused by road closures from the Quebec forest fires. These factors were partly offset by higher realized gold prices and gold ounces sold. Capital additions decreased by $8.4 million during the quarter, compared to the same period in 2023, primarily related to the cessation of capitalization of underground development.

Gross loss increased by $7.8 million to $25.4 million for the six months ended June 30, 2024, compared to a gross loss of $17.6 million in the same period in 2023. The increase in gross loss includes $6.3 million in product inventory net realizable value write downs attributable to higher depreciation, depletion and amortization expense, reflecting the accelerated amortization of the west underground mine, the purchase of mobile equipment fleet in June and early July 2023 and the cessation of capitalization of any underground mine development costs effective July 2023. As mentioned above, the prior period contained $2.2 million of costs classified as suspension costs in relation to the mine's suspension of activities caused by road closures from the Quebec forest fires. Capital additions decreased by $12.2 million during the six-month period ended June 30, 2024, compared to the same period in 2023, primarily related to the cessation of capitalization of underground development. The majority of capital additions for the current year have related to a tailings dam raise and paste backfill.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for Casa Berardi:

Three Months Ended June 30,
2024
2023
1400
1200
1000
800
600
400
200
0
-200
1246
1182
412
377
51
107
-8
-8
Mining
Milling
Other cash costs
By-product credits

Six Months Ended June 30,
2024
2023
1266
1,276
391
424
35
31
-7
-6
1300
1100
900
700
500
300
100
-100
Mining
Milling
Other cash costs
By-product credits

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash Cost, Before By-product Credits, per Gold Ounce	$1,709	$1,666	$1,692	$1,731
By-product credits	(8)	(8)	(7)	(6)
Cash Cost, After By-product Credits, per Gold Ounce	$1,701	$1,658	$1,685	$1,725

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
AISC, Before By-product Credits, per Gold Ounce	$1,833	$2,155	$1,868	$2,292
By-product credits	(8)	(8)	(7)	(6)
AISC, After By-product Credits, per Gold Ounce	$1,825	$2,147	$1,861	$2,286

The increase in Cash Cost After By-product Credits, per Gold Ounce, for the three months ended June 30, 2024, compared to the same period in 2023 was primarily due to higher mining and milling costs, partly offset by higher gold production. Lower AISC, After By-product Credits, per Gold Ounce reflected the continuing positive impact of no underground development and the prior period containing machinery and equipment expenditures related to surface operations.

The decrease in Cash Cost After By-product Credits, per Gold Ounce, for the six months ended June 30, 2024 was primarily related to lower production costs from the cessation of underground mining of the east mine during July 2023, in addition to higher production. Decreased sustaining capital for the six months ended June 30, 2024, reflecting no underground development and the prior period containing machinery and equipment expenditures related to surface operations positively impacted AISC, After By-product Credits, per Gold Ounce.

Corporate Matters

Income Taxes

During the three and six months ended June 30, 2024, an income and mining tax provision of $9.1 million and $10.9 million, respectively, resulted in an effective tax rate of 24.6% and 33.0%, respectively. This compares to an income and mining tax provision of $5.2 million and $8.4 million which resulted in an effective tax rate of -49.0% and -80.3%, for the three and six months ended June 30, 2023, respectively. The comparability of our income and mining tax provision and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates including non-recognition of foreign exchange gains and losses; (v) percentage depletion; and (vi) the non-recognition of tax assets. The effective tax rate will fluctuate, sometimes significantly, period to period. The change in the effective tax rate during the three and six months ended June 30, 2024, compared to the comparable periods in 2023 is primarily related to the reported consolidated income (loss) as well as the losses incurred at our consolidated Alexco subsidiaries, and our Nevada subsidiaries, for which no tax benefit is recognized due to uncertainty surrounding our ability to utilize these future tax benefits.

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

Reconciliation of Total Cost of Sales to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations and for the Company for the three and six months ended June 30, 2024 and 2023.

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

In thousands (except per ounce amounts)	Three Months Ended June 30, 2024
	Greens Creek	Lucky Friday	Keno Hill (6)	Corporate (2)	Total Silver
Total cost of sales	$56,786	$37,523	$28,950	$—	$123,259
Depreciation, depletion and amortization	(11,316)	(10,708)	(4,729)	—	(26,753)
Treatment costs	6,069	2,746	—	—	8,815
Change in product inventory	7,296	(115)	—	—	7,181
Reclamation and other costs	(882)	(311)	—	—	(1,193)
Exclusion of Keno Hill cash costs (6)	—	—	(24,221)	—	(24,221)
Cash Cost, Before By-product Credits (1)	57,953	29,135	—	—	87,088
Reclamation and other costs	785	183	—	—	968
Sustaining capital	10,911	9,517	—	1,035	21,463
General and administrative	—	—	—	14,740	14,740
AISC, Before By-product Credits (1)	69,649	38,835	—	15,775	124,259
By-product credits:
Zinc	(21,873)	(6,706)	—	—	(28,579)
Gold	(28,844)	—	—	—	(28,844)
Lead	(6,818)	(15,466)	—	—	(22,284)
Total By-product credits	(57,535)	(22,172)	—	—	(79,707)
Cash Cost, After By-product Credits	$418	$6,963	$—	$—	$7,381
AISC, After By-product Credits	$12,114	$16,663	$—	$15,775	$44,552
Ounces produced	2,244	1,308			3,552
Cash Cost, Before By-product Credits, per Ounce	$25.83	$22.27			$24.52
By-product credits per ounce	(25.64)	(16.95)			(22.44)
Cash Cost, After By-product Credits, per Ounce	$0.19	$5.32			$2.08
AISC, Before By-product Credits, per Ounce	$31.04	$29.69			$34.98
By-product credits per ounce	(25.64)	(16.95)			(22.44)
AISC, After By-product Credits, per Ounce	$5.40	$12.74			$12.54

In thousands (except per ounce amounts)	Three Months Ended June 30, 2024
	Gold - Casa Berardi	Other (4)	Total Gold and Other
Total cost of sales	$67,340	$3,628	$70,968
Depreciation, depletion and amortization	(27,010)	—	(27,010)
Treatment costs	52	—	52
Change in product inventory	(550)	—	(550)
Reclamation and other costs	(206)	—	(206)
Exclusion of Other costs	—	(3,628)	(3,628)
Cash Cost, Before By-product Credits (1)	39,626	—	39,626
Reclamation and other costs	206	—	206
Sustaining capital	2,667	—	2,667
AISC, Before By-product Credits (1)	42,499	—	42,499
By-product credits:
Silver	(183)	—	(183)
Total By-product credits	(183)	—	(183)
Cash Cost, After By-product Credits	$39,443	$—	$39,443
AISC, After By-product Credits	$42,316	$—	$42,316
Divided by ounces produced	23	—	23
Cash Cost, Before By-product Credits, per Ounce	$1,709	$—	$1,709
By-product credits per ounce	(8)	—	(8)
Cash Cost, After By-product Credits, per Ounce	$1,701	$—	$1,701
AISC, Before By-product Credits, per Ounce	$1,833	$—	$1,833
By-product credits per ounce	(8)	—	(8)
AISC, After By-product Credits, per Ounce	$1,825	$—	$1,825

In thousands (except per ounce amounts)	Three Months Ended June 30, 2024
	Total Silver	Total Gold and Other	Total
Total cost of sales	$123,259	$70,968	$194,227
Depreciation, depletion and amortization	(26,753)	(27,010)	(53,763)
Treatment costs	8,815	52	8,867
Change in product inventory	7,181	(550)	6,631
Reclamation and other costs	(1,193)	(206)	(1,399)
Exclusion of Keno Hill cash costs (6)	(24,221)	—	(24,221)
Exclusion of Other costs	—	(3,628)	(3,628)
Cash Cost, Before By-product Credits (1)	87,088	39,626	126,714
Reclamation and other costs	968	206	1,174
Sustaining capital	21,463	2,667	24,130
General and administrative	14,740	—	14,740
AISC, Before By-product Credits (1)	124,259	42,499	166,758
By-product credits:
Zinc	(28,579)	—	(28,579)
Gold	(28,844)	—	(28,844)
Lead	(22,284)	—	(22,284)
Silver	—	(183)	(183)
Total By-product credits	(79,707)	(183)	(79,890)
Cash Cost, After By-product Credits	$7,381	$39,443	$46,824
AISC, After By-product Credits	$44,552	$42,316	$86,868
Divided by ounces produced	3,552	23
Cash Cost, Before By-product Credits, per Ounce	$24.52	$1,709
By-product credits per ounce	(22.44)	(8)
Cash Cost, After By-product Credits, per Ounce	$2.08	$1,701
AISC, Before By-product Credits, per Ounce	$34.98	$1,833
By-product credits per ounce	(22.44)	(8)
AISC, After By-product Credits, per Ounce	$12.54	$1,825

In thousands (except per ounce amounts)	Three Months Ended June 30, 2023
	Greens Creek	Lucky Friday	Keno Hill (6)	Corporate (2)	Total Silver
Total cost of sales	$63,054	$32,190	$1,581	$—	$96,825
Depreciation, depletion and amortization	(13,078)	(8,979)	(261)	—	(22,318)
Treatment costs	10,376	4,187	113	—	14,676
Change in product inventory	(1,242)	1,546	—	—	304
Reclamation and other costs	263	(250)	(1,433)	—	(1,420)
Cash Cost, Before By-product Credits (1)	59,373	28,694	—	—	88,067
Reclamation and other costs	722	285	—	—	1,007
Sustaining capital	8,714	9,081	—	688	18,483
General and administrative	—	—	—	10,783	10,783
AISC, Before By-product Credits (1)	68,809	38,060	—	11,471	118,340
By-product credits:
Zinc	(20,923)	(5,448)	—	—	(26,371)
Gold	(28,458)	—	—	—	(28,458)
Lead	(6,860)	(14,287)	—	—	(21,147)
Total By-product credits	(56,241)	(19,735)	—	—	(75,976)
Cash Cost, After By-product Credits	$3,132	$8,959	$—	$—	$12,091
AISC, After By-product Credits	$12,568	$18,325	$—	$11,471	$42,364
Divided by ounces produced	2,356	1,287			3,643
Cash Cost, Before By-product Credits, per Ounce	$25.20	$22.30			$24.18
By-product credits per ounce	(23.87)	(15.34)			(20.86)
Cash Cost, After By-product Credits, per Ounce	$1.33	$6.96			$3.32
AISC, Before By-product Credits, per Ounce	$29.21	$29.58			$32.49
By-product credits per ounce	(23.87)	(15.34)			(20.86)
AISC, After By-product Credits, per Ounce	$5.34	$14.24			$11.63

In thousands (except per ounce amounts)	Three Months Ended June 30, 2023 (5)
	Gold - Casa Berardi	Other	Total Gold and Other
Total cost of sales	$42,576	$1,071	$43,647
Depreciation, depletion and amortization	(10,272)	(127)	(10,399)
Treatment costs	351	—	351
Change in product inventory	(951)	—	(951)
Reclamation and other costs	(219)	—	(219)
Exclusion of Other costs	—	(944)	(944)
Cash Cost, Before By-product Credits (1)	31,485	—	31,485
Reclamation and other costs	219	—	219
Sustaining capital	9,025	—	9,025
AISC, Before By-product Credits (1)	40,729		40,729
By-product credits:
Silver	(144)	—	(144)
Total By-product credits	(144)	—	(144)
Cash Cost, After By-product Credits	$31,341	$—	$31,341
AISC, After By-product Credits	$40,585	$—	$40,585
Divided by ounces produced	19	—	19
Cash Cost, Before By-product Credits, per Ounce	$1,666	$—	$1,666
By-product credits per ounce	(8)	—	(8)
Cash Cost, After By-product Credits, per Ounce	$1,658	$—	$1,658
AISC, Before By-product Credits, per Ounce	$2,155	$—	$2,155
By-product credits per ounce	(8)	—	(8)
AISC, After By-product Credits, per Ounce	$2,147	$—	$2,147

In thousands (except per ounce amounts)	Three Months Ended June 30, 2023 (5)
	Total Silver	Total Gold and Other	Total
Total cost of sales	$96,825	$43,647	$140,472
Depreciation, depletion and amortization	(22,318)	(10,399)	(32,717)
Treatment costs	14,676	351	15,027
Change in product inventory	304	(951)	(647)
Reclamation and other costs	(1,420)	(219)	(1,639)
Exclusion of Other costs	—	(944)	(944)
Cash Cost, Before By-product Credits (1)	88,067	31,485	119,552
Reclamation and other costs	1,007	219	1,226
Sustaining capital	18,483	9,025	27,508
General and administrative	10,783	—	10,783
AISC, Before By-product Credits (1)	118,340	40,729	159,069
By-product credits:
Zinc	(26,371)	—	(26,371)
Gold	(28,458)	—	(28,458)
Lead	(21,147)	—	(21,147)
Silver	—	(144)	(144)
Total By-product credits	(75,976)	(144)	(76,120)
Cash Cost, After By-product Credits	$12,091	$31,341	$43,432
AISC, After By-product Credits	$42,364	$40,585	$82,949
Divided by ounces produced	3,643	19
Cash Cost, Before By-product Credits, per Ounce	$24.18	$1,666
By-product credits per ounce	(20.86)	(8)
Cash Cost, After By-product Credits, per Ounce	$3.32	$1,658
AISC, Before By-product Credits, per Ounce	$32.49	$2,155
By-product credits per ounce	(20.86)	(8)
AISC, After By-product Credits, per Ounce	$11.63	$2,147

In thousands (except per ounce amounts)	Six Months Ended June 30, 2024
	Greens Creek	Lucky Friday	Keno Hill (6)	Corporate (2)	Total Silver
Total cost of sales	$126,643	$65,042	$39,797	$—	$231,482
Depreciation, depletion and amortization	(25,759)	(18,619)	(8,331)	—	(52,709)
Treatment costs	15,793	5,969	—	—	21,762
Change in product inventory	5,100	496	—	—	5,596
Reclamation and other costs	(1,537)	(413)	—	—	(1,950)
Exclusion of Lucky Friday cash costs (3)	—	(3,634)	—	—	(3,634)
Exclusion of Keno Hill cash costs (6)	—	—	(31,466)	—	(31,466)
Cash Cost, Before By-product Credits (1)	120,240	48,841	—	—	169,081
Reclamation and other costs	1,570	405	—	—	1,975
Sustaining capital	19,327	21,568	—	1,101	41,996
Exclusion of Lucky Friday sustaining costs (3)	—	(5,396)	—	—	(5,396)
General and administrative	—	—	—	25,956	25,956
AISC, Before By-product Credits (1)	141,137	65,418	—	27,057	233,612
By-product credits:
Zinc	(42,079)	(11,491)	—	—	(53,570)
Gold	(55,395)	—	—	—	(55,395)
Lead	(13,799)	(27,187)	—	—	(40,986)
Exclusion of Lucky Friday by-product credits (3)	—	3,943	—	—	3,943
Total By-product credits	(111,273)	(34,735)	—	—	(146,008)
Cash Cost, After By-product Credits	$8,967	$14,106	$—	$—	$23,073
AISC, After By-product Credits	$29,864	$30,683	$—	$27,057	$87,604
Ounces produced	4,722	2,369			7,091
Exclusion of Lucky Friday ounces produced (3)	—	(253)			(253)
Divided by ounces produced	4,722	2,116			6,838
Cash Cost, Before By-product Credits, per Ounce	$25.46	$23.08			$24.73
By-product credits per ounce	(23.56)	(16.41)			(21.35)
Cash Cost, After By-product Credits, per Ounce	$1.90	$6.67			$3.38
AISC, Before By-product Credits, per Ounce	$29.89	$30.91			$34.16
By-product credits per ounce	(23.56)	(16.41)			(21.35)
AISC, After By-product Credits, per Ounce	$6.33	$14.50			$12.81

In thousands (except per ounce amounts)	Six Months Ended June 30, 2024
	Casa Berardi	Other (4)	Total Gold
Total cost of sales	$125,600	$7,513	$133,113
Depreciation, depletion and amortization	(49,961)	—	(49,961)
Treatment costs	76	—	76
Change in product inventory	1,189	—	1,189
Reclamation and other costs	(415)	—	(415)
Exclusion of Other costs	—	(7,513)	(7,513)
Cash Cost, Before By-product Credits (1)	76,489	—	76,489
Reclamation and other costs	415	—	415
Sustaining capital	7,528	—	7,528
AISC, Before By-product Credits (1)	84,432	—	84,432
By-product credits:
Silver	(326)	—	(326)
Total By-product credits	(326)	—	(326)
Cash Cost, After By-product Credits	$76,163	$—	$76,163
AISC, After By-product Credits	$84,106	$—	$84,106
Divided by ounces produced	45	—	45
Cash Cost, Before By-product Credits, per Ounce	$1,692	$—	$1,692
By-product credits per ounce	(7)	—	(7)
Cash Cost, After By-product Credits, per Ounce	$1,685	$—	$1,685
AISC, Before By-product Credits, per Ounce	$1,868	$—	$1,868
By-product credits per ounce	(7)	—	(7)
AISC, After By-product Credits, per Ounce	$1,861	$—	$1,861

In thousands (except per ounce amounts)	Six Months Ended June 30, 2024
	Total Silver	Total Gold and Other	Total
Total cost of sales	$231,482	$133,113	$364,595
Depreciation, depletion and amortization	(52,709)	(49,961)	(102,670)
Treatment costs	21,762	76	21,838
Change in product inventory	5,596	1,189	6,785
Reclamation and other costs	(1,950)	(415)	(2,365)
Exclusion of Lucky Friday cash costs (3)	(3,634)	—	(3,634)
Exclusion of Keno Hill cash costs (6)	(31,466)	—	(31,466)
Exclusion of Other costs	—	(7,513)	(7,513)
Cash Cost, Before By-product Credits (1)	169,081	76,489	245,570
Reclamation and other costs	1,975	415	2,390
Sustaining capital	41,996	7,528	49,524
Exclusion of Lucky Friday sustaining costs (3)	(5,396)	—	(5,396)
General and administrative	25,956	—	25,956
AISC, Before By-product Credits (1)	233,612	84,432	318,044
By-product credits:
Zinc	(53,570)	—	(53,570)
Gold	(55,395)	—	(55,395)
Lead	(40,986)	—	(40,986)
Silver	—	(326)	(326)
Exclusion of Lucky Friday by-product credits (3)	3,943	—	3,943
Total By-product credits	(146,008)	(326)	(146,334)
Cash Cost, After By-product Credits	$23,073	$76,163	$99,236
AISC, After By-product Credits	$87,604	$84,106	$171,710
Ounces produced	7,091	45
Exclusion of Lucky Friday ounces produced (3)	(253)	—
Divided by ounces produced	6,838	45
Cash Cost, Before By-product Credits, per Ounce	$24.73	$1,692
By-product credits per ounce	(21.35)	(7)
Cash Cost, After By-product Credits, per Ounce	$3.38	$1,685
AISC, Before By-product Credits, per Ounce	$34.16	$1,868
By-product credits per ounce	(21.35)	(7)
AISC, After By-product Credits, per Ounce	$12.81	$1,861

In thousands (except per ounce amounts)	Six Months Ended June 30, 2023
	Greens Creek	Lucky Friday	Keno Hill(6)	Corporate (2)	Total Silver
Total cost of sales	$129,342	$66,724	$1,581	$—	$197,647
Depreciation, depletion and amortization	(27,542)	(19,435)	(261)	—	(47,238)
Treatment costs	20,745	9,464	113	—	30,322
Change in product inventory	(2,856)	(863)	—	—	(3,719)
Reclamation and other costs	134	(658)	—	—	(524)
Exclusion of Keno Hill cash costs (6)	—	—	(1,433)	—	(1,433)
Cash Cost, Before By-product Credits (1)	119,823	55,232	—	—	175,055
Reclamation and other costs	1,444	570	—		2,014
Sustaining capital	15,355	16,865	—	594	32,814
General and administrative	—	—	—	22,853	22,853
AISC, Before By-product Credits (1)	136,622	72,667	—	23,447	232,736
By-product credits:
Zinc	(44,928)	(12,264)	—	—	(57,192)
Gold	(53,744)	—	—	—	(53,744)
Lead	(14,802)	(28,586)	—	—	(43,388)
Total By-product credits	(113,474)	(40,850)	—	—	(154,324)
Cash Cost, After By-product Credits	$6,349	$14,382	$—	$—	$20,731
AISC, After By-product Credits	$23,148	$31,817	$—	$23,447	$78,412
Divided by ounces produced	5,129	2,549			7,678
Cash Cost, Before By-product Credits, per Ounce	$23.36	$21.67			$22.80
By-product credits per ounce	(22.13)	(16.03)			(20.10)
Cash Cost, After By-product Credits, per Ounce	$1.23	$5.64			$2.70
AISC, Before By-product Credits, per Ounce	$26.64	$28.51			$30.31
By-product credits per ounce	(22.13)	(16.03)			(20.10)
AISC, After By-product Credits, per Ounce	$4.51	$12.48			$10.21

In thousands (except per ounce amounts)	Six Months Ended June 30, 2023
	Casa Berardi	Other (4)	Total Gold
Total cost of sales	$105,574	$1,803	$107,377
Depreciation, depletion and amortization	(24,308)	(174)	(24,482)
Treatment costs	818	—	818
Change in product inventory	(3,368)	—	(3,368)
Reclamation and other costs	(436)	—	(436)
Exclusion of Casa Berardi cash costs (7)	(2,851)	—	(2,851)
Exclusion of Other costs	—	(1,629)	(1,629)
Cash Cost, Before By-product Credits (1)	75,429	—	75,429
Reclamation and other costs	436	—	436
Sustaining capital	24,041	—	24,041
AISC, Before By-product Credits (1)	99,906	—	99,906
By-product credits:
Silver	(271)	—	(271)
Total By-product credits	(271)	—	(271)
Cash Cost, After By-product Credits	$75,158	$—	$75,158
AISC, After By-product Credits	$99,635	$—	$99,635
Divided by ounces produced	44	—	44
Cash Cost, Before By-product Credits, per Ounce	$1,731	$—	$1,731
By-product credits per ounce	(6)	—	(6)
Cash Cost, After By-product Credits, per Ounce	$1,725	$—	$1,725
AISC, Before By-product Credits, per Ounce	$2,292	$—	$2,292
By-product credits per ounce	(6)	—	(6)
AISC, After By-product Credits, per Ounce	$2,286	$—	$2,286

In thousands (except per ounce amounts)	Six Months Ended June 30, 2023
	Total Silver	Total Gold	Total
Total cost of sales	$197,647	$107,377	$305,024
Depreciation, depletion and amortization	(47,238)	(24,482)	(71,720)
Treatment costs	30,322	818	31,140
Change in product inventory	(3,719)	(3,368)	(7,087)
Reclamation and other costs	(524)	(436)	(960)
Exclusion of Keno Hill cash costs	(1,433)	—	(1,433)
Exclusion of Casa Berardi cash costs (7)	—	(2,851)	(2,851)
Exclusion of Other costs	—	(1,629)	(1,629)
Cash Cost, Before By-product Credits (1)	175,055	75,429	250,484
Reclamation and other costs	2,014	436	2,450
Sustaining capital	32,814	24,041	56,855
General and administrative	22,853	—	22,853
AISC, Before By-product Credits (1)	232,736	99,906	332,642
By-product credits:
Zinc	(57,192)	—	(57,192)
Gold	(53,744)	—	(53,744)
Lead	(43,388)	—	(43,388)
Silver	—	(271)	(271)
Total By-product credits	(154,324)	(271)	(154,595)
Cash Cost, After By-product Credits	$20,731	$75,158	$95,889
AISC, After By-product Credits	$78,412	$99,635	$178,047
Divided by ounces produced	7,678	44
Cash Cost, Before By-product Credits, per Ounce	$22.80	$1,731
By-product credits per ounce	(20.10)	(6)
Cash Cost, After By-product Credits, per Ounce	$2.70	$1,725
AISC, Before By-product Credits, per Ounce	$30.31	$2,292
By-product credits per ounce	(20.10)	(6)
AISC, After By-product Credits, per Ounce	$10.21	$2,286

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

(4)
Other includes $3.6 million and $7.5 million of total cost of sales for the three and six months ended June 30, 2024, respectively, related to our environmental remediation services business. For the three and six months ended June 30, 2023, Other includes total cost of sales of $1.1 million and $1.8 million, respectively, related to our environmental remediation services business and Nevada operations.

(5)
During the three months ended March 31, 2023, the Company completed the necessary studies to conclude usage of the F-160 pit as a tailings storage facility after mining is complete. As a result, a portion of the mining costs have been excluded from Cash Cost, Before By-product Credits and AISC, Before By-product Credits.

(6)
Keno Hill is in the ramp-up phase of production and is excluded from the calculation of Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

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

At June 30, 2024, we had $24.6 million in cash and cash equivalents, of which $4.9 million was held in foreign subsidiaries' local currency that we anticipate utilizing for near-term operating, exploration or capital costs by those foreign subsidiaries. At June 30, 2024, we had utilized $62.0 million drawn on our credit facility of $225 million, with $6.3 million used for letters of credit and the remainder available as borrowings. We also have USD cash and cash equivalent balances held by our foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from our U.S. operations are adequate to fund our U.S. operations and corporate activities.

Pursuant to our common stock dividend policy described in Note 12 of Notes to Consolidated Financial Statements in our consolidated financial statements and notes for the year ended December 31, 2023, our Board of Directors declared and paid dividends on our common stock of $4.0 million and $8.0 million during the three and six months ended June 30, 2024, respectively, and $3.8 million and $7.8 million for the three and six months ended June 30, 2023, respectively. Our dividend policy has a silver-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend.

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

Pursuant to our stock repurchase program described in Note 12 of Notes to Consolidated Financial Statements in our consolidated financial statements and notes for the year ended December 31, 2023, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of June 30, 2024 and December 31, 2023, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. We have not repurchased any shares since June 2014.

As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited) pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents in “at-the-market” offerings. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The equity distribution agreement can be terminated by us at any time. Any sales of shares under that agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. During the six months ended June 30, 2024, we sold 248,561 shares under the agreement for proceeds of $1.1 million, net of commissions and fees of $0.04 million.

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

We currently estimate a range of approximately $196 to $218 million (before any lease financing) will be invested in 2024 on capital expenditures, primarily for equipment, infrastructure, and development at our mines, including $98.0 million already incurred as of June 30, 2024. We also estimate exploration and pre-development expenditures will total approximately $31.5 million in 2024, including $11.0 million already incurred as of June 30, 2024. Our expenditures for these items and our related plans for 2024 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

Our liquid assets include (in millions):

	June 30, 2024	December 31, 2023
Cash and cash equivalents held in U.S. dollars	$19.7	$98.8
Cash and cash equivalents held in foreign currency	4.9	7.6
Total cash and cash equivalents	24.6	106.4
Marketable equity securities - non-current	36.9	32.3
Total cash, cash equivalents and investments	$61.6	$138.7

Cash and cash equivalents decreased by $81.8 million in the first six months of 2024. Cash held in foreign currencies represents balances in Canadian dollars and Mexican Pesos. The value of non-current marketable equity securities increased by $4.6 million.

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash provided by operating activities (in millions)	$95.8	$64.4

Cash provided by operating activities for the six months ended June 30, 2024, of $95.8 million represented a $31.4 million increase compared to the $64.4 million provided in the same period for 2023. $60.0 million of the variance was attributable to higher income adjusted for non-cash items, reflecting higher non-cash depreciation, depletion and amortization expense, a foreign exchange gain and higher inventory write downs. The remaining variance was attributable to negative net working capital changes resulting from the resumption of operations following suspension at Lucky Friday consuming working capital, higher accounts receivable balances reflecting the timing of sales at Greens Creek, Lucky Friday and Keno Hill and an increase in inventory at Keno Hill.

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash used in investing activities (in millions)	$(96.8)	$(105.8)

During the six months ended June 30, 2024, we invested $96.8 million in our business, which included $1.3 million in proceeds from the sale of property, plant and mine development. Capital expenditures were $98.0 million, a decrease of $7.9 million compared to the same period in 2023. The variance was primarily due to lower capital spending at Lucky Friday and Casa Berardi, partially offset by higher capital spending at Greens Creek and Keno Hill.

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash (used in) provided by financing activities (in millions)	$(79.6)	$42.3

During the six months ended June 30, 2024, we had net repayments of $66.0 million on our revolving credit facility resulting in $62.0 million outstanding at an interest rate of 8.4% on June 30, 2024. During the six months ended June 30, 2024 and 2023:

•
we paid cash dividends on our common and preferred stock totaling $8.0 million and $7.8 million, respectively;
•
we issued stock under our ATM program described above for net proceeds of $1.1 million and $25.9 million, respectively; and
•
we made repayments on our finance leases of $5.5 million and $4.8 million, respectively.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, IQ Notes, credit facility, outstanding purchase orders, certain capital expenditures and lease arrangements as of June 30, 2024 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$40,934	$—	$—	$—	$40,934
Credit facility(2)	63,176	2,351	354	—	65,881
Finance lease commitments (3)	8,093	11,245	3,286	1,156	23,780
Operating lease commitments (4)	2,427	2,547	2,140	5,382	12,496
Senior Notes (5)	34,438	68,876	496,522	—	599,836
IQ Notes (6)	2,296	35,301	—	—	37,597
Total contractual cash obligations	$151,364	$120,320	$502,302	$6,538	$780,524

(1)
Consists of open purchase orders and commitments of approximately $9.7 million, $17.1 million, $10.4 million, $3.0 million and $0.7 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, Casa Berardi and Other Operations, respectively.

(2)
The Credit Agreement provides for a $225 million revolving credit facility. We had net draws of $62.0 million and $6.3 million in letters of credit outstanding as of June 30, 2024. The amounts in the table above assume no additional amounts will be drawn in future periods, and include only the standby fee on the current undrawn balance and accrued interest. For more information on our credit facility, see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)
Includes scheduled finance lease payments of $5.0 million, $5.2 million, $7.5 million, and $6.1 million for equipment at Greens Creek, Lucky Friday, Casa Berardi, and Keno Hill, respectively.

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

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters. At June 30, 2024, our liabilities for these matters totaled $119.8 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Critical Accounting Estimates

There have been no significant changes to the critical accounting estimates disclosed in “Critical Accounting Policies” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 to the May 20, 2024 8-K.

Off-Balance Sheet Arrangements

At June 30, 2024, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of June 30, 2024
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$13,721	$11,732	$(868)	$—	$24,585
Other current assets	17,365	140,934	17,346	—	175,645
Properties, plants, equipment and mineral interests, net	—	2,649,671	8,324	—	2,657,995
Intercompany receivable (payable)	(141,670)	(864,387)	600,030	406,027	—
Investments in subsidiaries	2,235,889	—	—	(2,235,889)	—
Other non-current assets	457,528	21,994	30,486	(428,469)	81,539
Total assets	$2,582,833	$1,959,944	$655,318	$(2,258,331)	$2,939,764
Liabilities and Stockholders' Equity
Current liabilities	$31,950	$144,231	$17,077	$(37,733)	$155,525
Long-term debt	561,446	5,839	—	15,292	582,577
Non-current portion of accrued reclamation	—	107,877	1,900	—	109,777
Non-current deferred tax liability	9,372	91,360	—	—	100,732
Other non-current liabilities	—	11,088	—	—	11,088
Stockholders' equity	1,980,065	1,599,549	636,341	(2,235,890)	1,980,065
Total liabilities and stockholders' equity	$2,582,833	$1,959,944	$655,318	$(2,258,331)	$2,939,764

	As of December 31, 2023
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$89,377	$16,053	$944	$—	$106,374
Other current assets	15,929	127,531	10,428	—	$153,888
Properties, plants, equipment and mineral interests - net	642	2,657,261	8,347	—	$2,666,250
Intercompany receivable (payable)	(132,464)	(812,078)	589,842	354,700	$—
Investments in subsidiaries	2,248,533	—	—	(2,248,533)	$—
Other non-current assets	432,468	21,960	29,353	(399,189)	$84,592
Total assets	$2,654,485	$2,010,727	$638,914	$(2,293,022)	$3,011,104
Liabilities and Stockholders' Equity
Current liabilities	$50,383	$141,439	$10,128	$(44,490)	$157,460
Long-term debt	636,000	17,063	0	—	$653,063
Non-current portion of accrued reclamation	—	108,731	2,066	—	$110,797
Non-current deferred tax liability	—	104,835	—	—	$104,835
Other non-current liabilities	—	16,845	0	—	$16,845
Stockholders' equity	1,968,102	1,621,814	626,720	(2,248,532)	$1,968,104
Total liabilities and stockholders' equity	$2,654,485	$2,010,727	$638,914	$(2,293,022)	$3,011,104

Unaudited Interim Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2024
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(9,419)	$444,604	$—	$—	$435,185
Cost of sales	(1,545)	(260,380)	—	—	(261,925)
Depreciation, depletion, amortization	—	(102,670)	—	—	(102,670)
General and administrative	(13,094)	(12,097)	(765)	—	(25,956)
Exploration and pre-development	(262)	(9,092)	(1,670)	—	(11,024)
Equity in earnings of subsidiaries	18,991	—	—	(18,991)	—
Other income (expense)	44,389	(26,391)	(2,340)	(16,256)	(598)
Income (loss) before income and mining taxes	39,060	33,974	(4,775)	(35,247)	33,012
(Expense) benefit from income taxes	(16,943)	(10,209)	—	16,257	(10,895)
Net income (loss)	22,117	23,765	(4,775)	(18,990)	22,117
Preferred stock dividends	(276)	—	—	—	(276)
Income (loss) applicable to common stockholders	$21,841	$23,765	$(4,775)	$(18,990)	$21,841
Net income (loss)	22,117	23,765	(4,775)	(18,990)	22,117
Changes in comprehensive income (loss)	(11,891)	—	—	—	(11,891)
Comprehensive income (loss)	$10,226	$23,765	$(4,775)	$(18,990)	$10,226

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risks and risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at June 30, 2024, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Item 1A. – Risk Factors of our 2023 Form 10-K).

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

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer. Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our 2023 Form 10-K). At June 30, 2024, metals contained in concentrate sales and exposed to future price changes totaled 2.3 million ounces of silver, 14,225 tons of zinc and 55,050 tons of lead. If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $23.0 million. As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

Commodity-Price Risk Management

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2023 Form 10-K for a description of our commodity-price risk management program.

Foreign Currency Risk Management

We operate or have mining interests in Canada, which exposes us to risks associated with fluctuations in the exchange rates between the USD and the CAD. We determined the functional currency for our Canadian operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD to USD are recorded to earnings each period. For the three and six months ended June 30, 2024, we recognized a net foreign exchange gain of $2.7 million and $6.7 million, respectively, compared to a net foreign exchange loss of $3.9 million and $3.7 million for the three and six months ended June 30, 2023, respectively. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at June 30, 2024 would have resulted in a change of approximately $6.8 million in our net foreign exchange gain or loss. We do not hedge the remeasurement of monetary assets and liabilities. We do hedge some of our operating and capital costs denominated in CAD.

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Note 10 of Notes to Consolidated Financial Statements included in Exhibit 99.1 to the May 20, 2024 8-K for a description of our foreign currency risk management.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of June 30, 2024, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

Part II - Other Information

Hecla Mining Company and Subsidiaries

Item 1. Legal Proceedings

For information concerning legal proceedings, refer to Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited), which is incorporated by reference into this Item 1.

Item 1A. Risk Factors

Item 1A. – Risk Factors of our 2023 Form 10-K set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.

Our Keno Hill mine is subject to risks associated with permits and the First Nation of Na-Cho Nyäk Dun

Our Keno Hill operations are located on the Traditional Territory of the First Nation of Na-Cho Nyäk Dun (“FNNND”). Also located on the Traditional Territory of FNNND is Victoria Gold’s Eagle Gold Mine which, on June 24, 2024, experienced a heap leach pad failure causing detrimental impacts to the local environment. As a result of this incident, the FNNND have called for a moratorium on any mining activities at any project that is located within their Traditional Territory, other than care and maintenance and reclamation activities. We have had correspondence with FNNND and are seeking to meet with them in-person to discuss their position.

In addition to maintaining our social license to mine in the Yukon, the FNNND play an important role in the permitting of multiple aspects of our operations at Keno Hill. For example, we are in a review process to obtain the approval of the Yukon Government (“YG”) to expand our existing dry stack tailings facility (“DSTF”). As part of this review, the YG is consulting with the FNNND, and we have received and are responding to comments on the DSTF expansion plan from both the FNNND and the YG. Obtaining authorization for the DSTF project is important because we estimate we will run out of tailings storage capacity before the end of 2024, unless we were to modify operations and reduce production. Furthermore, because construction of the DSTF expansion is more efficient in warmer weather, obtaining the governments’ approvals soon would allow us to use the rest of the current construction season to complete the DSTF project.

Although as of the date of this Report we continue normal operations at Keno Hill, including preparation and design work for the DSTF project, it is possible that we may halt operations as a result of the FNNND’s position in the aftermath of the Eagle Mine heap leach pad failure. Additionally, it is possible that we are unable to obtain, or obtain on a timely basis, the approval of the YG and the support of FNNND to construct the DSTF, either of which would impact operations, including a possible temporary halt of production when tailings storage capacity runs out. Lastly, we have offered to assist the YG on the Eagle Gold Mine matter, including use of the resources of a contractor who will be working on the DSTF project. If our contractor’s resources become constrained, it could cause delays to the DSTF project which, as noted above, could impact our production, and therefore our financial results at Keno Hill.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this Quarterly Report.

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – June 30, 2024

Index to Exhibits

Exhibit Number	Description
10.1

First Amendment to Credit Agreement, dated as of May 3, 2024, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company, and Hecla Juneau Mining Company, as the Borrowers, Bank of America, N.A., as Administrative Agent for the Lenders, and various Lenders, incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 1-8491).

10.2

Interim CEO Agreement, dated as of June 6, 2024, between Hecla Mining Company and Catherine J. Boggs, incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2024. (1)

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

HECLA MINING COMPANY
(Registrant)

Date:	August 7, 2024	By:	/s/ Catherine J. Boggs
Catherine J. Boggs, Interim President and Chief Executive Officer,
Director

Date:	August 7, 2024	By:	/s/ Russell D. Lawlar
Russell D. Lawlar, Senior Vice President,
Chief Financial Officer