Form 10-Q
period 2024-09-30
HECLA MINING CO/DE/
filed 2024-11-07
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding November 1, 2024
Common stock, par value $0.25 par value per share	637,015,436

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2024

INDEX*

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Sales	$245,085	$181,906	$680,270	$559,537
Cost of sales and other direct production costs	144,855	112,212	406,780	345,516
Depreciation, depletion and amortization	40,944	36,217	143,614	107,937
Total cost of sales	185,799	148,429	550,394	453,453
Gross profit	59,286	33,477	129,876	106,084
Other operating expenses:
General and administrative	10,401	7,596	36,357	30,449
Exploration and pre-development	10,553	13,686	21,577	25,546
Ramp-up and suspension costs	13,679	21,025	33,740	48,684
Provision for closed operations and environmental matters	1,542	2,256	3,681	6,411
Write down of property, plant and equipment	14,464	—	14,464	—
Other operating (income) expense, net	(13,828)	1,555	(48,082)	(2,729)
Total other operating expenses	36,811	46,118	61,737	108,361
Income (loss) from operations	22,475	(12,641)	68,139	(2,277)
Other expense:
Interest expense	(10,901)	(10,710)	(36,050)	(31,186)
Fair value adjustments, net	3,654	(6,397)	6,804	(5,774)
Net foreign exchange (loss) gain	(3,246)	4,176	3,409	434
Other income	1,229	1,657	3,921	4,425
Total other expense	(9,264)	(11,274)	(21,916)	(32,101)
Income (loss) before income and mining taxes	13,211	(23,915)	46,223	(34,378)
Income and mining tax (provision) benefit	(11,450)	1,500	(22,345)	(6,904)
Net income (loss)	1,761	(22,415)	23,878	(41,282)
Preferred stock dividends	(138)	(138)	(414)	(414)
Net income (loss) applicable to common stockholders	$1,623	$(22,553)	$23,464	$(41,696)
Comprehensive income (loss):
Net income (loss)	$1,761	$(22,415)	$23,878	$(41,282)
Change in fair value of derivative contracts designated as hedge transactions	3,171	(11,384)	(8,720)	364
Comprehensive income (loss)	$4,932	$(33,799)	$15,158	$(40,918)
Basic income (loss) per common share after preferred dividends	$0.00	$(0.04)	$0.04	$(0.07)
Diluted income (loss) per common share after preferred dividends	$0.00	$(0.04)	$0.04	$(0.07)
Weighted average number of common shares outstanding - basic	621,921	607,896	618,419	604,028
Weighted average number of common shares outstanding - diluted	625,739	607,896	621,792	604,028

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Operating activities:
Net income (loss)	$23,878	$(41,282)
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	149,265	111,705
Inventory adjustments	10,074	16,332
Fair value adjustments, net	(6,804)	5,774
Provision for reclamation and closure costs	5,428	7,805
Stock-based compensation	6,401	5,122
Deferred income taxes	14,261	795
Write down of property, plant and equipment	14,464	—
Net foreign exchange gain	(3,409)	(434)
Other non-cash items, net	145	1,624
Change in assets and liabilities:
Accounts receivable	(24,199)	25,020
Inventories	(27,375)	(24,339)
Other current and non-current assets	353	(15,045)
Accounts payable, accrued and other current liabilities	(6,991)	(2,389)
Accrued payroll and related benefits	6,592	(11,244)
Accrued taxes	1,069	(1,008)
Accrued reclamation and closure costs and other non-current liabilities	(12,345)	(3,821)
Net cash provided by operating activities	150,807	74,615
Investing activities:
Additions to property, plant and mine development	(153,708)	(161,265)
Proceeds from disposition of assets	1,473	160
Purchases of investments	(73)	(1,753)
Net cash used in investing activities	(152,308)	(162,858)
Financing activities:
Proceeds from sale of common stock, net	58,368	25,888
Acquisition of treasury stock	(1,197)	(2,036)
Borrowing of debt	150,000	119,000
Repayment of debt	(265,000)	(39,000)
Dividends paid to common and preferred stockholders	(16,691)	(11,755)
Repayments of finance leases	(7,841)	(7,990)
Net cash (used in) provided by financing activities	(82,361)	84,107
Effect of exchange rates on cash	(220)	77
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(84,082)	(4,059)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	107,539	105,907
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$23,457	$101,848
Supplemental disclosure of cash flow information:
Cash paid for interest	$44,424	$37,514
Cash paid for income and mining taxes, net	$5,730	$7,385
Significant non-cash investing and financing activities:
Addition of finance lease obligations and right-of-use assets	$—	$16,092
Common stock issued to ATAC Resources Ltd. shareholders	$—	$18,789
Common stock issued as incentive compensation	$4,425	$—
Common stock issued to directors	$770	$676
Common stock issued to interim CEO	$182	$—
Common stock issued for 401-K match	$3,714	$3,713

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$22,273	$106,374
Accounts receivable:
Trade	40,718	19,425
Other, net	16,218	13,691
Inventories:
Product inventories	34,807	28,823
Materials and supplies	69,721	64,824
Other current assets	22,230	27,125
Total current assets	205,967	260,262
Investments	42,019	33,724
Restricted cash and cash equivalents	1,184	1,165
Property, plant and mine development, net	2,665,342	2,666,250
Operating lease right-of-use assets	5,173	8,349
Deferred tax assets	—	2,883
Other non-current assets	36,026	38,471
Total assets	$2,955,711	$3,011,104
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$86,976	$81,599
Accrued payroll and related benefits	26,447	28,240
Accrued taxes	4,563	3,501
Current debt	35,874	—
Finance leases	7,299	9,752
Accrued reclamation and closure costs	10,261	9,660
Accrued interest	5,192	14,405
Other current liabilities	11,960	10,303
Total current liabilities	188,572	157,460
Accrued reclamation and closure costs	108,329	110,797
Long-term debt including finance leases	496,631	653,063
Deferred tax liabilities	111,331	104,835
Other non-current liabilities	12,566	16,845
Total liabilities	917,429	1,043,000
Commitments and contingencies (Notes 4, 7, 8, and 11)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,776 shares issued and outstanding, liquidation preference — $7,889	39	39
Common stock, $0.25 par value, authorized 750,000,000 shares; issued September 30, 2024 — 637,078,901 shares and December 31, 2023 — 624,647,379 shares	159,185	156,076
Capital surplus	2,413,546	2,343,747
Accumulated deficit	(496,674)	(503,861)
Accumulated other comprehensive (loss) income, net	(2,883)	5,837
Less treasury stock, at cost; September 30, 2024 — 8,813,127 and December 31, 2023 — 8,535,161 shares issued and held in treasury	(34,931)	(33,734)
Total stockholders’ equity	2,038,282	1,968,104
Total liabilities and stockholders’ equity	$2,955,711	$3,011,104

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars are in thousands, except for share and per share amounts)

	Three Months Ended September 30, 2024
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, July 1, 2024	$39	$156,745	$2,354,004	$(489,738)	$(6,054)	$(34,931)	$1,980,065
Net income	—	—	—	1,761	—	—	1,761
Stock-based compensation expense	—	—	2,128	—	—	—	2,128
Incentive compensation units distributed (357,723 shares)	—	89	981	—	—	—	1,070
Common stock issued as compensation to interim CEO (20,840 shares)	—	5	122	—	—	—	127
Common stock ($0.01375 per share) and Series B Preferred stock ($0.875 per share) dividends declared	—	—	—	(8,697)	—	—	(8,697)
Common stock issued under ATM program (9,090,726 shares)	—	2,273	54,992	—	—	—	57,265
Common stock issued for 401(k) match (291,794 shares)	—	73	1,319	—	—	—	1,392
Other comprehensive income	—	—	—	—	3,171	—	3,171
Balances, September 30, 2024	$39	$159,185	$2,413,546	$(496,674)	$(2,883)	$(34,931)	$2,038,282

	Three Months Ended September 30, 2023
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, July 1, 2023	$39	$153,334	$2,289,607	$(430,606)	$14,196	$(33,734)	$1,992,836
Net loss	—	—	—	(22,415)	—	—	(22,415)
Stock-based compensation expense	—	—	1,758	—	—	—	1,758
Common stock ($0.00625 per share) and Series B Preferred stock ($0.875 per share) dividends declared	—	—	—	(3,947)	—	—	(3,947)
Common stock issued for 401(k) match (283,541 shares)	—	71	1,386	—	—	—	1,457
Common stock issued to ATAC Resources Ltd. shareholders (3,676,904 shares)	—	919	17,870	—	—	—	18,789
Common stock issued to directors (125,063 shares)	—	31	645	—	—	—	676
Other comprehensive loss	—	—	—	—	(11,384)	—	(11,384)
Balances, September 30, 2023	$39	$154,355	$2,311,266	$(456,968)	$2,812	$(33,734)	$1,977,770

	Nine Months Ended September 30, 2024
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, January 1, 2024	$39	$156,076	$2,343,747	$(503,861)	$5,837	$(33,734)	$1,968,104
Net income	—	—	—	23,878	—	—	23,878
Stock-based compensation expense	—	—	5,449	—	—	—	5,449
Incentive compensation units distributed (2,134,659 shares)	—	534	3,891	—	—	(1,197)	3,228
Common stock issued as compensation to interim CEO (31,671 shares)	—	8	174	—	—	—	182
Common stock issued to directors (145,687 shares)	—	37	733	—	—	—	770
Common stock ($0.02625 per share) and Series B Preferred stock ($1.75 per share) dividends declared	—	—	—	(16,691)	—	—	(16,691)
Common stock issued under ATM program (9,339,287 shares)	—	2,335	56,033	—	—	—	58,368
Common stock issued for 401(k) match (780,218 shares)	—	195	3,519	—	—	—	3,714
Other comprehensive loss	—	—	—	—	(8,720)	—	(8,720)
Balances, September 30, 2024	$39	$159,185	$2,413,546	$(496,674)	$(2,883)	$(34,931)	$2,038,282

	Nine Months Ended September 30, 2023
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income, net	Treasury Stock	Total
Balances, January 1, 2023	$39	$151,819	$2,260,290	$(403,931)	$2,448	$(31,698)	$1,978,967
Net loss	—	—	—	(41,282)	—	—	(41,282)
Stock-based compensation expense	—	—	4,446	—	—	—	4,446
Incentive compensation units distributed (1,435,193 shares)	—	359	(359)	—	—	(2,036)	(2,036)
Common stock ($0.0125 per share) and Series B Preferred stock ($1.75 per share) dividends declared	—	—	—	(11,755)	—	—	(11,755)
Common stock issued under ATM program (4,253,334 shares)	—	1,063	24,825	—	—	—	25,888
Common stock issued for 401(k) match (657,678 shares)	—	164	3,549	—	—	—	3,713
Common stock issued to ATAC Resources Ltd. shareholders (3,676,904 shares)	—	919	17,870	—	—	—	18,789
Common stock issued to directors (125,063 shares)	—	31	645	—	—	—	676
Other comprehensive income	—	—	—	—	364	—	364
Balances, September 30, 2023	$39	$154,355	$2,311,266	$(456,968)	$2,812	$(33,734)	$1,977,770

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1. Basis of Preparation of Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Hecla Mining Company and its subsidiaries (collectively, “Hecla,” “the Company,” “we,” “our,” or “us,” except where the context requires otherwise) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required annually by accounting principles generally accepted in the United States of America (“GAAP”). Therefore, this information should be read in conjunction with the Company’s consolidated financial statements and notes contained in our annual report for the year ended December 31, 2023, which were revised to conform with current year financial statement changes as described in Note 2 "Business Segments and Sales of Products", and are included in Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2024. The consolidated December 31, 2023 balance sheet data was derived from our audited consolidated financial statements. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Note 2. Business Segments and Sales of Products

We discover, acquire and develop mines and other mineral interests and produce and market (i) concentrates containing silver, gold, lead, zinc and copper, (ii) carbon material containing silver and gold, and (iii) doré containing silver and gold. We are currently organized and managed in four segments: Greens Creek, Lucky Friday, Keno Hill and Casa Berardi.

Effective January 2024, we revised our internal reporting provided to our Chief Operating Decision Maker to no longer include any financial performance information for our Nevada Operations, reflecting the current status of the Nevada Operations being on care and maintenance. General corporate activities not associated with operating mines and their various exploration activities, idle properties and environmental remediation services in the Yukon, Canada, and the previously separately reported Nevada Operations are presented as “Other". The presentation of the prior period information disclosed below has been revised to reflect this change.

The following tables present information about our reportable segments sales for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total sales to external customers:
Greens Creek	$116,568	$96,459	$309,537	$290,961
Lucky Friday	51,072	21,409	145,483	113,167
Keno Hill	19,809	16,001	59,606	17,582
Casa Berardi	50,308	46,912	150,515	134,856
Other	7,328	1,125	15,129	2,971
	$245,085	$181,906	$680,270	$559,537

Income (loss) from operations:
Greens Creek	$37,916	$31,169	$100,321	$92,824
Lucky Friday	12,552	(4,935)	74,817	20,161
Keno Hill	(12,674)	(7,462)	(25,467)	(24,145)
Casa Berardi	3,403	(12,433)	(24,309)	(35,492)
Other	(18,722)	(18,980)	(57,223)	(55,625)
	$22,475	$(12,641)	$68,139	$(2,277)

Reconciliation of income (loss) from operations to income (loss) before income and mining taxes:
Income (loss) from operations:	$22,475	$(12,641)	$68,139	$(2,277)
Adjustments all attributable to the Other segment
Interest expense	(10,901)	(10,710)	(36,050)	(31,186)
Fair value adjustments, net	3,654	(6,397)	6,804	(5,774)
Net foreign exchange (loss) gain	(3,246)	4,176	3,409	434
Other income	1,229	1,657	3,921	4,425
Income (loss) before income and mining taxes	$13,211	$(23,915)	$46,223	$(34,378)

Other sales for the three and nine months ended September 30, 2024 and 2023 is comprised of revenue from our environmental remediation services subsidiary in the Yukon for both years presented and Nevada Operations metal sales in 2023. During the three and nine months ended September 30, 2024, Keno Hill sold $1.6 million and $3.0 million, respectively, of zinc concentrate to Greens Creek which is eliminated upon consolidation.

Lucky Friday's income from operations for the three and nine months ended September 30, 2024 includes $14.8 million and $50.0 million, respectively, of business interruption and property damage insurance proceeds received during the respective periods related to the fire which suspended Lucky Friday's operations from August 2023 through January 8, 2024. The insurance proceeds received are recorded as part of "Other operating (income) expense, net" in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

During the three and nine month periods ended September 30, 2024, the Company wrote down $14.5 million of property, plant and mine development which had no salvage value. Of this amount, $13.9 million is included in Lucky Friday's income from operations and is related to the remote vein miner machine for which (i) we no longer had a use following the success of the Underhand Closed Bench ("UCB") mining method, (ii) we had been unsuccessful in locating a buyer, and (iii) the vendor advised us during the period that it would discontinue support for the program. The write down is recorded as part of "Write down of Property, Plant and Mine Development" in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Sales by metal for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Silver	$109,756	$74,425	$308,681	$235,447
Gold	79,239	70,206	229,123	208,216
Lead	21,591	15,719	65,002	62,778
Zinc	37,281	33,066	94,741	91,912
Copper	409	—	409	—
Less: Smelter and refining charges	(10,518)	(12,550)	(32,814)	(40,743)
Total metal sales	237,758	180,866	665,142	557,610
Environmental remediation services	7,327	1,040	15,128	1,927
Total sales	$245,085	$181,906	$680,270	$559,537

Sales of metals for the three and nine months ended September 30, 2024 include a net gain of $0.6 million and net loss of $8.8 million, respectively, on financially-settled forward contracts for silver, gold, lead and zinc and for the three and nine months ended September 30, 2023 include net gains of $4.0 million and $13.1 million, respectively, on such contracts. See Note 8 for more information.

The following table presents total assets by reportable segment as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Total assets:
Greens Creek	$566,552	$569,369
Lucky Friday	563,833	578,110
Keno Hill	401,587	362,986
Casa Berardi	666,259	683,035
Other	757,480	817,604
	$2,955,711	$3,011,104

Note 3. Income and Mining Taxes

Major components of our income and mining tax for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Current:
Domestic	$(1,871)	$(1,182)	$(4,824)	$(2,980)
Foreign	(1,006)	(1,029)	(3,260)	(3,050)
Total current income and mining tax provision	(2,877)	(2,211)	(8,084)	(6,030)
Deferred:
Domestic	(9,532)	(3,696)	(26,155)	(17,619)
Foreign	959	7,407	11,894	16,745
Total deferred income and mining tax (provision) benefit	(8,573)	3,711	(14,261)	(874)
Total income and mining tax (provision) benefit	$(11,450)	$1,500	$(22,345)	$(6,904)

The income and mining tax provision for the three and nine months ended September 30, 2024 and 2023 varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax income or loss due primarily to the impact of taxation in foreign jurisdictions, non-recognition of net operating losses and foreign exchange gains and losses in certain jurisdictions.

For the three and nine months ended September 30, 2024, we used the annual effective tax rate method to calculate the tax provision. Valuation allowances on Nevada, Mexico and certain Canadian net operating losses were treated as discrete adjustments to the tax provision.

Note 4. Employee Benefit Plans

We sponsor three defined benefit pension plans, two of which cover substantially all U.S. employees. Net periodic pension benefit for the plans consisted of the following for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$914	$949	$2,744	$2,847
Interest cost	2,076	1,993	6,227	5,979
Expected return on plan assets	(3,136)	(3,107)	(9,408)	(9,321)
Amortization of prior service cost	67	125	199	375
Amortization of net loss	15	(47)	46	(141)
Net periodic pension benefit	$(64)	$(87)	$(192)	$(261)

For the three and nine months ended September 30, 2024 and 2023, the service cost component of net periodic pension benefit is included in the same line items of our condensed consolidated financial statements as other employee compensation costs. The net benefit related to all other components of net periodic pension cost of $1.0 million and $2.9 million for the three and nine months ended September 30, 2024, respectively, and $1.0 million and $3.1 million for the three and nine months ended September 30, 2023, respectively, is included in other income on our condensed consolidated statements of operations and comprehensive income (loss).

During July 2024, we closed the Hecla Mining Company Retirement Plan for Employees (the “Plan”) to new participants. The closure of the Plan does not affect employees hired prior to July 19, 2024, and they will continue to accrue benefits. Benefits to retirees will continue unchanged.

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

Potential dilutive shares of common stock include outstanding unvested restricted stock awards, deferred restricted stock units, performance based units, warrants and convertible preferred stock (collectively referred to as dilutive units) for periods in which we have reported net income. For periods in which we report net losses, potential dilutive units are excluded, as their conversion and exercise would be anti-dilutive.

The following table represents net income (loss) per common share – basic and diluted (in thousands, except income (loss) per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income (loss) applicable to common stockholders	$1,761	$(22,415)	$23,878	$(41,282)
Preferred stock dividends	(138)	(138)	(414)	(414)
Net income (loss) applicable to common stockholders	$1,623	$(22,553)	$23,464	$(41,696)

Denominator
Basic weighted average common shares	621,921	607,896	618,419	604,028
Dilutive units	3,818	—	3,373	—
Diluted weighted average common shares	625,739	607,896	621,792	604,028

Basic earnings (loss) per common share	$0.00	$(0.04)	$0.04	$(0.07)
Diluted earnings (loss) per common share	$0.00	$(0.04)	$0.04	$(0.07)

For the three and nine months ended September 30, 2023, all outstanding dilutive units were excluded from the computation of diluted loss per share, as our reported net loss would cause their conversion and exercise to have an anti-dilutive effect on the calculation of diluted loss per share.

Note 6. Stockholders’ Equity

At-The-Market ("ATM") Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including our share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any sales of shares under the agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. Under the agreement we have sold 23,844,684 shares for total proceeds of $132.3 million, net of commissions and fees of $2.1 million from September 2022 through September 30, 2024. During the three months ended September 30, 2024, we sold 9,090,726 shares under the agreement for proceeds of $57.3 million, net of commissions and fees of $0.9 million and during the nine months ended September 30, 2024, we sold 9,339,287 shares under the agreement for proceeds of $58.4 million, net of commissions and fees of $0.94 million.

Stock-based Compensation Plans

The Company has stock incentive plans for executives, directors and eligible employees, under which performance shares, restricted stock and shares of common stock are granted. Stock-based compensation expense for restricted stock unit, performance-based grants and common stock grants (collectively "incentive compensation") to employees, shares granted to the interim CEO and non-employee directors totaled $2.3 million and $6.4 million for the three and nine months ended September 30, 2024, respectively, and $2.4 million and $5.1 million for the three and nine months ended September 30, 2023, respectively. At September 30, 2024, there was $10.0 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 2.2 years.

The following table summarizes the incentive compensation grants awarded during the nine months ended September 30, 2024:

Grant date	Award type	Number granted	Grant date fair value per share
June 21, 2024	Restricted stock	1,466,677	$5.17
June 21, 2024	Performance based	518,336	$3.32
August 20, 2024	Restricted stock	5,092	$6.01
June 21, 2024	Performance based	5,092	$3.32

In connection with the vesting of incentive compensation, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations and pays the obligations in cash. As a result, in the nine months ended September 30, 2024, we withheld 277,966 shares valued at approximately $1.2 million, or approximately $4.31 per share.

Common Stock Dividends

The following table summarizes the dividends our Board of Directors have declared and we have paid during 2024 pursuant to our dividend policy:

Quarter	Prior Quarter Realized Silver Price	Silver-linked component	Minimum component	Total dividend per share
First	23.47	$0.0025	$0.00375	$0.00625
Second	24.77	$0.0025	$0.00375	$0.00625
Third	29.77	$0.010	$0.00375	$0.01375

Accumulated Other Comprehensive Income (Loss), Net

The following table lists the beginning balance, quarterly activity and ending balances, net of income and mining tax, of each component of “Accumulated other comprehensive income (loss), net” (in thousands):

	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Income (Loss), Net
Balance January 1, 2024	$13,708	$(7,871)	$5,837
Change in fair value of derivative contracts	(3,971)	—	(3,971)
Gains and deferred gains transferred from accumulated other comprehensive income	(1,432)	—	(1,432)
Balance March 31, 2024	$8,305	$(7,871)	$434
Changes in fair value of derivative contracts	(4,545)	—	(4,545)
Gains and deferred gains transferred from accumulated other comprehensive income	(1,943)	—	(1,943)
Balance June 30, 2024	$1,817	$(7,871)	$(6,054)
Changes in fair value of derivative contracts	3,872	—	3,872
Gains and deferred gains transferred from accumulated other comprehensive income	(701)	—	(701)
Balance September 30, 2024	$4,988	$(7,871)	$(2,883)

Balance January 1, 2023	$9,162	$(6,714)	$2,448
Changes in fair value of derivative contracts	8,665	—	8,665
Gains and deferred gains transferred from accumulated other comprehensive income	(2,149)	—	(2,149)
Balance March 31, 2023	$15,678	$(6,714)	$8,964
Changes in fair value of derivative contracts	7,445	—	7,445
Gains and deferred gains transferred from accumulated other comprehensive income	(2,213)	—	(2,213)
Balance June 30, 2023	$20,910	$(6,714)	$14,196
Changes in fair value of derivative contracts	(5,265)	—	(5,265)
Gains and deferred gains transferred from accumulated other comprehensive income	(6,119)	—	(6,119)
Balance September 30, 2023	$9,526	$(6,714)	$2,812

Note 7. Debt, Credit Agreement and Leases

Our debt as of September 30, 2024 and December 31, 2023 consisted of our 7.25% Senior Notes due February 15, 2028 (“Senior Notes”), our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”) and any drawn amounts on our $225 million Credit Agreement, which is described separately below. The following tables summarize our current and long-term debt balances, including principal amounts outstanding under the Credit Agreement, as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Senior Notes	IQ Notes	Credit Agreement	Total
Principal	$475,000	$35,735	$13,000	$523,735
Unamortized discount/premium and issuance costs	(3,044)	139	—	(2,905)
Long-term debt balance	$471,956	$—	$13,000	$484,956
Current debt balance	$—	$35,874	—	$35,874

	December 31, 2023
	Senior Notes	IQ Notes	Credit Agreement	Total
Principal	$475,000	$36,473	$128,000	$639,473
Unamortized discount/premium and issuance costs	(3,730)	257	—	(3,473)
Long-term debt balance	$471,270	$36,730	$128,000	$636,000

The following table summarizes the scheduled annual future payments, including interest, for our Senior Notes, IQ Notes, and finance and operating leases as of September 30, 2024 (in thousands). Operating leases are included in other current and non-current liabilities on our condensed consolidated balance sheets. The amounts for the IQ Notes are stated in U.S. dollars (“USD”) based on the USD/Canadian dollar (“CAD”) exchange rate as of September 30, 2024.

Twelve-month period ending September 30,	Senior Notes	IQ Notes	Finance Leases	Operating Leases
2025	$34,438	$38,064	$8,303	$1,862
2026	34,438	—	6,474	1,298
2027	34,438	—	3,200	1,221
2028	487,914	—	1,172	1,150
2029	—	—	1,172	990
Thereafter	—	—	879	5,138
	591,228	38,064	21,200	11,659
Less: effect of discounting			(2,226)	(2,948)
Total	$591,228	$38,064	$18,974	$8,711

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

At September 30, 2024, we had net draws of $13.0 million outstanding at an interest rate of 7.8%, and $6.3 million of outstanding letters of credit under the Credit Agreement. Letters of credit that are outstanding reduce availability under the Credit Agreement.

We believe we were in compliance with all covenants under the Credit Agreement as of September 30, 2024.

Note 8. Derivative Instruments

General

Our current risk management policy provides that up to 75% of five years of our foreign currency, and 100% of our metals price exposure may be covered under a derivatives program, with certain other limitations. Our program also utilizes derivatives to manage price risk exposure created from when revenue is recognized from a shipment of concentrate until final settlement.

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

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi operation and Keno Hill operation are USD-functional entities which routinely incur expenses denominated in CAD. Such expenses expose us to exchange rate fluctuations between the USD and CAD. We have a program to manage our exposure to fluctuations in the USD exchange rate for these subsidiaries' future operating and capital costs denominated in CAD. The program related to forecasted cash operating costs at Casa Berardi and Keno Hill utilizes forward contracts to buy CAD, some of which are designated as cash flow hedges. As of September 30, 2024, we have a total of 359 forward contracts outstanding to buy a total of CAD $236.9 million having a notional amount of USD $178.0 million to hedge the following exposures for 2024 through 2026:

•
Forecasted cash operating costs at Casa Berardi and Keno Hill of CAD $194.7 million at an average CAD-to-USD exchange rate of 1.327.
•
Forecasted capital expenditures at Casa Berardi of CAD$19.5 million at an average CAD-to-USD exchange rate of 1.347.
•
Forecasted capital expenditures at Keno Hill of CAD$12.2 million at an average CAD-to-USD exchange rate of 1.356.
•
Forecasted exploration expenditures at Casa Berardi and Keno Hill of CAD$1.6 million at an average CAD-to-USD exchange rate of 1.3608.
•
Forecasted Corporate costs of CAD$8.9 million at an average CAD-to-USD exchange rate of 1.358.

As of September 30, 2024 and December 31, 2023, we recorded the following balances for the fair value of the foreign currency forward contracts (in millions):

	September 30,	December 31,
Balance sheet line item:	2024	2023
Other current assets	$0.4	$2.7
Other non-current assets	$0.4	$2.0
Other current liabilities	$(1.7)	$(1.1)
Other non-current liabilities	$(0.3)	$(0.4)

Net unrealized losses of $1.6 million related to the effective portion of the foreign currency forward contracts designated as hedges are included in accumulated other comprehensive income (loss) as of September 30, 2024. Unrealized gains and losses will be transferred from accumulated other comprehensive income (loss) to current earnings as the underlying operating expenses are recognized. We estimate $1.5 million in net unrealized losses included in accumulated other comprehensive income (loss) as of September 30, 2024 will be reclassified to current earnings in the next twelve months.

Net realized losses of $1.5 million and $3.0 million for the three and nine months ended September 30, 2024, respectively, and $0.6 million and $2.5 million for the three and nine months ended September 30, 2023, respectively, on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive income (loss) and included in cost of sales and other direct production costs.

A net gain of $0.5 million and a net loss of $1.9 million for the three and nine months ended September 30, 2024, respectively, and a net loss of $3.2 million and a net gain of $0.1 million for the three and nine months ended September 30, 2023, respectively, were related to contracts not designated as hedges.

No net unrealized gains or losses related to ineffectiveness of the hedges are included in fair value adjustments, net on our consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023, respectively.

Metals Prices

We are currently using financially-settled forward contracts to manage the exposure to:

•
changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement; and
•
changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.

The following tables summarize the quantities of metals committed under forward metals contracts at September 30, 2024 and December 31, 2023:

September 30, 2024	Ounces/pounds under contract (in 000's except gold)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2024 settlements	1,460	500	18,905	13,558	$30.29	2,689	$1.36	$0.97
Contracts on forecasted sales
2024 settlements	—	—	4,299	4,519	N/A	N/A	$1.31	$0.97
2025 settlements	—	—	26,455	62,501	N/A	N/A	1.39	$0.98
2026 settlements	—	—	—	33,290	N/A	N/A	N/A	$1.04

December 31, 2023	Ounces/pounds under contract (in 000's except gold)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2023 settlements	735	3	441	15,542	$24.40	$2,045	$1.51	$1.00
Contracts on forecasted sales
2024 settlements	—	—	—	56,713	N/A	N/A	N/A	$0.98
2025 settlements	—	—	—	49,273	N/A	N/A	N/A	$0.98

We recorded the following balances for the fair value of the forward metals contracts as of September 30, 2024 and December 31, 2023 (in millions):

	September 30,	December 31,
Balance sheet line item:	2024	2023
Other current assets	$—	$3.1
Other non-current assets	$0.9	$1.5
Other current liabilities	$(2.6)	$(0.1)
Other non-current liabilities	$—	$—

Net realized and unrealized gains of $5.6 million related to the effective portion of the forward metals contracts designated as hedges were included in accumulated other comprehensive income (loss) as of September 30, 2024. Unrealized gains and losses will be transferred from accumulated other comprehensive income (loss) to current earnings as the underlying forecasted sales are recognized. We estimate $4.5 million in net realized and unrealized gains included in accumulated other comprehensive income (loss) as of September 30, 2024 would be reclassified to current earnings in the next twelve months. The realized gains arose due to cash settlement of zinc contracts prior to maturity in 2022 and zinc and lead contracts during 2023 for net proceeds of $17.4 million and $8.5 million, respectively.

We recognized a net gain of $0.6 million, including a $2.1 million gain transferred from accumulated other comprehensive income (loss), and a net gain of $4.0 million, including a $6.7 million gain transferred from accumulated other comprehensive income (loss) during the three months ended September 30, 2024 and 2023, respectively. We recognized a net loss of $8.8 million, including a $7.1 million gain transferred from accumulated other comprehensive income (loss), and a net gain of $13.1 million, including a $13.0 million gain transferred from accumulated other comprehensive income (loss) during the nine months ended September 30, 2024 and 2023, respectively. These gains and losses were recognized on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which are included in sales. The net losses and gains recognized on the contracts offset gains and losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

During June 2024, the Company purchased 26,900 ounces of gold put options priced at $2,100 per ounce, which are not designated as hedges, to provide price protection for Casa Berardi's underground production for the remainder of 2024 at a total cost of $0.1 million. At September 30, 2024, the fair value of these gold put options was negative $0.1 million.

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our Credit Agreement would cause a default under the derivative contract. As of September 30, 2024, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these agreements was $5.8 million as of September 30, 2024, which includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at September 30, 2024, we could have been required to settle our obligations under the agreements at their termination value of $5.8 million.

Note 9. Fair Value Measurement

Fair value adjustments, net is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gain (loss) on derivative contracts	$394	$(2,160)	$(2,091)	$1,848
Unrealized gain (loss) on equity securities investments	3,260	(4,237)	8,895	(7,622)
Total fair value adjustments, net	$3,654	$(6,397)	$6,804	$(5,774)

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

Description	Balance at September 30, 2024	Balance at December 31, 2023	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$22,273	$106,374	Level 1
Current and non-current investments:
Equity securities	40,915	32,284	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	40,124	17,940	Level 2
Restricted cash and cash equivalent balances:
Certificates of deposit and other deposits	1,184	1,165	Level 1
Derivative contracts - current and non-current derivative assets:
Foreign exchange contracts	805	4,657	Level 2
Metal forward contracts	886	4,698	Level 2

Liabilities:
Derivative contracts - current and non-current derivative liabilities:
Foreign exchange contracts	$2,010	$1,508	Level 2
Metal forward contracts	2,625	40	Level 2

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

We use financially-settled forward contracts to manage exposure to changes in the exchange rate between USD and CAD, and the impact on CAD-denominated operating and capital costs incurred at our Casa Berardi and Keno Hill operations (see Note 8 for more information). The fair value of each contract represents the present value of the difference between the forward exchange rate for the contract settlement period as of the measurement date and the contract settlement exchange rate.

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

At September 30, 2024, our Senior Notes and IQ Notes were recorded at their carrying value of $472.0 million and $35.9 million, respectively, net of unamortized initial purchaser discount/premium and issuance costs. The estimated fair values of our Senior Notes and IQ Notes were $484.7 million and $37.2 million, respectively, at September 30, 2024. Quoted market prices, which are considered to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. Unobservable inputs which are considered to be Level 3, including an assumed current annual yield of 6.12%, are utilized to estimate the fair value of the IQ Notes. See Note 7 for more information. The Credit Agreement, which we consider to be Level 1 in the fair value hierarchy, has a carrying and fair value of $13.0 million.

Note 10. Product Inventories

Our major components of product inventories are (in thousands):

	September 30, 2024	December 31, 2023
Concentrates	$14,544	$13,328
Stockpiled ore	13,481	7,168
In-process	6,782	8,327
Total product inventories	$34,807	$28,823

Note 11. Commitments, Contingencies and Obligations

Johnny M Mine Area near San Mateo, McKinley County and San Mateo Creek Basin, New Mexico

Effective on August 26, 2024, Hecla Limited, its New Mexico Land LLC subsidiary and the U.S. Environmental Protection Agency (the “EPA”) are parties to a Settlement Agreement and Order on Consent for Removal Action (“Consent Order”) resolving certain liabilities of Hecla Limited under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at the Johnny M Mine Area near San Mateo, McKinley County, New Mexico. Mining at the Johnny M Mine was conducted for a limited period of time by a predecessor of Hecla Limited, and the EPA had previously asserted that Hecla Limited may be responsible under CERCLA for environmental remediation and past costs incurred by the EPA at the site. Under the Consent Order, Hecla Limited agreed to pay $420,000 to the EPA for its past response costs at the site and any future response costs at the site under the Consent Order, and undertake remediation work at the site (the “Remedy”), in exchange for a covenant not to sue by the EPA and protection for certain claims of contribution under CERCLA by third parties related to the site. We have accrued $10.1 million in prior periods, primarily representing estimated current costs to design and implement the Remedy, which are subject to change as fieldwork is performed.

The Johnny M Mine is in an area known as the San Mateo Creek Basin (“SMCB”), which is an approximately 321 square mile area in New Mexico that contains numerous legacy uranium mines and mills. In addition to Johnny M, Hecla Limited’s predecessor was involved at other mining sites within the SMCB. The EPA is working with various potentially responsible parties (“PRPs”) at the site in order to study and potentially address perceived groundwater issues within the SMCB. The Remedy discussed above relates primarily to contaminated rock and soil at the Johnny M site, not groundwater and not elsewhere within the SMCB site. It is possible that Hecla Limited’s liability at the Johnny M Site, and for any other mine site within the SMCB at which Hecla Limited’s predecessor may have operated, will be greater than our current accrual of $10.1 million for the Remedy due to any increased scope of required remediation.

In July 2018, the EPA informed Hecla Limited that it and several other PRPs may be liable for cleanup of the SMCB site or for costs incurred by the EPA in cleaning up the site. The EPA stated it has incurred approximately $9.6 million in response costs to date. In each of May, 2022, and August, 2024, Hecla Limited received a letter from a PRP notifying Hecla Limited that other PRPs may seek cost recovery and contribution from Hecla Limited under CERCLA for certain investigatory work performed by the PRPs at the SMCB site. Hecla Limited cannot with reasonable certainty estimate the amount or range of liability, if any, relating to this matter because of, among other reasons, the lack of information concerning the site, including the relative contributions of contamination by the various PRPs.

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

Lucky Friday and Keno Hill Environmental Issues

Effective on October 16, 2024, Hecla Limited and the EPA are parties to a Consent Agreement and Final Order (the “Settlement”) resolving certain liabilities of Hecla Limited under the Clean Water Act involving the Lucky Friday mine’s permitted water discharges between 2018 and 2024. Under the Settlement, Hecla Limited will pay the EPA $174,300 and undertake a Supplemental Environmental Project involving river habitat restoration on the South Fork of the Coeur d’Alene River estimated to cost $299,000.

Litigation Related to Klondex Acquisition

On May 24, 2019, a purported Hecla stockholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against Hecla and certain of our executive officers, one of whom was also a director. The complaint, purportedly brought on behalf of all purchasers of Hecla common stock from March 19, 2018 through and including May 8, 2019, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. Specifically, the complaint alleges that Hecla, under the authority and control of the individual defendants, made certain material false and misleading statements and omitted certain material information regarding Hecla’s Nevada Operations. The complaint was dismissed by the Federal District Court with prejudice on September 30, 2024. On October 28, 2024, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit.

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

Debt

See Note 7 for information on the commitments related to our debt arrangements as of September 30, 2024.

Indirect Taxes

In May 2024, our Keno Hill subsidiary received a notice of assessment ("NOA") for goods and services tax ("GST") on its 2023 sales for CAD $1,973,181 from the Canada Revenue Agency ("CRA"). In addition, in May 2024 Keno Hill also received correspondence from the CRA for GST on Keno Hill's sales and input tax credits from 2020 through 2022 of CAD$1,038,834. As Keno Hill's sales are to a non-Canadian party, we do not believe Keno Hill is subject to collect and remit GST, and we have disputed the NOA and proposed audit adjustments.

Other Commitments

Our contractual obligations as of September 30, 2024 included open purchase orders and commitments of $9.8 million, $18.8 million, $13.1 million, $13.5 million and $0.8 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, Casa Berardi and Other, respectively. We also have total commitments of $21.2 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our operations, and total commitments of $11.7 million relating to payments on operating leases (see Note 7 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of September 30, 2024, we had surety bonds totaling $215.4 million and letters of credit totaling $6.3 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 12. Recent Accounting Pronouncements

Accounting Standards Updates to Become Effective in Future Periods

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the requirements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. We will retrospectively adopt the segment disclosures required under these amendments in the year ended December 31, 2024, financial statements and don't expect any changes to our current reportable segments.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A. – Risk Factors in our 2023 Form 10-K and Part II, Item 1A - Risk Factors in our Form 10-Q for the quarterly period ended June 30, 2024. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

Established in 1891, we are the oldest operating precious metals mining company in the United States. We are also the largest silver producer in the United States and Canada, producing over 45% of the U.S. silver production at our Greens Creek and Lucky Friday operations. We also produce gold at our Casa Berardi and Greens Creek operations. In addition, we are developing the Keno Hill mine in the Yukon Territory, Canada which we acquired on September 7, 2022 and began ramp-up during the second quarter of 2023. Based upon the jurisdictions in which we operate, we believe we have lower political and economic risk compared to other mining companies whose mines are located in other parts of the world. Our exploration interests are located in the United States, Canada and Mexico. Our operating and strategic framework is based on expanding our production and locating and developing new resource potential in a safe and responsible manner.

Third Quarter 2024 Highlights

Operational:

•
Produced 3.6 million ounces of silver, a 3% increase over the prior year's comparable quarter and 32,280 ounces of gold. See Consolidated Results of Operations below for information on total cost of sales, as well as cash costs and all-in sustaining costs, each after by-product credits, per silver and gold ounce for the three-month periods ended September 30, 2024 and 2023.

Financial:

•
Generated sales of $245.1 million and net income applicable to common stockholders of $1.6 million.
•
Invested in our operations by making capital expenditures of approximately $55.7 million, including $11.5 million at Greens Creek, $11.2 million at Lucky Friday, $18.6 million at Casa Berardi and $14.4 million at Keno Hill.
•
Collected $14.8 million in insurance proceeds related to the Lucky Friday fire.
•
Returned $8.6 million to our common stockholders through dividend payments.
•
Spent $10.6 million on exploration and pre-development activities.
•
Raised $57.3 million in equity sales under our ATM program which were utilized to make $49.0 million in net repayments on our outstanding revolving credit facility balance.
•
Copper became a payable metal for Greens Creek, recording $0.4 million of copper sales.

Year to date 2024 Highlights

Operational:

•
Produced 12.3 million ounces of silver, a 8% increase over the prior year's comparable period and 106,196 ounces of gold. See Consolidated Results of Operations below for information on total cost of sales, as well as cash costs and all-in sustaining costs, each after by-product credits, per silver and gold ounce for the nine-month periods ended September 30, 2024 and 2023.
•
Keno Hill produced 2.1 million ounces of silver as ramp-up of production continued with an average throughput of 314 tons per day, and stockpiled ore inventory of approximately 290,700 ounces.

Financial:

•
Generated sales of $680.3 million and net income applicable to common stockholders of $23.5 million.
•
Invested in our operations by making capital expenditures of approximately $153.7 million, including $32.0 million at Greens Creek, $37.0 million at Lucky Friday, $44.3 million at Casa Berardi and $39.3 million at Keno Hill.
•
Collected $50.0 million in insurance proceeds related to the Lucky Friday fire.
•
Returned $16.3 million to our common stockholders through dividend payments.
•
Spent $21.6 million on exploration and pre-development activities.

•
Raised $58.4 million in equity sales under our ATM program which were utilized as part of $115.0 million in net repayments on our outstanding revolving credit facility balance.

External Factors that Impact our Results

Our financial results vary as a result of fluctuations in market prices primarily for silver and gold and, to a lesser extent, zinc and lead. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. We believe that the outlook for precious metals fundamentals in the medium- and long-term is favorable due to macro-economic factors such as lower interest rate expectations, geopolitical uncertainty and global growth expectations, which have resulted in significant volatility in the financial and commodities markets, including the precious metals market. See Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K"), for further discussion. Because we cannot control the price of our products, the key measures that management focuses on in operating our business are production volumes, payable sales volumes, Cash Cost, After By-product Credits, per Ounce (non-GAAP) and All-In Sustaining Cost, After By-product Credits, per Ounce (“AISC”) (non-GAAP), operating cash flows, capital expenditures, free cash flow and adjusted EBITDA. The average realized prices for all metals sold by us continued to exhibit significant volatility during the period. We have also experienced significant cost inflation across our operations, principally associated with higher energy prices, increased costs for other consumables such as reagents, explosives and steel, and higher labor and contractor costs.

Consolidated Results of Operations

Total sales for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Silver	$109,756	$74,425	$308,681	$235,447
Gold	79,239	70,206	229,123	208,216
Lead	21,591	15,719	65,002	62,778
Zinc	37,281	33,066	94,741	91,912
Copper	409	-	409	-
Less: Smelter and refining charges	(10,518)	(12,550)	(32,814)	(40,743)
Total metal sales	237,758	180,866	665,142	557,610
Environmental remediation services	7,327	1,040	15,128	1,927
Total sales	$245,085	$181,906	$680,270	$559,537

Environmental remediation services revenue is generated by performing remediation work in the historical Yukon Territory mining district on behalf of the Canadian government. The scope and estimated cost of all work is agreed to in advance by the Canadian government, and the expenses incurred are essentially passed through to the government for reimbursement with minimal margin generated by our subsidiary in performing this work.

Total metal sales for the three and nine months ended September 30, 2024 and 2023, and the approximate variances attributed to differences in metals prices, sales volumes and smelter terms, were as follows:

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Three months ended September 30, 2023	$74,425	$70,206	$48,785	$(12,550)	$180,866
Variances - 2024 versus 2023:
Price	20,400	19,693	(5,238)	—	34,855
Volume	14,931	(10,660)	15,734	(2,481)	17,524
Smelter terms	—	—	—	4,513	4,513
Three months ended September 30, 2024	$109,756	$79,239	$59,281	$(10,518)	$237,758

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Nine months ended September 30, 2023	$235,447	$208,216	$154,690	$(40,743)	$557,610
Variances - 2024 versus 2023:
Price	52,513	39,147	(2,674)	—	88,986
Volume	20,721	(18,240)	8,136	(1,104)	9,513
Smelter terms	—	—	—	9,033	9,033
Nine months ended September 30, 2024	$308,681	$229,123	$160,152	$(32,814)	$665,142

The fluctuations in sales for the three and nine months ended September 30, 2024 compared to the same periods in 2023 were primarily due to the following two reasons:

•
Higher average realized prices for precious metals and lower realized base metals prices during the three and nine months ended September 30, 2024, compared to the same periods in 2023. The table below summarizes average spot prices and our average realized prices for the commodities we sell:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Silver –	London PM Fix ($/ounce)	$29.43	$23.57	$27.21	$23.44
	Realized price per ounce	$29.43	$23.71	$28.07	$23.28
Gold –	London PM Fix ($/ounce)	$2,477	$1,929	$2,296	$1,932
	Realized price per ounce	$2,522	$1,908	$2,317	$1,921
Lead –	LME Final Cash Buyer ($/pound)	$0.93	$0.99	$0.95	$0.97
	Realized price per pound	$0.93	$1.07	$0.99	$1.02
Zinc –	LME Final Cash Buyer ($/pound)	$1.26	$1.10	$1.22	$1.22
	Realized price per pound	$1.36	$1.52	$1.32	$1.34
Copper –	LME Final Cash Buyer ($/pound)	$4.18	$—	$4.14	$—
	Realized price per pound	$4.20	$—	$4.20	$—

Average realized prices typically differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices. Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement. We recorded net positive price adjustments to provisional settlements of $5.0 million and $19.5 million for the three and nine months ended September 30, 2024, respectively, and $8.1 million and $12.3 million for the three and nine months ended September 30, 2023, respectively. The price adjustments related to silver, gold, zinc and lead contained in our concentrate shipments were partially offset by gains and losses on forward contracts for those metals. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc. Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate, doré and carbon material shipped during the period.

•
Higher quantities of silver sold during the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to a full third quarter of Lucky Friday sales in 2024 compared to 2023 when production was suspended in August 2023 following a fire in the secondary egress that suspended operations for the remainder of 2023. See The Greens Creek Segment, The Lucky Friday Segment, The Keno Hill Segment, and Casa Berardi Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Silver -	Ounces produced	3,645,004	3,533,704	12,295,586	11,407,232
	Payable ounces sold	3,729,782	3,142,227	10,996,951	10,107,415
Gold -	Ounces produced	32,280	39,269	106,196	114,091
	Payable ounces sold	31,414	36,792	98,879	108,372
Lead -	Tons produced	12,497	8,024	38,183	34,583
	Payable tons sold	11,563	7,440	32,922	30,848
Zinc -	Tons produced	16,605	14,636	49,007	47,715
	Payable tons sold	13,686	10,993	35,788	34,326
Copper	Tons produced	490	457	1,447	1,374
	Payable tons sold	49	—	49	—

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

Sales, total cost of sales, gross profit (loss), Cash Cost, After By-product Credits, per Ounce (“Cash Cost”) (non-GAAP) and AISC (non-GAAP) at our operating units for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands, except for Cash Cost and AISC):

	Silver				Gold and Other
	Greens Creek	Lucky Friday	Keno Hill	Total Silver (2)	Casa Berardi	Other (3)	Total Gold and Other
Three Months Ended September 30, 2024:
Sales	$116,568	$51,072	$19,809	$187,449	$50,308	$7,328	$57,636
Total cost of sales	(73,597)	(39,286)	(19,809)	(132,692)	(46,280)	$(6,827)	(53,107)
Gross profit	$42,971	$11,786	$—	$54,757	$4,028	$501	$4,529
Cash Cost (1)	$0.93	$9.98	$—	$4.46	$1,754	$—	$1,754
AISC (1)	$7.04	$19.40	$—	$15.29	$2,059	$—	$2,059
Three Months Ended September 30, 2023:
Sales	$96,459	$21,409	$16,001	$133,869	$46,912	$1,125	$48,037
Total cost of sales	(60,322)	(14,344)	(16,001)	(90,667)	(56,822)	(940)	(57,762)
Gross profit (loss)	$36,137	$7,065	$—	$43,202	$(9,910)	$185	$(9,725)
Cash Cost (1)	$3.04	$4.74	$—	$3.31	$1,475	$—	$1,475
AISC (1)	$8.18	$10.63	$—	$11.39	$1,695	$—	$1,695

	Silver				Gold
	Greens Creek	Lucky Friday	Keno Hill	Total Silver (2)	Casa Berardi	Other (3)	Total Gold
Nine Months Ended September 30, 2024
Sales	$309,537	$145,483	$59,606	$514,626	$150,515	$15,129	$165,644
Total cost of sales	(200,240)	(104,328)	(59,606)	(364,174)	(171,880)	(14,340)	(186,220)
Gross profit (loss)	$109,297	$41,155	$—	$150,452	$(21,365)	$789	$(20,576)
Cash Cost (1)	$1.62	$7.86	$—	$3.71	$1,707	$—	$1,707
AISC (1)	$6.53	$16.26	$—	$13.57	$1,923	$—	$1,923
Nine Months Ended September 30, 2023
Sales	$290,961	$113,167	$17,582	$421,710	$134,856	$2,971	137,827
Total cost of sales	(189,664)	(81,068)	(17,582)	(288,314)	(162,396)	(2,743)	(165,139)
Gross profit (loss)	$101,297	$32,099	$—	$133,396	$(27,540)	$228	$(27,312)
Cash Cost (1)	$1.81	$5.51	$—	$2.86	$1,635	$—	$1,635
AISC (1)	$5.67	$12.21	$—	$10.52	$2,075	$—	$2,075
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

(3)
For the three and nine months ended September 30, 2024, Other includes sales of $7.3 million and $15.1 million, respectively, and total cost of sales of $6.8 million and $14.3 million, for the three and nine months ended September 30, 2024, respectively, from our environmental remediation services in the Yukon. For the three and nine months ended September 30, 2023, Other includes sales of $1.1 million and $3.0 million for the three and nine months ended September 30, 2023, respectively, and cost of sales of $0.9 million and $2.7 million, respectively, for the three and nine months ended September 30, 2023, related to our environmental remediation services business and Nevada operations.

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

Accordingly, we believe the identification of gold, lead, zinc and copper as by-product credits at Greens Creek, Lucky Friday and Keno Hill is appropriate because of their lower economic value compared to silver and due to the fact that silver is the primary product we intend to produce at those locations. In addition, we have not consistently received sufficient revenue from any single by-product metal to warrant classification of such as a co-product.

We periodically review our revenues to ensure that reporting of primary products and by-products is appropriate. Because for Greens Creek, Lucky Friday and Keno Hill we consider zinc, lead, gold and copper to be by-products of our silver production, the values of these metals offset operating costs within our calculations of Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce. We currently do not report Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for our Keno Hill operation as it is in the production ramp-up phase and has not met our definition of commercial production, and accordingly it is excluded from our consolidated Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce. We define an operation as being in commercial production upon achievement of the following criteria:

•
Completion of operational commissioning of each major mine and mill component;
•
Demonstrated ability to mine and mill consistently and without significant interruption, defined as 75% of historical production levels or mill design capacity over a period of 30 days;
•
Silver recoveries are at or near expected steady-state production levels;
•
All major capital expenditures have been completed; and
•
A significant portion of available funding is directed towards operating activities.

Determination of when these criteria have been met requires the use of judgment, and our definition of commercial production may differ from that of other mining companies.

We believe the identification of silver as a by-product credit is appropriate at Casa Berardi because of its lower economic value compared to gold and due to the fact that gold is the primary product we intend to produce there. In addition, we do not receive sufficient revenue from silver at the Casa Berardi mine to warrant classification of such as a co-product. Because we consider silver to be a by-product of our gold production at Casa Berardi, the value of silver offsets operating costs within our calculations of Cash Cost, After By-product Credits, per Gold Ounce and AISC, After By-product Credits, per Gold Ounce.

We reported net income applicable to common stockholders of $1.6 million for the three months ended September 30, 2024, compared to a net loss applicable to common stockholders of $22.6 million in the comparable period in 2023. The following were the significant drivers of the change:

•
Consolidated gross profit increased by $25.8 million. See The Greens Creek Segment, The Lucky Friday Segment, The Keno Hill Segment, and The Casa Berardi Segment sections below for a discussion on the key drivers by operating unit.
•
Ramp-up and suspension costs decreased by $7.3 million as the prior period included $12.0 million of suspension costs related to the temporary suspension of operations at Lucky Friday due to the underground fire, whereas the current period primarily contained costs related to Keno Hill's ramp-up activities and increased by $4.9 million over the comparable period in 2023.
•
Other operating income, net increased by $15.4 million primarily due to $14.8 million of insurance proceeds received during the quarter related to the Lucky Friday fire.
•
Fair value adjustments, net increased by $10.1 million primarily due to $3.3 million in unrealized gains on our marketable equity securities portfolio in 2024 compared to an unrealized loss of $4.2 million in the comparable period in 2023 and an unrealized gain of $0.4 million on our undesignated derivative contracts compared to a $2.2 million unrealized loss when compared to the comparable period in 2023.

The positive movements mentioned above were partly offset by:

•
A $14.5 million write down of property, plant and equipment which had no salvage value. Of this amount, $13.9 million related to the Lucky Friday remote vein miner machine for which (i) we no longer had a use following the success of the UCB mining method at Lucky Friday, (ii) we had been unsuccessful in locating a buyer, and (iii) the vendor advised us during the period that it would discontinue support for the program.
•
Net foreign exchange loss increased by $7.4 million to a loss of $3.2 million, compared to a gain of $4.2 million in the comparable period, reflecting the strengthening of the Canadian dollar against the US dollar in 2024, compared to a devaluation in the comparable period in 2023 , and related impact on the revaluation of our Canadian monetary assets and liabilities.
•
Income and mining tax expense increased by $13.0 million due to higher taxable income generated by our US tax group.

We reported net income applicable to common stockholders of $23.5 million for the nine months ended September 30, 2024, compared to a net loss applicable to common stockholders of $41.7 million in the comparable period in 2023. The following were the significant drivers of the change:

•
Ramp-up and suspension costs decreased by $14.9 million as costs incurred in the prior period related to the temporary suspension of operations at Casa Berardi for 20 days resulting from certain forest lands and access road closures due to forest fires and the temporary suspension of operations at Lucky Friday due to an underground fire were not incurred in 2024.
•
Other operating income, net increased by $45.4 million primarily due to $50.0 million of insurance proceeds received during the period related to the Lucky Friday fire. Other operating income, net in the prior period included $5.9 million of insurance proceeds related to a coverage lawsuit.
•
Fair value adjustments, net increased by $12.6 million primarily due to $9.0 million of unrealized gains on our marketable equity securities portfolio in 2024 compared to an unrealized loss of $7.6 million the comparable period in 2023. This was partially offset by unrealized losses on undesignated derivative contracts of $2.1 million in 2024 compared to an unrealized gain of $1.8 million in the comparable period in 2023.
•
Net foreign exchange gain increased by $3.0 million to $3.4 million reflecting the continued strengthening of the US dollar against the Canadian dollar, and related impact on the revaluation of our Canadian monetary assets and liabilities.

The positive movements mentioned above were partly offset by:

•
A $14.5 million write down of property, plant and equipment which had no salvage value. Of this amount, $13.9 million related to the Lucky Friday remote vein miner machine for which (i) we no longer had a use following the success of the UCB mining method at Lucky Friday, (ii) we had been unsuccessful in locating a buyer, and (iii) the vendor advised us during the period that it would discontinue support for the program.
•
General and administrative expenses increased by $5.9 million, primarily related to non-recurring non-cash compensation costs associated with our former CEO's retirement in the second quarter and higher incentive compensation accruals.
•
Interest expense increased by $4.9 million as higher amounts were drawn on our revolving credit facility.
•
Income and mining tax expense increased by $15.4 million due to higher taxable income generated by our US tax group.

Greens Creek

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales	$116,568	$96,459	$309,537	$290,961
Cost of sales and other direct production costs	(59,649)	(49,307)	(160,533)	(151,107)
Depreciation, depletion and amortization	(13,948)	(11,015)	(39,707)	(38,557)
Total cost of sales	(73,597)	(60,322)	(200,240)	(189,664)
Gross profit	$42,971	$36,137	$109,297	$101,297
Tons of ore milled	212,863	228,978	670,797	694,610
Production:
Silver (ounces)	1,857,314	2,343,192	6,579,459	7,471,725
Gold (ounces)	11,746	15,010	40,471	46,245
Lead (tons)	4,165	4,740	13,512	14,668
Zinc (tons)	12,585	13,224	38,047	38,961
Copper (tons)	490	457	1,447	1,374
Payable metal quantities sold:
Silver (ounces)	1,921,040	1,973,606	5,588,407	6,421,060
Gold (ounces)	11,302	12,371	33,800	38,025
Lead (tons)	3,822	3,600	10,382	11,506
Zinc (tons)	10,466	9,444	27,555	27,648
Copper (tons)	49	—	49	—
Ore grades:
Silver ounces per ton	11.2	13.1	12.4	13.4
Gold ounces per ton	0.08	0.09	0.09	0.09
Lead percent	2.4%	2.5%	2.5%	2.6%
Zinc percent	6.6%	6.5%	6.4%	6.3%
Copper percent	0.3%	0.3%	0.3%	0.3%
Total production cost per ton	$222.39	$200.30	$217.66	$197.94
Cash Cost, After By-product Credits, per Silver Ounce (1)	$0.93	$3.04	$1.62	$1.81
AISC, After By-Product Credits, per Silver Ounce (1)	$7.04	$8.18	$6.53	$5.67
Capital additions	$11,466	$12,060	$31,997	$27,546

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

The $6.8 million increase in gross profit for the three months ended September 30, 2024, compared to the same period in 2023 was primarily due to higher realized sales prices for silver and gold, partially offset by lower metals sales volumes. Capital additions were largely consistent with the comparable period, decreasing by $0.6 million.

The $8.0 million increase in gross profit for the nine months ended September 30, 2024, compared to the same period in 2023 was primarily due to higher realized sales prices for silver and gold, partially offset by lower metals sales volumes. Capital additions increased by $4.5 million in the same period primarily due to primary ore access development.

Production during the three and nine months ended September 30, 2024, declined primarily due to a combination of unplanned semi-antogenous grinding ("SAG") mill maintenance and lower grade. Throughput for the quarter averaged 2,314 tons per day, a decline of 7% as various mill maintenance projects were completed during the quarter, including SAG liners inspection, bolts retorquing, as well as work completed during a 7-day unscheduled maintenance event, of which 5 were in September. The mill restarted during early October and we expect similar production levels in the fourth quarter as during the quarter ended September 30, 2024.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, per Silver Ounce for Greens Creek:

Three Months Ended September 30,
2024
2023
25.00
15.00
5.00
-5.00
-15.00
-25.00
-35.00
12.31
9.16
4.49
3.70
8.80
6.80
3.16
4.43
1.21
1.39
-29.04
-22.44
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

Nine Months Ended September 30,
2024
2023
20.00
15.00
10.00
5.00
0.00
-5.00
-10.00
-15.00
-20.00
-25.00
-30.00
10.99
8.87
4.01
3.45
7.29
6.22
3.31
4.16
1.13
1.33
-25.11
-22.22
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash Cost, Before By-product Credits, per Silver Ounce	$29.97	$25.48	$26.73	$24.03
By-product credits	(29.04)	(22.44)	(25.11)	(22.22)
Cash Cost, After By-product Credits, per Silver Ounce	$0.93	$3.04	$1.62	$1.81

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
AISC, Before By-product Credits, per Silver Ounce	$36.08	$30.62	$31.64	$27.89
By-product credits	(29.04)	(22.44)	(25.11)	(22.22)
AISC, After By-product Credits, per Silver Ounce	$7.04	$8.18	$6.53	$5.67

For the three months ended September 30, 2024, the decrease in Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce was primarily due to an increase in by-product credits, benefiting from higher realized gold prices, partly offset by higher production costs and lower ounces produced.

For the nine months ended September 30, 2024, Cash Cost, After By-product Credits, per Silver Ounce was slightly lower compared to the comparable period from 2023, as higher production costs were offset by higher by-product credits on a per ounce basis, benefiting from higher realized gold prices. In addition to the factors impacting Cash Cost per Silver Ounce, AISC, After By-product Credits, per Silver Ounce was also impacted by higher sustaining capital.

Lucky Friday

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales	$51,072	$21,409	$145,483	$113,167
Cost of sales and other direct production costs	(28,605)	(10,038)	(75,028)	(57,327)
Depreciation, depletion and amortization	(10,681)	(4,306)	(29,300)	(23,741)
Total cost of sales	(39,286)	(14,344)	(104,328)	(81,068)
Gross profit	$11,786	$7,065	$41,155	$32,099
Tons of ore milled	104,281	36,619	297,956	225,965
Production:
Silver (ounces)	1,184,819	475,414	3,554,039	3,024,544
Lead (tons)	7,662	2,957	22,580	19,171
Zinc (tons)	3,528	1,159	9,699	7,810
Payable metal quantities sold:
Silver (ounces)	1,100,873	534,183	3,275,614	2,974,835
Lead (tons)	7,042	3,330	20,633	18,809
Zinc (tons)	2,706	981	7,266	6,061
Ore grades:
Silver ounces per ton	12.1	13.6	12.6	14.0
Lead percent	7.9%	8.6%	8.1%	8.9%
Zinc percent	3.9%	3.5%	3.8%	4.1%
Total production cost per ton	$260.99	$191.81	$243.18	$223.44
Cash Cost, After By-product Credits, per Silver Ounce (1)	$9.98	$4.74	$7.86	$5.51
AISC, After By-product Credits, per Silver Ounce (1)	$19.40	$10.63	$16.26	$12.21
Capital additions	$11,178	$15,494	$36,984	$46,518

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

During August 2023, mining was suspended due to a fire which occurred while repairing an unused station in the #2 ventilation shaft, which is also the secondary egress. By early September, the fire had been extinguished, normal ventilation was reestablished and the workforce recalled. Following evaluation of alternatives, it was determined that in order to safely bring the mine back into production in the most rapid and cost-effective way, a new secondary egress needed to be developed to bypass the damaged portion of the #2 shaft. The new egress involved extending an existing ramp 1,600 feet, installing a 290-foot-long manway raise, and developing an 850-foot ventilation raise. This work resulted in operations being suspended for the remainder of 2023, with the mine restarting production on January 9, 2024, and ramping up to full production during the first quarter. The Company has property and business interruption insurance coverage with an underground sub-limit of $50.0 million, and through September 30, 2024, has received the full coverage amount of $50.0 million. The discussion of Lucky Friday's results below for the nine months ended September 30, 2024 and 2023, has been impacted by the prior suspension of operations.

Gross profit increased by $4.7 million for the three months ended September 30, 2024 compared to the same period in 2023, reflecting a combination of higher sales volumes for all metals and higher realized sales prices for silver, as the mine suspended operations in August 2023 and did not resume operations until January 9, 2024.

Gross profit increased by $9.1 million for the nine months ended September 30, 2024, compared to the same period in 2023, reflecting higher realized prices for silver, and higher sales volumes for all metals produced due to the suspension of mining operations mentioned above.

For both the three and nine month periods ended September 30, 2023, $12.0 million of site specific suspension costs were included within Ramp-up and suspension costs.

Capital additions decreased by $4.3 million for the three months ended September 30, 2024 and decreased by $9.5 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. Capital expenditures decreased during 2024 as the prior period included expenditures for bolters, the installation of a service hoist and the coarse ore bunker.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for Lucky Friday:

Three Months Ended September 30,
2024
2023
20.00
15.00
10.00
5.00
0.00
-5.00
-10.00
-15.00
-20.00
9.11
10.04
2.54
2.71
11.32
2.59
3.08
4.03
1.06
0.83
-17.13
-15.46
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

Nine Months Ended September 30,
2024
2023
25.00
20.00
15.00
10.00
5.00
0.00
-5.00
-10.00
-15.00
-20.00
-25.00
8.95
11.24
2.57
2.76
9.10
2.80
2.91
3.76
1.00
0.89
-16.67
-15.94
Mining
Milling
Other cash costs
Treatment costs
Concentrated freight
By-product credits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash Cost, Before By-product Credits, per Silver Ounce	$27.11	$20.20	$24.53	$21.45
By-product credits	(17.13)	(15.46)	(16.67)	(15.94)
Cash Cost, After By-product Credits, per Silver Ounce	$9.98	$4.74	$7.86	$5.51

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
AISC, Before By-product Credits, per Silver Ounce	$36.53	$26.09	$32.93	$28.15
By-product credits	(17.13)	(15.46)	(16.67)	(15.94)
AISC, After By-product Credits, per Silver Ounce	$19.40	$10.63	$16.26	$12.21

The increase in Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the three months ended September 30, 2024, compared to the same period in 2023 was primarily due to higher production costs, partly offset by higher silver production in the current quarter as mining operations were suspended in August 2023. AISC, After By-product Credits, per Silver Ounce was also negatively impacted higher sustaining capital.

The increase in Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the nine months ended September 30, 2024, compared to the same period in 2023 was primarily due to higher production costs, partly offset by higher silver production in the current year as mining operations were suspended in August 2023 and resumed on January 9, 2024.

Keno Hill

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales	$19,809	$16,001	$59,606	$17,582
Cost of sales and other direct production costs	(15,591)	(14,053)	(47,057)	(15,373)
Depreciation, depletion and amortization	(4,218)	(1,948)	(12,549)	(2,209)
Total cost of sales	(19,809)	(16,001)	(59,606)	(17,582)
Gross profit	$—	$—	$—	$—
Tons of ore milled	24,027	24,616	86,169	36,680
Production:
Silver (ounces)	597,293	710,012	2,144,045	894,276
Lead (tons)	670	327	2,091	744
Zinc (tons)	492	252	1,261	943
Payable metal quantities sold:
Silver (ounces)	703,951	628,571	2,115,825	694,198
Lead (tons)	699	509	1,907	533
Zinc (tons)	514	569	967	617
Ore grades:
Silver ounces per ton	25.7	33.0	25.6	28.2
Lead percent	3.0%	2.4%	2.6%	2.1%
Zinc percent	2.4%	2.5%	1.7%	3.1%
Capital additions	$14,406	$11,497	$39,285	$32,123

Since acquiring our Keno Hill operations as part of the acquisition of Alexco Resource Corp. ("Alexco") on September 7, 2022, we have focused on development activities, with initial operation of the mill beginning in the second quarter of 2023. The average throughput during the nine months ended September 30, 2024 was 314 tons per day, with silver grades milled of 25.6 ounces per ton. Since commencing production, mill throughput has generally increased as planned, leading to increased levels of production. However, we expect 2025 silver production to remain similar to 2024 as we focus on stakeholder engagement, permitting, infrastructure and capital projects, with production projected to increase again in 2026. The pause in silver production growth at Keno Hill is a direct result of the heap leach failure at Victoria Gold’s Eagle Mine in late June 2024. This failure had several immediate and ongoing impacts on our operations. The primary impact was the Company was forced to suspend milling operations at Keno Hill on August 27, 2024, due to delays in receiving an authorization to construct and a permit modification Keno Hill’s dry stack tailings storage facility (“DSTF”). The delayed authorization and permit were a result of the focus of the Yukon Government (“YG”) and the First Nation of Na-Cho Nyäk Dun (“FNNND”) on Eagle Mine incident response and not on routine permitting matters. Mill operations resumed on October 26, 2024 after receiving the authorization and modification and completing related design and construction work on the DSTF. A second impact of the Eagle Mine incident has been expression of strong positions by the FNNND on continuing and future mining activities at projects within their Traditional Territory, where Keno Hill is located, including a call to halt mining production. We are committed to responsible and sustainable mining that governments and local communities support. As such, the projected flat production levels at Keno Hill for 2025 should allow us to focus on stakeholder outreach and ensuring we have local support for increasing production levels by 2026. In 2025, the Company's environmental remediation services group is also expected to increase construction activities, adding incremental demand on Keno Hill's infrastructure and resources.

During the three months ended September 30, 2024, Keno Hill recorded sales and total cost of sales of $19.8 million related to concentrate produced and sold. The third quarter of 2024 had $10.0 million of site-specific ramp-up costs, compared to $5.1 million in the third quarter of 2023, due to the mill shutdown. During the quarter, Keno Hill recorded capital additions of $14.4 million, related to mine development, work on the DSTF and other mining equipment purchases.

During the nine months ended September 30, 2024, Keno Hill recorded sales and total cost of sales of $59.6 million related to concentrate produced and sold. The nine months ended September 30, 2024 and 2023 had $20.4 million of site-specific ramp up costs included in ramp-up and suspension costs. During the current year, Keno Hill recorded capital additions of $39.3 million, primarily related to mine development, work on the DSTF, a surface backfill plant and other mining equipment purchases.

Casa Berardi

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales	$50,308	$46,912	$150,515	$134,856
Cost of sales and other direct production costs	(34,183)	(37,842)	(109,822)	(119,108)
Depreciation, depletion and amortization	(12,097)	(18,980)	(62,058)	(43,288)
Total cost of sales	(46,280)	(56,822)	(171,880)	(162,396)
Gross profit (loss)	$4,028	$(9,910)	$(21,365)	$(27,540)
Tons of ore milled	369,599	343,619	1,118,204	1,091,477
Production:
Gold (ounces)	20,534	24,259	65,725	67,846
Silver (ounces)	5,578	5,084	18,043	16,685
Payable metal quantities sold:
Gold (ounces)	20,112	24,423	65,079	69,804
Silver (ounces)	3,918	5,864	17,105	17,209
Ore grades:
Gold ounces per ton	0.06	0.08	0.07	0.07
Silver ounces per ton	0.02	0.02	0.02	0.02
Total production cost per ton	$97.82	$103.75	$100.67	$103.63
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,754	$1,475	$1,707	$1,635
AISC, After By-product Credits, per Gold Ounce (1)	$2,059	$1,695	$1,923	$2,075
Capital additions	$18,606	$16,225	$44,298	$54,127

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

As part of the transition of the Casa Berardi mine from a combined underground and open pit operation to an open pit only operation, the lower margin east mine underground operations were closed in July 2023 and, along with mining the 160 open pit, only the higher margin stopes of the west underground mine will be mined until they are exhausted, which is expected to occur in mid-2025, at which time most underground activity is expected to cease. Following the halt to underground mining, Casa Berardi is expected to only produce gold from the 160 open pit, and at lower volumes than historic production levels with production expected to conclude in 2027. We forecast a gap in production commencing in 2027 and lasting until 2032 or later, when no ore is expected to be mined and no revenue is expected. During this hiatus, our focus is expected to be on investing in infrastructure and equipment, permitting and de-watering and stripping two expected new open pits, Principal and West Mine Crown Pillar. Upon conclusion of the hiatus and related permitting and construction, the mine is expected to generate significant free cash flow at current gold prices.

Gross profit increased by $13.9 million to $4.0 million for the three months ended September 30, 2024, compared to a gross loss of $9.9 million in the same period in 2023. The increase in gross profit is primarily related to higher realized prices, partly offset by lower gold ounces sold, and lower depreciation costs in the current quarter due to the west underground mine being fully depreciated during the first half of the year. Capital additions increased by $2.4 million during the quarter, compared to the same period in 2023, primarily related to a tailings dam raise.

Gross loss decreased by $6.2 million to $21.4 million for the nine months ended September 30, 2024, compared to a gross loss of $27.5 million in the same period in 2023. The decrease in gross loss primarily relates to an increase in realized gold prices, partly offset by lower gold ounces sold and a $9.3 million reduction in production costs due to the closure of the east mine in July 2023. These items were partly offset by a $18.8 million increase in depreciation expense, reflecting the west underground mine being fully depreciated during the first half of the year, in line with the initial expectation of underground mining ceasing in the first half of 2024 and $6.3 million in product inventory net realizable value write downs attributable to higher depreciation. Capital additions decreased by $9.8 million during the nine months ended September 30, 2024, compared to the same period in 2023, primarily related to the cessation of capitalization of underground development. The majority of capital additions for the current year are related to a tailings dam raise.

Although Casa Berardi generated gross profit during the third quarter of 2024, it has generated gross losses during the previous eight quarters. This lack of profitability, the expected hiatus in future production discussed above, and the uncertainty surrounding permitting and timing of construction of the new open pits, has caused us to undertake a review of how Casa Berardi fits into the Company’s future strategy. While it is possible we may continue down the path towards future production at the Principal and West Mine Crown Pillar pits, we are also examining potential strategic alternatives.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for Casa Berardi:

Three Months Ended September 30,
2024
2023
1200
1000
800
600
400
200
0
-200
1021
1039
438
407
303
34
-8
-5
Mining
Milling
Other cash costs
By-product credits

Nine Months Ended September 30,
2024
2023
1300
1100
900
700
500
300
100
-100
1047
1,191
401
439
266
11
-7
-6
Mining
Milling
Other cash costs
By-product credits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash Cost, Before By-product Credits, per Gold Ounce	$1,762	$1,480	$1,714	$1,641
By-product credits	(8)	(5)	(7)	(6)
Cash Cost, After By-product Credits, per Gold Ounce	$1,754	$1,475	$1,707	$1,635

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
AISC, Before By-product Credits, per Gold Ounce	$2,067	$1,700	$1,930	$2,081
By-product credits	(8)	(5)	(7)	(6)
AISC, After By-product Credits, per Gold Ounce	$2,059	$1,695	$1,923	$2,075

The increase in Cash Cost After By-product Credits, per Gold Ounce, for the three months ended September 30, 2024, compared to the same period in 2023 was primarily due to lower gold production and higher production costs. Higher AISC, After By-product Credits, per Gold Ounce reflected lower gold production and higher sustaining capital over the comparable period in 2023.

The increase in Cash Cost After By-product Credits, per Gold Ounce, for the nine months ended September 30, 2024 was primarily related to lower gold production, partly offset by lower production costs from the cessation of underground mining of the east mine during July 2023. Sustaining capital decreased for the nine months ended September 30, 2024, reflecting no underground development and the prior period containing machinery and equipment expenditures related to surface operations positively impacted AISC, After By-product Credits, per Gold Ounce.

Corporate Matters

Income Taxes

During the three and nine months ended September 30, 2024, an income and mining tax provision of $11.5 million and $22.3 million, respectively, resulted in an effective tax rate of 86.7% and 48.3%, respectively. This compares to an income and mining tax benefit of $1.5 million and an income and mining tax provision of $6.9 million which resulted in an effective tax rate of 6.3% and -20.1%, for the three and nine months ended September 30, 2023, respectively. The comparability of our income and mining tax provision and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates including non-recognition of foreign exchange gains and losses; (v) percentage depletion; and (vi) the non-recognition of tax assets. The effective tax rate will fluctuate, sometimes significantly, period to period. The change in the effective tax rate during the three and nine months ended September 30, 2024, compared to the comparable periods in 2023 is primarily related to the reported consolidated income (loss) as well as the losses incurred at our consolidated Alexco subsidiaries, and our Nevada subsidiaries, for which no tax benefit is recognized due to uncertainty surrounding our ability to utilize these future tax benefits.

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

Reconciliation of Total Cost of Sales to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations and for the Company for the three and nine months ended September 30, 2024 and 2023.

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

We have not disclosed cost per ounce statistics for the Keno Hill operation as it is in the production ramp-up phase and has not met our definition of commercial production. See above "Consolidated Results of Operations" for our definition of commercial production. Determination of when those criteria have been met requires the use of judgment, and our definition of commercial production may differ from that of other mining companies.

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

In addition to the uses described above, Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce provide management and investors an indication of operating cash flow, after consideration of the average price received from production. We also use these measurements for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. We currently do not report Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for our Keno Hill operation as it is in the ramp-up phase of production and accordingly it is excluded from our consolidated Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce.

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

In thousands (except per ounce amounts)	Three Months Ended September 30, 2024
	Greens Creek	Lucky Friday	Keno Hill (6)	Corporate (2)	Total Silver
Total cost of sales	$73,597	$39,286	$19,809	$—	$132,692
Depreciation, depletion and amortization	(13,948)	(10,681)	(4,218)	—	(28,847)
Treatment costs	5,962	3,650	—	—	9,612
Change in product inventory	(8,125)	106	—	—	(8,019)
Reclamation and other costs	(1,825)	(241)	—	—	(2,066)
Exclusion of Keno Hill cash costs (6)	—	—	(15,591)	—	(15,591)
Cash Cost, Before By-product Credits (1)	55,661	32,120	—	—	87,781
Reclamation and other costs	786	303	—	—	1,089
Sustaining capital	10,558	10,862	—	42	21,462
General and administrative	—	—	—	10,401	10,401
AISC, Before By-product Credits (1)	67,005	43,285	—	10,443	120,733
By-product credits:
Zinc	(22,126)	(7,046)	—	—	(29,172)
Gold	(25,430)	—	—	—	(25,430)
Lead	(5,970)	(13,245)	—	—	(19,215)
Copper	(409)	—	—	—	(409)
Total By-product credits	(53,935)	(20,291)	—	—	(74,226)
Cash Cost, After By-product Credits	$1,726	$11,829	$—	$—	$13,555
AISC, After By-product Credits	$13,070	$22,994	$—	$10,443	$46,507
Ounces produced	1,857	1,185			3,042
Cash Cost, Before By-product Credits, per Ounce	$29.97	$27.11			$28.86
By-product credits per ounce	(29.04)	(17.13)			(24.40)
Cash Cost, After By-product Credits, per Ounce	$0.93	$9.98			$4.46
AISC, Before By-product Credits, per Ounce	$36.08	$36.53			$39.69
By-product credits per ounce	(29.04)	(17.13)			(24.40)
AISC, After By-product Credits, per Ounce	$7.04	$19.40			$15.29

In thousands (except per ounce amounts)	Three Months Ended September 30, 2024
	Gold - Casa Berardi	Other (4)	Total Gold and Other
Total cost of sales	$46,280	$6,827	$53,107
Depreciation, depletion and amortization	(12,097)	—	(12,097)
Treatment costs	36	—	36
Change in product inventory	2,176	—	2,176
Reclamation and other costs	(207)	—	(207)
Exclusion of Other costs	—	(6,827)	(6,827)
Cash Cost, Before By-product Credits (1)	36,188	—	36,188
Reclamation and other costs	207	—	207
Sustaining capital	6,054	—	6,054
AISC, Before By-product Credits (1)	42,449	—	42,449
By-product credits:
Silver	(163)	—	(163)
Total By-product credits	(163)	—	(163)
Cash Cost, After By-product Credits	$36,025	$—	$36,025
AISC, After By-product Credits	$42,286	$—	$42,286
Divided by ounces produced	21	—	21
Cash Cost, Before By-product Credits, per Ounce	$1,762	$—	$1,762
By-product credits per ounce	(8)	—	(8)
Cash Cost, After By-product Credits, per Ounce	$1,754	$—	$1,754
AISC, Before By-product Credits, per Ounce	$2,067	$—	$2,067
By-product credits per ounce	(8)	—	(8)
AISC, After By-product Credits, per Ounce	$2,059	$—	$2,059

In thousands (except per ounce amounts)	Three Months Ended September 30, 2024
	Total Silver	Total Gold and Other	Total
Total cost of sales	$132,692	$53,107	$185,799
Depreciation, depletion and amortization	(28,847)	(12,097)	(40,944)
Treatment costs	9,612	36	9,648
Change in product inventory	(8,019)	2,176	(5,843)
Reclamation and other costs	(2,066)	(207)	(2,273)
Exclusion of Keno Hill cash costs (6)	(15,591)	—	(15,591)
Exclusion of Other costs	—	(6,827)	(6,827)
Cash Cost, Before By-product Credits (1)	87,781	36,188	123,969
Reclamation and other costs	1,089	207	1,296
Sustaining capital	21,462	6,054	27,516
General and administrative	10,401	—	10,401
AISC, Before By-product Credits (1)	120,733	42,449	163,182
By-product credits:
Zinc	(29,172)	—	(29,172)
Gold	(25,430)	—	(25,430)
Lead	(19,215)	—	(19,215)
Silver	—	(163)	(163)
Copper	(409)	—	(409)
Total By-product credits	(74,226)	(163)	(74,389)
Cash Cost, After By-product Credits	$13,555	$36,025	$49,580
AISC, After By-product Credits	$46,507	$42,286	$88,793
Divided by ounces produced	3,042	21
Cash Cost, Before By-product Credits, per Ounce	$28.86	$1,762
By-product credits per ounce	(24.40)	(8)
Cash Cost, After By-product Credits, per Ounce	$4.46	$1,754
AISC, Before By-product Credits, per Ounce	$39.69	$2,067
By-product credits per ounce	(24.40)	(8)
AISC, After By-product Credits, per Ounce	$15.29	$2,059

In thousands (except per ounce amounts)	Three Months Ended September 30, 2023
	Greens Creek	Lucky Friday	Keno Hill (6)	Corporate (2)	Total Silver
Total cost of sales	$60,322	$14,344	$16,001	$—	$90,667
Depreciation, depletion and amortization	(11,015)	(4,306)	(1,948)	—	(17,269)
Treatment costs	10,369	1,368	1,033	—	12,770
Change in product inventory	377	(2,450)	—	—	(2,073)
Reclamation and other costs	(348)	(168)	—	—	(516)
Exclusion of Lucky Friday cash costs	—	(20)	—	—	(20)
Exclusion of Keno Hill cash costs	—	—	(15,086)	—	(15,086)
Cash Cost, Before By-product Credits (1)	59,705	8,768	—	—	68,473
Reclamation and other costs	722	101	—	—	823
Sustaining capital	11,330	7,386	—	237	18,953
Exclusion of Lucky Friday sustaining costs	—	(4,934)	—	—	(4,934)
General and administrative	—	—	—	7,596	7,596
AISC, Before By-product Credits (1)	71,757	11,321	—	7,833	90,911
By-product credits:
Zinc	(20,027)	(2,019)	—	—	(22,046)
Gold	(25,344)	—	—	—	(25,344)
Lead	(7,201)	(5,368)	—	—	(12,569)
Exclusion of Lucky Friday by-product credits	—	676	—	—	676
Total By-product credits	(52,572)	(6,711)	—	—	(59,283)
Cash Cost, After By-product Credits	$7,133	$2,057	$—	$—	$9,190
AISC, After By-product Credits	$19,185	$4,610	$—	$7,833	$31,628
Ounces produced	2,343	475			2,818
Exclusion of Lucky Friday ounces produced	—	(41)			(41)
Divided by ounces produced	2,343	434			2,777
Cash Cost, Before By-product Credits, per Ounce	$25.48	$20.20			$24.66
By-product credits per ounce	(22.44)	(15.46)			(21.35)
Cash Cost, After By-product Credits, per Ounce	$3.04	$4.74			$3.31
AISC, Before By-product Credits, per Ounce	$30.62	$26.09			$32.74
By-product credits per ounce	(22.44)	(15.46)			(21.35)
AISC, After By-product Credits, per Ounce	$8.18	$10.63			$11.39

In thousands (except per ounce amounts)	Three Months Ended September 30, 2023
	Gold - Casa Berardi	Other	Total Gold and Other
Total cost of sales	$56,822	$940	$57,762
Depreciation, depletion and amortization	(18,980)	32	(18,948)
Treatment costs	254	—	254
Change in product inventory	(1,977)	—	(1,977)
Reclamation and other costs	(219)	—	(219)
Exclusion of Other costs	—	(972)	(972)
Cash Cost, Before By-product Credits (1)	35,900	—	35,900
Reclamation and other costs	219	—	219
Sustaining capital	5,133	—	5,133
AISC, Before By-product Credits (1)	41,252	—	41,252
By-product credits:
Silver	(119)	—	(119)
Total By-product credits	(119)	—	(119)
Cash Cost, After By-product Credits	$35,781	$—	$35,781
AISC, After By-product Credits	$41,133	$—	$41,133
Divided by ounces produced	24	—	24
Cash Cost, Before By-product Credits, per Ounce	$1,480	$—	$1,480
By-product credits per ounce	(5)	—	(5)
Cash Cost, After By-product Credits, per Ounce	$1,475	$—	$1,475
AISC, Before By-product Credits, per Ounce	$1,700	$—	$1,700
By-product credits per ounce	(5)	—	(5)
AISC, After By-product Credits, per Ounce	$1,695	$—	$1,695

In thousands (except per ounce amounts)	Three Months Ended September 30, 2023
	Total Silver	Total Gold and Other	Total
Total cost of sales	$90,667	$57,762	$148,429
Depreciation, depletion and amortization	(17,269)	(18,948)	(36,217)
Treatment costs	12,770	254	13,024
Change in product inventory	(2,073)	(1,977)	(4,050)
Reclamation and other costs	(516)	(219)	(735)
Exclusion of Other costs	—	(972)	(972)
Exclusion of Lucky Friday cash costs (3)	(20)	—	(20)
Exclusion of Keno Hill cash costs	(15,086)	—	(15,086)
Cash Cost, Before By-product Credits (1)	68,473	35,900	104,373
Reclamation and other costs	823	219	1,042
Sustaining capital	18,953	5,133	24,086
Exclusion of Lucky Friday sustaining costs (3)	(4,934)	—	(4,934)
General and administrative	7,596	—	7,596
AISC, Before By-product Credits (1)	90,911	41,252	132,163
By-product credits:
Zinc	(22,046)	—	(22,046)
Gold	(25,344)	—	(25,344)
Lead	(12,569)	—	(12,569)
Silver	—	(119)	(119)
Exclusion of Lucky Friday by-product credits (3)	676	—	676
Total By-product credits	(59,283)	(119)	(59,402)
Cash Cost, After By-product Credits	$9,190	$35,781	$44,971
AISC, After By-product Credits	$31,628	$41,133	$72,761
Ounces produced	2,818	24
Exclusion of Lucky Friday ounces produced (3)	(41)	—
Divided by ounces produced	2,777	24
Cash Cost, Before By-product Credits, per Ounce	$24.66	$1,480
By-product credits per ounce	(21.35)	(5)
Cash Cost, After By-product Credits, per Ounce	$3.31	$1,475
AISC, Before By-product Credits, per Ounce	$32.74	$1,700
By-product credits per ounce	(21.35)	(5)
AISC, After By-product Credits, per Ounce	$11.39	$1,695

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2024
	Greens Creek	Lucky Friday	Keno Hill (6)	Corporate (2)	Total Silver
Total cost of sales	$200,240	$104,328	$59,606	$—	$364,174
Depreciation, depletion and amortization	(39,707)	(29,300)	(12,549)	—	(81,556)
Treatment costs	21,755	9,619	—	—	31,374
Change in product inventory	(3,025)	602	—	—	(2,423)
Reclamation and other costs	(3,362)	(654)	—	—	(4,016)
Exclusion of Lucky Friday cash costs (3)	—	(3,634)	—	—	(3,634)
Exclusion of Keno Hill cash costs (6)	—	—	(47,057)	—	(47,057)
Cash Cost, Before By-product Credits (1)	175,901	80,961	—	—	256,862
Reclamation and other costs	2,356	708	—	—	3,064
Sustaining capital	29,885	32,430	—	1,143	63,458
Exclusion of Lucky Friday sustaining costs (3)	—	(5,396)	—	—	(5,396)
General and administrative	—	—	—	36,357	36,357
AISC, Before By-product Credits (1)	208,142	108,703	—	37,500	354,345
By-product credits:
Zinc	(64,205)	(18,537)	—	—	(82,742)
Gold	(80,826)	—	—	—	(80,826)
Lead	(19,769)	(40,432)	—	—	(60,201)
Copper	(409)	—	—	—	(409)
Exclusion of Lucky Friday by-product credits (3)	—	3,943	—	—	3,943
Total By-product credits	(165,209)	(55,026)	—	—	(220,235)
Cash Cost, After By-product Credits	$10,692	$25,935	$—	$—	$36,627
AISC, After By-product Credits	$42,933	$53,677	$—	$37,500	$134,110
Ounces produced	6,579	3,554			10,133
Exclusion of Lucky Friday ounces produced (3)	—	(253)			(253)
Divided by ounces produced	6,579	3,301			9,880
Cash Cost, Before By-product Credits, per Ounce	$26.73	$24.53			$26.00
By-product credits per ounce	(25.11)	(16.67)			(22.29)
Cash Cost, After By-product Credits, per Ounce	$1.62	$7.86			$3.71
AISC, Before By-product Credits, per Ounce	$31.64	$32.93			$35.86
By-product credits per ounce	(25.11)	(16.67)			(22.29)
AISC, After By-product Credits, per Ounce	$6.53	$16.26			$13.57

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2024
	Casa Berardi	Other (4)	Total Gold
Total cost of sales	$171,880	$14,340	$186,220
Depreciation, depletion and amortization	(62,058)	—	(62,058)
Treatment costs	112	—	112
Change in product inventory	3,365	—	3,365
Reclamation and other costs	(622)	—	(622)
Exclusion of Other costs	—	(14,340)	(14,340)
Cash Cost, Before By-product Credits (1)	112,677	—	112,677
Reclamation and other costs	622	—	622
Sustaining capital	13,582	—	13,582
AISC, Before By-product Credits (1)	126,881	—	126,881
By-product credits:
Silver	(489)	—	(489)
Total By-product credits	(489)	—	(489)
Cash Cost, After By-product Credits	$112,188	$—	$112,188
AISC, After By-product Credits	$126,392	$—	$126,392
Divided by ounces produced	66	—	66
Cash Cost, Before By-product Credits, per Ounce	$1,714	$—	$1,714
By-product credits per ounce	(7)	—	(7)
Cash Cost, After By-product Credits, per Ounce	$1,707	$—	$1,707
AISC, Before By-product Credits, per Ounce	$1,930	$—	$1,930
By-product credits per ounce	(7)	—	(7)
AISC, After By-product Credits, per Ounce	$1,923	$—	$1,923

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2024
	Total Silver	Total Gold and Other	Total
Total cost of sales	$364,174	$186,220	$550,394
Depreciation, depletion and amortization	(81,556)	(62,058)	(143,614)
Treatment costs	31,374	112	31,486
Change in product inventory	(2,423)	3,365	942
Reclamation and other costs	(4,016)	(622)	(4,638)
Exclusion of Lucky Friday cash costs (3)	(3,634)	—	(3,634)
Exclusion of Keno Hill cash costs (6)	(47,057)	—	(47,057)
Exclusion of Other costs	—	(14,340)	(14,340)
Cash Cost, Before By-product Credits (1)	256,862	112,677	369,539
Reclamation and other costs	3,064	622	3,686
Sustaining capital	63,458	13,582	77,040
Exclusion of Lucky Friday sustaining costs (3)	(5,396)	—	(5,396)
General and administrative	36,357	—	36,357
AISC, Before By-product Credits (1)	354,345	126,881	481,226
By-product credits:
Zinc	(82,742)	—	(82,742)
Gold	(80,826)	—	(80,826)
Lead	(60,201)	—	(60,201)
Copper	(409)	—	(409)
Silver	—	(489)	(489)
Exclusion of Lucky Friday by-product credits (3)	3,943	—	3,943
Total By-product credits	(220,235)	(489)	(220,724)
Cash Cost, After By-product Credits	$36,627	$112,188	$148,815
AISC, After By-product Credits	$134,110	$126,392	$260,502
Ounces produced	10,133	66
Exclusion of Lucky Friday ounces produced (3)	(253)	—
Divided by ounces produced	9,880	66
Cash Cost, Before By-product Credits, per Ounce	$26.00	$1,714
By-product credits per ounce	(22.29)	(7)
Cash Cost, After By-product Credits, per Ounce	$3.71	$1,707
AISC, Before By-product Credits, per Ounce	$35.86	$1,930
By-product credits per ounce	(22.29)	(7)
AISC, After By-product Credits, per Ounce	$13.57	$1,923

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2023
	Greens Creek	Lucky Friday	Keno Hill(6)	Corporate (2)	Total Silver
Total cost of sales	$189,664	$81,068	$17,582	$—	$288,314
Depreciation, depletion and amortization	(38,557)	(23,741)	(2,209)	—	(64,507)
Treatment costs	31,114	10,832	1,146	—	43,092
Change in product inventory	(2,479)	(3,313)	—	—	(5,792)
Reclamation and other costs	(214)	(826)	—	—	(1,040)
Exclusion of Lucky Friday cash costs (3)	—	(20)	—	—	(20)
Exclusion of Keno Hill cash costs (6)	—	—	(16,519)	—	(16,519)
Cash Cost, Before By-product Credits (1)	179,528	64,000	—	—	243,528
Reclamation and other costs	2,166	671	—	—	2,837
Sustaining capital	26,686	24,251	—	831	51,768
Exclusion of Lucky Friday sustaining costs	—	(4,934)	—	—	(4,934)
General and administrative	—	—	—	30,449	30,449
AISC, Before By-product Credits (1)	208,380	83,988	—	31,280	323,648
By-product credits:
Zinc	(64,955)	(14,284)	—	—	(79,239)
Gold	(79,089)	—	—	—	(79,089)
Lead	(22,002)	(33,953)	—	—	(55,955)
Exclusion of Lucky Friday by-product credits	—	676	—	—	676
Total By-product credits	(166,046)	(47,561)	—	—	(213,607)
Cash Cost, After By-product Credits	$13,482	$16,439	$—	$—	$29,921
AISC, After By-product Credits	$42,334	$36,427	$—	$31,280	$110,041
Ounces produced	7,472	3,025			10,497
Exclusion of Lucky Friday ounces produced	—	(41)			(41)
Divided by ounces produced	7,472	2,984			10,456
Cash Cost, Before By-product Credits, per Ounce	$24.03	$21.45			$23.29
By-product credits per ounce	(22.22)	(15.94)			(20.43)
Cash Cost, After By-product Credits, per Ounce	$1.81	$5.51			$2.86
AISC, Before By-product Credits, per Ounce	$27.89	$28.15			$30.95
By-product credits per ounce	(22.22)	(15.94)			(20.43)
AISC, After By-product Credits, per Ounce	$5.67	$12.21			$10.52

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2023
	Casa Berardi	Other (4)	Total Gold
Total cost of sales	$162,396	$2,743	$165,139
Depreciation, depletion and amortization	(43,288)	(142)	(43,430)
Treatment costs	1,072	—	1,072
Change in product inventory	(5,345)	—	(5,345)
Reclamation and other costs	(655)	—	(655)
Exclusion of Casa Berardi cash costs (5)	(2,851)	—	(2,851)
Exclusion of Other costs	—	(2,601)	(2,601)
Cash Cost, Before By-product Credits (1)	111,329	—	111,329
Reclamation and other costs	655	—	655
Sustaining capital	29,175	—	29,175
AISC, Before By-product Credits (1)	141,159	—	141,159
By-product credits:
Silver	(390)	—	(390)
Total By-product credits	(390)	—	(390)
Cash Cost, After By-product Credits	$110,939	$—	$110,939
AISC, After By-product Credits	$140,769	$—	$140,769
Divided by ounces produced	68	—	68
Cash Cost, Before By-product Credits, per Ounce	$1,641	$—	$1,641
By-product credits per ounce	(6)	—	(6)
Cash Cost, After By-product Credits, per Ounce	$1,635	$—	$1,635
AISC, Before By-product Credits, per Ounce	$2,081	$—	$2,081
By-product credits per ounce	(6)	—	(6)
AISC, After By-product Credits, per Ounce	$2,075	$—	$2,075

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2023
	Total Silver	Total Gold	Total
Total cost of sales	$288,314	$165,139	$453,453
Depreciation, depletion and amortization	(64,507)	(43,430)	(107,937)
Treatment costs	43,092	1,072	44,164
Change in product inventory	(5,792)	(5,345)	(11,137)
Reclamation and other costs	(1,040)	(655)	(1,695)
Exclusion of Lucky Friday cash costs	(20)	—	(20)
Exclusion of Keno Hill cash costs	(16,519)	—	(16,519)
Exclusion of Casa Berardi cash costs (5)	—	(2,851)	(2,851)
Exclusion of Other costs	—	(2,601)	(2,601)
Cash Cost, Before By-product Credits (1)	243,528	111,329	354,857
Reclamation and other costs	2,837	655	3,492
Sustaining capital	51,768	29,175	80,943
Exclusion of Lucky Friday sustaining costs	(4,934)	—	(4,934)
General and administrative	30,449	—	30,449
AISC, Before By-product Credits (1)	323,648	141,159	464,807
By-product credits:
Zinc	(79,239)	—	(79,239)
Gold	(79,089)	—	(79,089)
Lead	(55,955)	—	(55,955)
Silver	—	(390)	(390)
Exclusion of Lucky Friday by-product credits	676	—	676
Total By-product credits	(213,607)	(390)	(213,997)
Cash Cost, After By-product Credits	$29,921	$110,939	$140,860
AISC, After By-product Credits	$110,041	$140,769	$250,810
Ounces produced	$10,497	$68
Exclusion of Lucky Friday ounces produced	$(41)	$—
Divided by ounces produced	10,456	68
Cash Cost, Before By-product Credits, per Ounce	$23.29	$1,641
By-product credits per ounce	(20.43)	(6)
Cash Cost, After By-product Credits, per Ounce	$2.86	$1,635
AISC, Before By-product Credits, per Ounce	$30.95	$2,081
By-product credits per ounce	(20.43)	(6)
AISC, After By-product Credits, per Ounce	$10.52	$2,075

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

(4)
Other includes $6.8 million and $14.3 million of total cost of sales for the three and nine months ended September 30, 2024, respectively, related to our environmental remediation services business. For the three and nine months ended September 30, 2023, Other includes total cost of sales of $0.9 million and $2.7 million, respectively, related to our environmental remediation services business and Nevada operations.

(5)
During the nine months ended September 30, 2023, the Company completed the necessary studies to conclude usage of the F-160 pit as a tailings storage facility after mining is complete. As a result, a portion of the mining costs have been excluded from Cash Cost, Before By-product Credits and AISC, Before By-product Credits.

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

At September 30, 2024, we had $22.3 million in cash and cash equivalents, of which $8.8 million was held in foreign subsidiaries' local currency that we anticipate utilizing for near-term operating, exploration or capital costs by those foreign subsidiaries. At September 30, 2024, we had utilized $13.0 million drawn on our credit facility of $225 million, with $6.3 million used for letters of credit and the remainder available as borrowings. We also have USD cash and cash equivalent balances held by our foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from our U.S. operations are adequate to fund our U.S. operations and corporate activities.

Pursuant to our common stock dividend policy described in Note 12 of Notes to Consolidated Financial Statements in our consolidated financial statements and notes for the year ended December 31, 2023, our Board of Directors declared and paid dividends on our common stock and preferred of $8.7 million and $16.7 million during the three and nine months ended September 30, 2024, respectively, and $3.9 million and $11.8 million for the three and nine months ended September 30, 2023, respectively. Our dividend policy has a silver-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend.

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

Pursuant to our stock repurchase program described in Note 12 of Notes to Consolidated Financial Statements in our consolidated financial statements and notes for the year ended December 31, 2023, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of September 30, 2024 and December 31, 2023, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. We have not repurchased any shares since June 2014.

As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited) pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents in “at-the-market” offerings. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The equity distribution agreement can be terminated by us at any time. Any sales of shares under that agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. During the three months ended September 30, 2024, we sold 9,090,726 shares under the agreement for proceeds of $57.3 million, net of commissions and fees of $0.9 million and during the nine months ended September 30, 2024, we sold 9,339,287 shares under the agreement for proceeds of $58.4 million, net of commissions and fees of $0.94 million.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability under our Credit Agreement, we believe we will be able to meet our obligations and other potential cash requirements during the next 12 months and beyond. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes and IQ Notes; principal and interest payments under our Credit Agreement; ramp up and suspension costs; capital expenditures at our operations; potential acquisitions of other mining companies or properties; regulatory matters; litigation; potential repurchases of our common stock under the program described above; and payment of dividends on common stock, if declared by our Board of Directors.

We currently estimate a range of approximately $196 to $218 million (before any lease financing) will be invested in 2024 on capital expenditures, primarily for equipment, infrastructure, and development at our mines, including $153.7 million already incurred as of September 30, 2024. We also estimate exploration and pre-development expenditures will total approximately $31.5 million in 2024, including $21.6 million already incurred as of September 30, 2024. Our expenditures for these items and our related plans for 2024 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility (which requires compliance with certain financial and other covenants), and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, poor results of our operating units, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

Our liquid assets include (in millions):

	September 30, 2024	December 31, 2023
Cash and cash equivalents held in U.S. dollars	$13.5	$98.8
Cash and cash equivalents held in foreign currency	8.8	7.6
Total cash and cash equivalents	22.3	106.4
Marketable equity securities - non-current	40.9	32.3
Total cash, cash equivalents and investments	$63.2	$138.7

Cash and cash equivalents decreased by $84.1 million in the first nine months of 2024. Cash held in foreign currencies represents balances in Canadian dollars and Mexican Pesos. The value of non-current marketable equity securities increased by $8.6 million.

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash provided by operating activities (in millions)	$150.8	$74.6

Cash provided by operating activities for the nine months ended September 30, 2024, of $150.8 million represents a $76.2 million increase compared to the $74.6 million provided in the same period for 2023. $106.3 million of the variance was attributable to higher income adjusted for non-cash items, reflecting higher non-cash depreciation, depletion and amortization expense, a foreign exchange gain and write down of property, plant and equipment. The increase was partly offset by negative net working capital changes resulting from higher accounts receivable balances reflecting the timing of sales at Greens Creek, Lucky Friday and Keno Hill and an increase in inventories at Lucky Friday, Casa Berardi and Keno Hill.

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash used in investing activities (in millions)	$(152.3)	$(162.9)

During the nine months ended September 30, 2024, cash used in investing activities of $152.3 million, included $153.7 million invested in our business, net of $1.5 million in proceeds from the sale of property, plant and mine development. Capital expenditures decreased by $7.6 million compared to the same period in 2023. The variance was primarily due to lower capital spending at Lucky Friday and Casa Berardi, partially offset by higher capital spending at Greens Creek.

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash (used in) provided by financing activities (in millions)	$(82.4)	$84.1

During the nine months ended September 30, 2024, we had net repayments of $115.0 million on our revolving credit facility resulting in $13.0 million outstanding at an interest rate of 7.8% on September 30, 2024. During the nine months ended September 30, 2024 and 2023:

•
we paid cash dividends on our common and preferred stock totaling $16.7 million and $11.8 million, respectively;

•
we issued stock under our ATM program described above for net proceeds of $58.4 million and $25.9 million, respectively; and
•
we made repayments on our finance leases of $7.8 million and $8.0 million, respectively.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, IQ Notes, credit facility, outstanding purchase orders (including certain capital expenditures) and lease arrangements as of September 30, 2024 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$55,865	$—	$—	$—	$55,865
Credit facility(2)	14,882	3,086	1,243	—	19,211
Finance lease commitments (3)	8,303	9,674	2,344	879	21,200
Operating lease commitments (4)	1,862	2,519	2,140	5,138	11,659
Senior Notes (5)	34,438	68,876	487,914	—	591,228
IQ Notes (6)	38,064	—	—	—	38,064
Total contractual cash obligations	$153,414	$84,155	$493,641	$6,017	$737,227

(1)
Consists of open purchase orders and commitments of approximately $9.8 million, $18.8 million, $13.1 million, $13.5 million and $0.8 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, Casa Berardi and Other Operations, respectively.

(2)
The Credit Agreement provides for a $225 million revolving credit facility. We had net draws of $13.0 million and $6.3 million in letters of credit outstanding as of September 30, 2024. The amounts in the table above assume no additional amounts will be drawn in future periods, and include only the standby fee on the current undrawn balance and accrued interest. For more information on our credit facility, see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)
Includes scheduled finance lease payments of $3.9 million, $4.6 million, $7.2 million, and $5.5 million for equipment at Greens Creek, Lucky Friday, Casa Berardi, and Keno Hill, respectively.

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

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters. At September 30, 2024, our liabilities for these matters totaled $118.6 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Critical Accounting Estimates

There have been no significant changes to the critical accounting estimates disclosed in “Critical Accounting Policies” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 to the May 20, 2024 8-K.

Off-Balance Sheet Arrangements

At September 30, 2024, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of September 30, 2024
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$13,095	$8,216	$962	$—	$22,273
Other current assets	22,950	137,520	23,224	—	183,694
Properties, plants, equipment and mineral interests, net	—	2,657,082	8,260	—	2,665,342
Intercompany receivable (payable)	(191,308)	(850,839)	552,052	490,095	—
Investments in subsidiaries	2,232,270	(52)	—	(2,232,218)	—
Other non-current assets	490,750	21,573	77,996	(505,917)	84,402
Total assets	$2,567,757	$1,973,500	$662,494	$(2,248,040)	$2,955,711
Liabilities and Stockholders' Equity
Current liabilities	$43,224	$164,312	$22,960	$(41,924)	$188,572
Long-term debt	466,178	4,300	—	26,153	496,631
Non-current portion of accrued reclamation	—	106,551	1,778	—	108,329
Non-current deferred tax liability	20,074	91,257	—	—	111,331
Other non-current liabilities	—	12,566	—	—	12,566
Stockholders' equity	2,038,281	1,594,514	637,756	(2,232,269)	2,038,282
Total liabilities and stockholders' equity	$2,567,757	$1,973,500	$662,494	$(2,248,040)	$2,955,711

	As of December 31, 2023
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$89,377	$16,053	$944	$—	$106,374
Other current assets	15,929	127,531	10,428	—	$153,888
Properties, plants, equipment and mineral interests - net	642	2,657,261	8,347	—	$2,666,250
Intercompany receivable (payable)	(132,464)	(812,078)	589,842	354,700	$—
Investments in subsidiaries	2,248,533	—	—	(2,248,533)	$—
Other non-current assets	432,468	21,960	29,353	(399,189)	$84,592
Total assets	$2,654,485	$2,010,727	$638,914	$(2,293,022)	$3,011,104
Liabilities and Stockholders' Equity
Current liabilities	$50,383	$141,439	$10,128	$(44,490)	$157,460
Long-term debt	636,000	17,063	0	—	$653,063
Non-current portion of accrued reclamation	—	108,731	2,066	—	$110,797
Non-current deferred tax liability	—	104,835	—	—	$104,835
Other non-current liabilities	—	16,845	0	—	$16,845
Stockholders' equity	1,968,102	1,621,814	626,720	(2,248,532)	$1,968,104
Total liabilities and stockholders' equity	$2,654,485	$2,010,727	$638,914	$(2,293,022)	$3,011,104

Unaudited Interim Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2024
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(8,761)	$689,031	$—	$—	$680,270
Cost of sales	(2,976)	(403,804)	—	—	(406,780)
Depreciation, depletion, amortization	—	(143,614)	—	—	(143,614)
General and administrative	(16,436)	(18,474)	(1,447)	—	(36,357)
Exploration and pre-development	(375)	(18,919)	(2,283)	—	(21,577)
Equity in earnings of subsidiaries	28,758	—	—	(28,758)	—
Other income (expense)	50,206	(60,159)	7,005	(22,771)	(25,719)
Income before income and mining taxes	50,416	44,061	3,275	(51,529)	46,223
Expense from income taxes	(26,539)	(18,576)	—	22,770	(22,345)
Net income	23,877	25,485	3,275	(28,759)	23,878
Preferred stock dividends	(414)	—	—	—	(414)
Income applicable to common stockholders	$23,463	$25,485	$3,275	$(28,759)	$23,464
Net income	23,877	25,485	3,275	(28,759)	23,878
Changes in comprehensive income	(8,720)	—	—	—	(8,720)
Comprehensive income	$15,157	$25,485	$3,275	$(28,759)	$15,158

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risks and risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at September 30, 2024, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Part I, Item 1A. – Risk Factors of our 2023 Form 10-K and Part II, Item 1A - Risk Factors in our Form 10-Q for the quarterly period ended June 30, 2024).

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

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer. Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our 2023 Form 10-K). At September 30, 2024, metals contained in concentrate sales and exposed to future price changes totaled 1.5 million ounces of silver, 500 ounces of gold, 22,525 tons of zinc and 51,650 tons of lead. If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $21.3 million. As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

Commodity-Price Risk Management

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for a description of our commodity-price risk management program.

Foreign Currency Risk Management

We operate and have mining interests in Canada, which exposes us to risks associated with fluctuations in the exchange rates between the USD and the CAD. We determined the functional currency for our Canadian operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD to USD are recorded to earnings each period. For the three and nine months ended September 30, 2024, we recognized a net foreign exchange loss of $3.2 million and net foreign exchange gain of $3.4 million, respectively, compared to a net foreign exchange gain of $4.2 million and $0.4 million for the three and nine months ended September 30, 2023, respectively. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at September 30, 2024 would have resulted in a change of approximately $7.3 million in our net foreign exchange gain or loss. We do not hedge the remeasurement of monetary assets and liabilities. We do hedge some of our operating and capital costs denominated in CAD.

See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for a description of our foreign currency risk management program.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of September 30, 2024, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – September 30, 2024

Index to Exhibits

Exhibit Number	Description
10.3*	Amended and Restated Hecla Mining Company Stock Plan for Nonemployee Directors
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine safety information listed in Section 1503 of the Dodd-Frank Act.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document. **
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents **
104	Cover page formatted as Inline XBRL and contained in Exhibit 101 **

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

HECLA MINING COMPANY
(Registrant)

Date:	November 7, 2024	By:	/s/ Catherine J. Boggs
Catherine J. Boggs, Interim President and Chief Executive Officer,
Director

Date:	November 7, 2024	By:	/s/ Russell D. Lawlar
Russell D. Lawlar, Senior Vice President,
Chief Financial Officer