Form 10-K
period 2024-12-31
HECLA MINING CO/DE/
filed 2025-02-13
CIK 719413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

Form 10-K

____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates was $2,979,623,680 as of June 30, 2024. There were 627,113,698 shares of the registrant’s Common Stock outstanding as of June 30, 2024, and 631,831,137 shares outstanding as of February 7, 2025.

Documents incorporated by reference herein:

To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2025 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the registrant’s 2024 fiscal year, is incorporated herein by reference. See Part III.

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

•
We have net operating losses which could reoccur in the future. Our ability to recognize the benefits of deferred tax assets related to net operating loss carryforwards and other items is dependent upon future cash flows and taxable income.

•
Our accounting and other estimates may be imprecise.

•
Commodity and currency risk management activities could prevent us from realizing possible revenues or lower costs or expose us to losses.

•
Tariffs could have a negative impact on us, including because we export products to countries that have or may impose retaliatory tariffs.

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

Legal, Regulatory and Compliance Risks

•
Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations. Compliance with and litigation based on such laws and regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities. Mine closure and reclamation regulations impose substantial costs on our operations and include requirements that we provide financial assurance supporting those obligations. These costs could significantly increase and we might not be able to provide financial assurance.

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

Introduction

Hecla Mining Company and its subsidiaries have provided precious and base metals to the U.S. and the world since 1891 (in this report, “we” or “our” or “us” refers to Hecla Mining Company and our affiliates and subsidiaries, unless the context requires otherwise). We discover, acquire and develop mines and other mineral interests and produce and market (i) concentrates containing silver, gold, lead, zinc and copper, (ii) carbon material containing silver and gold, and (iii) unrefined doré containing silver and gold. In doing so, we intend to manage our business activities in a safe, environmentally responsible and cost-effective manner.

The silver, zinc and precious metals concentrates and carbon material we produce are sold to custom smelters, metal traders and third-party processors, and the unrefined doré we produce is sold to refiners or further refined before sale of the metals to traders. We are organized and managed in four segments that encompass our operating mines and significant assets being Greens Creek, Lucky Friday, Keno Hill and Casa Berardi.

Our current business strategy is to focus our financial and human resources in the following areas:

•
operating our properties safely, in an environmentally responsible and cost-effective manner;
•
strengthen balance sheet to preserve our financial position in varying metals price and operational environments, improve capital allocation framework with a focus on Return On Invested Capital ("ROIC") and free cash flow generation;
•
improving and optimizing operations at all sites, which includes incurring costs for new technologies and equipment, and implementing standardized systems and processes;
•
optimize asset portfolio and identify growth opportunities;
•
expanding our proven and probable reserves, mineral resources and production capacity at our properties;
•
advancing the development and ramp up of the Keno Hill mine to profitability;
•
seeking opportunities to acquire and invest in mining and exploration properties and companies;
•
advancing permitting of the Libby Exploration project in Montana (50 miles from Lucky Friday);
•
enhance ESG performance and risk management systems;
•
build high-performing teams and strengthen organizational capabilities; and
•
maintaining and investing in exploration and pre-development projects in the vicinities of mining districts and projects we believe to be under-explored and under-invested: Greens Creek on Alaska's Admiralty Island located near Juneau; North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; our projects located in two districts in Nevada; our projects in the Keno Hill mining district in the Yukon Territory, Canada; northwestern Montana; and the Republic Mining District in Washington state.

Metals Prices

Our operating results are substantially dependent upon the prices of silver, gold, lead and zinc, which can fluctuate widely. The volatility of such prices is illustrated in the following table, which sets forth our average realized prices and the high, low and average daily closing market prices for silver, gold, lead, zinc and copper over the last three years. The sources for the market prices are the London Market Fixing prices from the London Bullion Market Association for silver and gold and the Cash Official prices from the London Metals Exchange for lead, zinc and copper.

	2024	2023	2022
Silver (per oz.):
Realized average	$28.58	$23.33	$21.53
Market average	$28.24	$23.39	$21.75
Market high	$34.51	$26.03	$26.36
Market low	$22.09	$20.09	$17.81
Gold (per oz.):
Realized average	$2,403	$1,939	$1,803
Market average	$2,387	$1,943	$1,801
Market high	$2,778	$2,049	$2,053
Market low	$1,985	$1,811	$1,622
Lead (per lb.):
Realized average	$0.97	$1.03	$1.01
Market average	$0.94	$0.97	$0.98
Market high	$1.04	$1.06	$1.15
Market low	$0.86	$0.90	$0.80
Zinc (per lb.):
Realized average	$1.37	$1.35	$1.41
Market average	$1.26	$1.20	$1.58
Market high	$1.47	$1.59	$2.05
Market low	$1.04	$1.01	$1.23
Copper (per lb.):
Realized average	$4.20	NA	NA
Market average	$4.15	NA	NA
Market high	$4.90	NA	NA
Market low	$3.66	NA	NA

The prices of the metals we produce are affected by numerous factors beyond our control. See Item 1A. Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us for information on a number of the factors that can impact prices of the metals we produce. Our 2024 realized average prices for all metals we sold, except lead, were higher compared to 2023. In 2023, realized average prices for all metals we sold, except zinc, were higher compared to 2022. We are unable to predict fluctuations in prices for metals and have limited control over the timing of our concentrate shipments which also impacts our realized prices. However, we utilize financially-settled forward contracts for the metals we produce with the objective of managing the exposure to changes in prices of those metals contained in our concentrate shipments between the time of sale and final settlement. In addition, at times we utilize a similar program to manage the exposure to changes in prices of zinc and lead contained in our forecasted future concentrate shipments. See Note 10 of Notes to Consolidated Financial Statements for more information on our base and precious metal forward contract programs.

A comprehensive discussion of our financial results for the years ended December 31, 2024, 2023 and 2022, individual operation performance and other significant items can be found in Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

Products and Segments

Our segments are differentiated by geographic region located in North America. We produce silver, zinc, and precious metals flotation concentrates at Greens Creek and silver and zinc flotation concentrates at Lucky Friday, each of which we sell to custom smelters and metal traders. The flotation concentrates produced at Greens Creek and Lucky Friday contain payable silver, zinc and lead, and at Greens Creek they also contain payable gold and at times copper. At Greens Creek, we also produce gravity concentrate containing payable silver, gold and lead. Unrefined bullion (doré) is produced from the gravity concentrate by a third-party processor, and shipped to a refiner before sale of the metals to precious metal traders. Keno Hill is currently in ramp-up and producing silver and precious metal flotation concentrates, but at less than what we consider to be commercial production levels. We also produce unrefined gold and silver bullion bars (doré) and loaded carbon and precipitates at Casa Berardi, which are shipped to refiners before sale of the metals to precious metal traders. At times, we sell loaded carbon and precipitates directly to refiners. Payable metals are those included in our products which we are paid for by smelters, metal traders and refiners. Our segments as of December 31, 2024 included:

•
Greens Creek located on Admiralty Island, near Juneau, Alaska - 100% owned and has been in production since 1989.

•
Lucky Friday located in northern Idaho - 100% owned and has been a producing mine for us since 1958.

•
Keno Hill located in the Keno Hill Silver District in Canada's Yukon Territory - 100% owned and was acquired as part of our acquisition of Alexco in September 2022. Production ramp-up commenced in June 2023.

•
Casa Berardi located in the Abitibi region of northwestern Quebec, Canada - 100% owned and has been in production since late 2006.

Effective January 2024, we revised our internal reporting provided to our Chief Operating Decision Maker, who is our President and Chief Executive Officer to no longer include any financial performance information for our Nevada assets ("Nevada"), reflecting the current status of Nevada being on care and maintenance. General corporate activities not associated with operating mines and their various exploration activities, idle properties and environmental remediation services in the Yukon, Canada, and the previously separately reported Nevada assets are presented as “Other". The presentation of the prior period information discussed in Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, and Consolidated Financial Statements and Notes has been revised to reflect this change.

The contributions to our total metals sales by our significant operations in 2024 were 46.4% from Greens Creek, 23.1% from Casa Berardi, 22.3% from Lucky Friday and 8.2% from Keno Hill.

Governmental Regulation

The following is a summary of governmental regulation compliance areas which we believe are significant to our business and may have a material effect on our consolidated financial statements, earnings and/or competitive position.

Health and Safety

We are subject to the regulations of the Mine Safety and Health Administration (“MSHA”) in the United States, the Commission of Labor Standards, Pay Equity and Occupational Health and Safety in Quebec, Workers' Safety and Compensation Board in the Yukon and the Mexico Ministry of Economy and Mining, and work with these agencies to address issues outlined in any investigations and inspections and continue to evaluate our safety practices. We strive to achieve excellent mine safety and health performance, and attempt to implement reasonable best practices with respect to mine safety and emergency preparedness. Achieving and maintaining compliance with regulations is challenging and may increase our operating costs. See Human Capital - Health and Safety below and Item 1A. Risk Factors – We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law.

Environmental

Our operations are subject to various environmental laws and regulations at the federal and state/provincial/territorial level. Compliance with environmental regulations, and litigation based on environmental laws and regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities. For example, since acquiring the Keno Hill mine in September 2022, the site has experienced permit exceedances involving the quality of water discharged into the environment. We are working to assess and improve the existing infrastructure and the environmental management system that was put in place by the previous owners. As part of this process, we have submitted plans to the Yukon Department of Energy, Mines and Resources to upgrade the water treatment plant at the Bermingham mine within our Keno Hill operations and in the interim have made other upgrades to water treatment at the site. See Note 16 of Notes to Consolidated Financial Statements.

Keno Hill is located at a site in the Yukon Territory where extensive historical mining activity occurred. The mining claims and rights that comprise our Keno Hill mine are owned by two of our indirect, wholly-owned subsidiaries, Alexco Keno Hill Mining Company and Elsa Reclamation & Development Company Ltd. (“ERDC”). ERDC and Alexco are parties to the Amended and Restated Subsidiary Agreement (“ARSA”) dated July 18, 2013, among them and Her Majesty the Queen in right of Canada (“Canada”) which addresses the pre-existing environmental condition and the environmental care and maintenance and reclamation of the historical Keno Hill site. Under the ARSA and related documents, ERDC, as a paid contractor for the Yukon Government, is responsible for the development and eventual implementation of the district wide reclamation and closure plan (“Reclamation Plan”) which addresses the historic environmental liabilities of the district from past mining activities pre-dating Hecla’s (and Alexco's) acquisition of the Keno Hill project, as well as for carrying out care and maintenance at various locations within the historical Keno Hill site until the Reclamation Plan is implemented. Hecla’s predecessor, Alexco, previously deposited CDN$10 million in a trust which funds ERDC’s maximum contribution toward implementing the Reclamation Plan, and agreed to a 1.5% net smelter royalty capped at CAD$4 million, of which approximately CAD$2.8 million has been paid or accrued for as of December 31, 2024. ERDC receives agreed-to commercial contractor rates when retained by Canada to provide environmental services in the historical Keno Hill site outside the scope of care and maintenance and closure and reclamation planning under the ARSA (in the latter case, for which ERDC receives an annual fee of CAD$900,000 from Canada, adjustable for material changes in scope). The potential liabilities associated with the pre-existing environmental conditions at Keno Hill are indemnified by Canada under the terms and conditions of the ARSA, subject to the requirement for ERDC to develop, permit, and implement the Reclamation Plan, or if Hecla and Canada agree to transfer portions of the historic area to active mining operations within the Keno Hill unit, then such indemnification ceases to the extent of such transferred area. Completing the Reclamation Plan is expected to take approximately 5 more years and is currently estimated to cost approximately CAD$348 million over that time, for which we expect ERDC to be reimbursed for all material costs incurred. However, we are at risk for any variance in timing between expending funds by ERDC and reimbursement by Canada, as well as for any disputed or otherwise non-reimbursed costs (for example if ERDC were to act outside of the scope of the ARSA). In addition, ERDC is responsible for sharing with Canada (i) under certain circumstances, care and maintenance costs pending implementation of the Reclamation Plan, (ii) detailed design and engineering costs to support the Reclamation Plan and (iii) under certain circumstances, post active reclamation costs (i.e. in the event Hecla has brought a historical area with pre-existing environmental conditions into active operations at the Keno Hill unit), which, in each case and in the aggregate, we do not anticipate will have a material impact on our financial results as a whole.

Mine closure and reclamation regulations impose substantial costs on our operations and include requirements that we provide financial assurance supporting those obligations. We currently have $213.6 million of financial assurances, primarily in the form of surety bonds, for reclamation company-wide. We anticipate approximately $7.3 million in expenditures in 2025 for environmental permit compliance and idle property management. We also plan to invest approximately $3.5 million for on-going reclamation work at the former Troy Mine in Montana. The projected remaining cost for reclamation at the site is included in our accrued reclamation and closure costs liability. See Item 1A. Risk Factors – We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law; Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations; Compliance with environmental regulations, and litigation based on such regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities; Mine closure and reclamation obligations impose substantial costs on our operations; Our environmental and asset retirement obligations may exceed the provisions we have made; and New federal and state laws, regulations and initiatives could impact our operations.

Licenses, Permits and Claims/Concessions

We are required to obtain various licenses and permits to operate our mines and conduct exploration and reclamation activities. See Item 1A. Risk Factors – We are required to obtain governmental permits and other approvals in order to conduct mining operations. We can only engage in exploration at our exploration sites such as the Hollister and Hatter Graben (Nevada) and Libby Exploration (Montana) projects if we are successful in obtaining necessary permits. Similarly, mining at our planned open pits at Casa Berardi requires permits we have not yet received. At the Libby Exploration project (formerly known as Montanore), in February 2022, we submitted a new Plan of Operations to the United States Forest Service limited to underground exploration and evaluation activities that is currently under an Environmental Assessment review (“EA”) under the National Environmental Policy Act (“NEPA”). Upon successful completion of the EA process, and if subsequent data collection and analysis activities suggest development of a mine is feasible, then it is anticipated that a new Plan of Operations for the construction and development of a mine at the Libby Exploration site would be submitted for approval. See Item 1A. Risk Factors – We are required to obtain governmental permits and other approvals in order to conduct mining operations and Legal challenges could prevent our projects in Montana from ever being developed.

In addition, our operations and exploration activities in Canada are conducted pursuant to claims granted by the host government, and are subject to claims renewal and minimum work commitment requirements, which are subject to certain political risks associated with foreign operations. See Item 1A. Risk Factors – Our foreign activities are subject to additional inherent risks, Our operations and properties in Canada expose us to additional political risks and Certain of our mines and exploration properties are located on land that is or may become subject to traditional territory, title claims and/or claims of cultural significance, and such claims and the attendant obligations of the federal government to those tribal communities and stakeholders may affect our current and future operations.

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

Physical Assets

Our business is capital intensive and requires ongoing capital investment for the replacement, modernization and expansion of equipment and facilities and to develop new mineral reserves. At December 31, 2024, the book value of our properties, plants, equipment and mine development, net of accumulated depreciation, was approximately $2.7 billion. For more information see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. We maintain insurance policies against property loss and business interruption. However, such insurance contains exclusions and limitations on coverage, and there can be no assurance that claims would be paid under such insurance policies in connection with a particular event. When we do experience insurable losses – such as with the fire at the Lucky Friday in August and September of 2023 – it can take a long period of time before we receive any or all insurance proceeds. See Item 1A. Risk Factors – Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Human Capital

As of December 31, 2024, we had approximately 1,830 employees, of which approximately 1,070 were employed in the United States, 750 in Canada, and 10 in Mexico. The vast majority of our employees are full-time. Approximately 260 of our employees at the Lucky Friday were covered by a collective bargaining agreement.

The attraction, development and retention of people is critical to delivering our business strategy. Key areas of focus for us include:

Health and Safety

The safety and health of our employees is of paramount importance. Our goal is to achieve world-class safety and health performance by promoting a deeply rooted value-based culture of safety and utilizing technology and innovation to continually improve the safety at our operations. We know that employees' and contractors' safety awareness is fundamental to making our workplace as safe as possible. Therefore, we invest in training and workforce development programs that focus on safety first. All employees and contractors receive training that complies with or exceeds the applicable safety and health regulations as set by the governing body in the jurisdiction in which each operation is located. As part of our commitment to safety, we track a variety of safety performance indicators, including injuries, near misses, observations, and equipment damages. Our goal is to reduce safety incidents. Our All Injury Frequency Rate (“AIFR”) is calculated as the number of incidents in the period multiplied by 200,000 hours and divided by the number of hours worked in the period. Company-wide, our AIFR was 1.86 for 2024.

Compensation and Benefits

We are among the largest private-sector employers in the communities in which we operate providing a compensation and benefits package that attracts, motivates, and retains employees. In addition to competitive base wages, and incentive compensation, we offer retirement benefits, health insurance plans and paid time off.

Retention and Employee Development

We are committed to hiring talented people, developing effective leaders, providing an inclusive workplace and retaining a large portion of the workforce for long periods of time. The mining workforce of the future, like most industries, will see a continual change in the jobs and skill sets required as we adopt new technologies and make our workplace safer and more efficient. We are also committed to helping employees update their skills. For example, in conjunction with a trade school in Val-d’Or, Quebec, the leadership at our Casa Berardi mine has developed a customized training program for new and existing supervisors to develop their skills in the areas of leadership, communications, roles and responsibilities, and health and safety. In addition, we have long supported the Pathways to Mining Careers program, a career training partnership with the University of Alaska Southeast in Juneau. We also offer a reimbursement program to assist with educational expenses for employees who are interested in furthering their education. Advanced education can improve job performance and increase advancement opportunities for the employee, while providing flexibility to our company by increasing the employee’s knowledge base and skill set.

Annual employee surveys are conducted to gauge employee concerns and morale. The results of the surveys, and any responsive measures, are shared with our Board of Directors. Strategic talent reviews and succession planning reviews are conducted periodically across all business areas, and our training programs are adapted accordingly. The Chief Executive Officer (“CEO”), senior level company leadership and the Board of Directors periodically review our top talent. Creating more opportunities for women and indigenous people are among our priorities for employee development. We also strive to maintain an inclusive workplace and provide periodic training to employees to help meet that goal. Our employees are required to abide by our Code of Conduct, which is provided to employees upon being hired and thereafter annually, and is available on our website, to promote the conduct of our business in a consistently legal and ethical manner. Among other provisions, the Code of Conduct reflects our policy and practice not to discriminate against any employee because of race, color, religion, national origin, sex, sexual orientation, gender identity or expression, age, or physical or other disability. We expect our leaders to set the example by being positive role models and good mentors for our employees.

Our Senior Vice President - Chief Administrative Officer is responsible for developing and executing our human capital strategy. The position is an executive-level position to reflect the priority we place on utilizing our human capital resources to meet our business strategy.

Available Information

Hecla Mining Company is a Delaware corporation. Our current holding company structure dates from the incorporation of Hecla Mining Company in 2006 and the renaming of our subsidiary (previously Hecla Mining Company) as Hecla Limited. Our principal executive offices are located at 6500 N. Mineral Drive, Suite 200, Coeur d’Alene, Idaho 83815-9408. Our telephone number is (208) 769-4100. Our web site address is www.hecla.com. Information on our web site is not incorporated into this Annual Report on Form 10-K. We file our annual, quarterly and current reports and any amendments to these reports with the SEC, copies of which are available on our website or from the SEC free of charge (www.sec.gov). Our restated certificate of incorporation, bylaws, charters of our audit, compensation, and governance and social responsibility committees, as well as our Code of Ethics for the Chief Executive Officer and Senior Financial Officers and our Code of Conduct, are also available on our website. In addition, any amendments to our Code of Ethics or waivers granted to our directors and executive officers will be posted on our website. Each of these documents may be periodically revised, so you are encouraged to visit our website for any updated terms. We will provide copies of these materials to stockholders upon request using the above-listed contact information, directed to the attention of Investor Relations, or via e-mail request sent to hmc-info@hecla.com.

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

Our revenue is derived primarily from the sale of concentrates and doré containing silver, gold, lead, zinc and copper and, as a result, our earnings are directly related to the prices of these metals. Silver, gold, lead, zinc and copper prices fluctuate widely and are affected by numerous factors, including:

•
speculative activities;

•
relative exchange rates of the U.S. dollar;

•
global and regional demand and production;

•
political instability;

•
inflation, recession or increased or reduced economic activity; and

•
other political, regulatory and economic conditions.

These factors are largely beyond our control and are difficult to predict. If the market prices for these metals fall below our production or development costs for a sustained period of time, we will experience losses and may have to discontinue exploration, development or operations, and we may also incur asset write-downs at one or more of our properties. See Item 1. Business - Introduction for information on the average, high, and low daily closing prices for silver, gold, lead, zinc and copper for the last three years. On February 7, 2025, the closing prices for silver, gold, lead, zinc and copper were $31.78 per ounce, $2,860.10 per ounce, $0.90 per pound, $1.28 per pound, and$ 4.16 per pound, respectively.

An extended decline in metals prices, an increase in operating or capital costs or treatment charges, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations.

When events or changes in circumstances indicate the carrying value of our long-lived assets may not be recoverable, (a "triggering event") we review the recoverability of the carrying value by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment must be recognized when the carrying value of the asset exceeds these cash flows. Recognizing impairment write-downs could negatively impact our results of operations. Metals price estimates are a key component used in the evaluation of the carrying values of our assets, as the evaluation involves comparing carrying values to the probability weighted estimated undiscounted cash flows resulting from operating plans using various metals price scenarios. Our estimates of undiscounted cash flows for our long-lived assets also include an estimate of the market value of the resources and exploration targets beyond the current operating plans.

We determined no impairments was required for a triggering event identified during 2024. For more discussion, see the below risk factors, “We may not realize all of the anticipated benefits from our acquisitions, including our 2022 acquisition of Alexco" and “Issues we have faced at certain segments could require us to write-down the carrying value of associated long-lived assets. We could face similar issues at our other operations. Such write-downs may adversely affect our results of operations and financial condition.” If the prices of the metals we produce decline for an extended period of time, if we fail to control production or capital costs, if regulatory issues increase costs or decrease production, or if we do not realize the mineable mineral reserves, resources or exploration targets at our mining properties, we may be required to recognize asset write-downs in the future. In addition, the perceived market value of the resources and exploration targets of our properties is dependent upon prevailing metals prices as well as our ability to discover economic ore. A decline in metals prices for an extended period of time or our inability to convert resources or exploration targets to reserves could significantly reduce our estimates of the value of the resources or exploration targets at our properties and result in asset write-downs.

We have a substantial amount of debt that could impair our financial health and prevent us from fulfilling our obligations under our existing and future indebtedness.

As of December 31, 2024, we had total indebtedness of approximately $558.7 million, primarily in the form of our Senior Notes and borrowings under our amended revolving credit agreement. Our level of debt, debt service obligations and covenant requirements may have adverse effects on our business, financial condition, cash flows or results of operations, including:

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

We and our subsidiaries may incur substantial additional indebtedness in the future. Although the indenture governing our Senior Notes contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of additional indebtedness that could be incurred in compliance with these restrictions could be substantial. In May 2024, we entered into an amended revolving credit agreement (the "Credit Agreement") which increased borrowing capacity to $225 million. Like the indenture, the credit agreement governing the revolving credit facility also has restrictions on the incurrence of additional indebtedness but with a number of significant qualifications and exceptions. If new debt is added to our and our subsidiaries’ existing debt levels, the risks associated with such debt that we currently face would increase. In addition, the indenture governing the Senior Notes does not prevent us from incurring additional indebtedness under the indenture.

We have had losses that could reoccur in the future.

We have experienced volatility in our net income (loss) reported in the last three years, as shown in our Consolidated Statement of Operations and Comprehensive Income (Loss), including net income of $35.8 million in 2024, net losses of $84.2 million and $37.3 million in 2023 and 2022, respectively. A comparison of operating results over the past three years can be found in Results of Operations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We periodically engage in risk management activities to manage the exposure to changes in prices of silver, gold, lead and zinc contained in our concentrate shipments between the time of sale and final settlement and manage the exposure to changes in the prices of lead and zinc contained in our forecasted future shipments. Such activities are utilized in an attempt to partially insulate our operating results from changes in prices for those metals. However, such activities may prevent us from realizing revenues in the event that the market price of a metal exceeds the price stated in a forward contract, and may also result in significant mark-to-market fair value adjustments, which may have a material adverse impact on our reported financial results. In addition, we are exposed to credit risk with our counterparties, and we may experience losses if a counterparty fails to purchase under a contract when the contract price exceeds the spot price of a commodity.

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

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Otherwise, a valuation allowance is applied against deferred tax assets, reducing the value of such assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted income from operations and the application of existing tax laws in each jurisdiction. Metal prices, reserves, production and cost estimates are key components to determine the expected future benefit of our deferred tax assets. To the extent that future taxable income differs significantly from estimates as a result of a decline in metals prices or other factors, our ability to realize the deferred tax assets could be impacted. Additionally, significant future issuances of common stock or common stock equivalents, or changes in the direct or indirect ownership of our common stock or common stock equivalents, could limit our ability to utilize our net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. Future changes in tax law or changes in ownership structure could limit our ability to utilize our recorded tax assets. Our deferred tax assets as of December 31, 2024 were $252.7 million, net of $115.1 million in valuation allowances. See Note 7 of Notes to Consolidated Financial Statements for further discussion of our deferred tax assets.

Returns for investments in pension plans and pension plan funding requirements are uncertain.

We maintain defined benefit pension plans for most U.S. employees, which provide for defined benefit payments after retirement for those employees. Canadian and Mexican employees participate in public retirement systems for those countries and are not eligible to participate in the defined benefit pension plans that we maintain for U.S. employees. The ability of the pension plans maintained for U.S. employees to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. In addition, we have a supplemental excess retirement plan which was funded as of December 31, 2024. A sustained period of low returns or losses on investments, or future benefit obligations that exceed our estimates, could require us to fund the pension plans to a greater extent than anticipated. See Note 6 of Notes to Consolidated Financial Statements for more information on our pension plans.

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

Such events can temporarily slow or halt operations due to physical damage to assets, unavailability of power, reduced worker productivity for safety protocols on site related to extreme weather events, and difficulties transporting workers, materials or supplies to or from sites. Additional financial impacts could include increased capital or operating costs to (i) increase water storage and treatment capacity, (ii) obtain or develop maintenance and monitoring technologies, (iii) increase resiliency of facilities and (iv) establish supplier climate resiliency and contingency plans. The occurrence of weather and climate events have in the past and could in the future cause us to incur unplanned costs, which may be material, to address or prevent resulting damage. See the below Risk Factors “We may be subject to a number of unanticipated risks related to inadequate infrastructure” and “Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance."

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

Production may be reduced below our historical or estimated levels for many reasons, including, but not limited to, mining accidents; unfavorable ground or shaft conditions; extreme weather events; fire, influx of water or other insured and uninsured events; work stoppages or slow-downs; lower than expected ore grades; cybersecurity attacks; unexpected regulatory actions; if the metallurgical characteristics of ore are less economic than anticipated; or because our equipment or facilities fail to operate properly or as expected. Our mines are subject to risks relating to ground instability, including, but not limited to, pit wall failure, crown pillar collapse, seismic events, backfill and stope failure or the breach or failure of a tailings or other impoundment. Both the Lucky Friday and Casa Berardi mines have a history of ground instability underground and related incidents which in the past have resulted in loss of production at these facilities and some of the other effects described below. The occurrence of an event such as those described above could result in loss of life or temporary or permanent cessation of operations, any of which could have a material adverse effect on our financial condition and results of operations. Other closures or impacts on operations or production may occur at any of our mines at any time, whether related to accidents, changes in conditions, changes to regulatory policy, or as precautionary measures. See “Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations. Compliance with environmental regulations, and litigation based on such regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities.”

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

At the Lucky Friday mine we are mining ever deeper deposits and have been utilizing our patented Underhand Closed Bench (“UCB”) mining method. See Item 2. Properties - Lucky Friday for a description of the UCB method. We started testing the UCB method in 2020 and it was used for approximately 86%, 87% and 88% of the tons mined at Lucky Friday in 2024, 2023 and 2022, respectively. The UCB method has not been used at other mines. Although we believe the testing has resulted in better management of the Lucky Friday mine’s seismicity, which increases as we mine deeper, we cannot predict unknown hazards that the UCB method or our deeper mining activities might cause.

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

•
rock bursts, ground falls, pit wall failures, or tailings or other impoundment breaches or failures;

•
seismic activity;

•
shaft failure;

•
road and bridge failures;

•
underground floods or fires (such as we experienced in August 2023 when there was a fire deep within the #2 shaft at our Lucky Friday unit which caused production there to stop for approximately 5 months, before production resumed in January 2024);

•
unanticipated hydrologic conditions, including lack of precipitation, flooding, rapid snow melt and associated runoff, and periodic interruptions due to inclement or hazardous weather conditions;

•
civil unrest or terrorism;

•
cybersecurity attacks;

•
changes in interpretation or enforcement of regulatory and permitting requirements;

•
industrial accidents;

•
disruption, damage or failure of power, technology or other systems related to operation of equipment and other aspects of our mine operations;

•
labor disputes or strikes; and

•
tailing ponds and other impoundments and dams which in the past have failed and could again fail or leak as a result of design or construction flaws, seismic activity, unusual weather or for other reasons.

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

We maintain insurance to protect against losses that may result from some of these risks, such as property loss and business interruption, in amounts we believe to be reasonably consistent with our historical experience, industry practice and circumstances surrounding each identified risk. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability, political risk and seismic events. We cannot assure you that claims would be paid under such insurance policies in connection with a particular event. Insurance specific to environmental risks is generally either unavailable or, we believe, cost prohibitive, and we therefore we maintain limited environmental insurance. Occurrence of events for which we are not insured may have an adverse effect on our business.

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
current and potential tariffs;

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
current and future tariffs;

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

If the prices of metals that we produce decline substantially below the levels used to calculate reserves for an extended period, we could experience:

•
delays in new project development;

•
net losses;

•
reduced cash flow;

•
reductions in reserves and resources;

•
write-downs of asset values;

•
temporary suspension of mining activities; and

•
mine closure.

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

For the fiscal year ended December 31, 2024, our three largest customers accounted for approximately 28%, 19% and 17%, respectively, of our total revenues. Given our operations produce unique qualities of concentrates, which a limited number of smelters can process effectively, we enter into long-term benchmark contracts for a majority of our total concentrates production. We expose lesser portions of our concentrates production to spot market sales to metal traders to benefit from favorable spot market sales terms from time to time. Our results of operations, financial condition and cash flows could be materially adversely affected if one or more of our long-term customers were to decide to interrupt or curtail their activities, terminate their contracts with us or fail to renew existing contracts. Additionally, if spot market conditions deteriorate rapidly, we could have difficulty selling a portion of our concentrates, and metal traders could refuse to perform under existing contracts, which could also result in materially adverse effects on our results of operations, financial conditions and cash flows. See Note 4 of Notes to Consolidated Financial Statements for more information on the distribution of our sales and our significant customers.

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

We currently have operations in Canada (and limited activities in Mexico), and we expect to continue to conduct operations there and possibly other international locations in the future. Because we conduct operations internationally, we are subject to political, social, legal and economic risks such as:

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

Our properties in Canada may be of particular interest or sensitivity to one or more interest groups, including aboriginal groups (which are generally referred to as “First Nations”). We have mineral projects in Quebec, the Yukon and British Columbia that are or may be in areas with a First Nations presence. The nature and extent of First Nation rights and title remains the subject of active debate, claims and litigation in Canada. Intergovernmental relations between First Nation authorities and federal, provincial and territorial authorities are evolving. It is our practice to work closely with and consult with First Nations in areas in which our projects are located or which could be impacted by our activities. However, it is possible that our permitting activities, profitable production, exploration or development activities on our Canadian properties could be delayed, interrupted or otherwise adversely affected in the future by political uncertainty, native land claims entitlements, expropriations of property, financial arrangements, changes in applicable law, governmental policies and policies of relevant interest groups, including those of First Nations. Any changes in law or relations or shifts in political conditions may be beyond our control, or we may enter into agreements with First Nations, all of which may adversely affect our business and operations and if significant, may result in the impairment or loss of mineral concessions or other mineral rights, or may make it impossible to continue our mineral production, exploration or development activities in the applicable area, any of which could have an adverse effect on our financial condition and results of operations.

Certain of our mines and exploration properties are located on land that is or may become subject to traditional territory, title claims and/or claims of cultural significance, and such claims and the attendant obligations of the federal government to those tribal communities and stakeholders may affect our current and future operations.

Indigenous interests and rights as well as related consultation issues may impact our ability to pursue exploration, development and mining at certain of our properties in Nevada, Montana, Alaska, British Columbia, the Yukon and Quebec. There is no assurance that claims or other assertion of rights by tribal communities and stakeholders or consultation issues will not arise on or with respect to our properties or activities. These could result in significant costs and delays or materially restrict our activities. Opposition by tribal communities and stakeholders to our presence, operations or development on land subject to their traditional territory or title claims or in areas of cultural significance could negatively impact us in terms of permitting delay, public perception, costly legal proceedings, potential blockades or other interference by third parties in our operations, or court-ordered relief impacting our operations. In addition, we may be required to, or may voluntarily, enter into certain agreements with such tribal communities in order to facilitate development of our properties, which could reduce the expected earnings or income from any future production. For example, although our Keno Hill subsidiary is a party to a Cooperation and Benefits Agreement with the First Nation of Na-Cho Nyäk Dun (“FNNND”), in whose traditional territory Keno Hill is located, the agreement does not address wealth sharing, and instead the parties have deferred such discussions. We expect in the future the parties will negotiate the wealth sharing requirement of the agreement, and thus Keno Hill will likely make future and ongoing payments to the FNNND.

In June 2024, in the aftermath of the Victoria Gold Eagle Mine heap leach pad failure in the Yukon, Canada, the Yukon Government (“YG”) and the FNNND was focused on response and cleanup activities required as a result of the incident. As a result, we experienced and continue to experience delays on permitting matters at our Keno Hill mine which, although not a heap leach operation, is located not far from the Eagle Mine (the YG is obligated to consult with FNNND on permitting matters). These delays could have an adverse impact on our Keno Hill operations and will delay reaching increased production levels at the mine. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Keno Hill.

We may be subject to a number of unanticipated risks related to inadequate infrastructure.

Mining, processing, development, exploration and other activities depend on adequate infrastructure. Reliable roads, bridges, ports, power sources, internet access and water supply are important to our operations, and their availability and condition affect capital and operating costs. Unusual, infrequent or extreme weather phenomena, sabotage, amount or complexity of required investment, or other interference in the maintenance or provision of such infrastructure, or government intervention, could adversely affect our mining operations. For example, Yukon Energy, the provider of electricity to Keno Hill, recently experienced a turbine failure at its hydroelectric plant in Whitehorse. That failure, combined with cold temperatures in the Yukon, has caused Yukon Energy to reduce power to Keno Hill, which does not have sufficient backup generation capacity to fully power the mine and the mill. As a result, on several occasions in late 2024 and early 2025, Keno Hill has had insufficient power to run the mine and the mill. Although such power disruptions have not yet had a material impact on Keno Hill’s operations, we expect that power interruptions will continue throughout the cold weather months of 2025 until the turbine is repaired by Yukon Energy (currently expected in summer 2025), and such interruptions could have a material adverse impact on the financial condition of and results of operations at Keno Hill.

We face inherent risks in acquisitions of other mining companies or properties that may adversely impact our growth strategy.

We actively evaluate opportunities to expand our mineral reserves and resources by acquiring other mining companies or properties. Although we are pursuing opportunities that we feel are in the best interest of our stockholders, these pursuits are costly and distracting.

There is a limited supply of desirable mineral properties available in the United States and in foreign countries where we would consider conducting exploration and/or production activities. For those that exist, we face strong competition from other mining companies, many of which have greater financial resources than we do. Therefore, we may be unable to acquire attractive companies or mining properties on terms that we consider acceptable.

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

We identified a triggering event at Casa Berardi due to the operation's gross loss for the year ended December 31, 2024. Although we concluded the carrying value assessment indicated no impairment at the time the analysis was undertaken, each analysis was, and any future analysis will be, based on estimates, judgments and assumptions which may turn out to be incorrect or inaccurate. Though production remains suspended at our Nevada assets, we did not identify a triggering event for our Nevada long-lived assets in 2024, as our budgeted exploration program for 2025 has significantly increased compared to the level of exploration expenditures incurred in 2024.

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

At Nevada, mine production at Fire Creek continued through the first half of 2021, and was then suspended as we continue studies of hydrology, mining and milling. Revenues exceeded total capital and production costs in 2020 and 2021. However, we anticipate incurring care-and-maintenance costs in the future unless and until we have enough exploration success and development to resume mining operations. In September 2022, we completed the acquisition of Alexco and gained ownership of the Keno Hill project in the Yukon Territory, Canada. Although we produced silver at that mine in 2024, permitting and other delays and the lack of energy provided by Yukon Energy have prevented us from reaching anticipated production levels, which we estimate as 130,000 ounces during 2024. Further, the mine has required capital expenditures higher than we anticipated. As a result of the foregoing factors and their economic impacts, it is possible that we may have to suspend production and other operations at Keno Hill and place Keno Hill on care and maintenance until such time as conditions improve sufficiently to allow us to approach or reach profitability at the site. See the risk factors above, “An extended decline in metals prices, an increase in operating or capital costs or treatment charges, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations,” “Certain of our mines and exploration properties are located on land that is or may become subject to traditional territory, title claims and/or claims of cultural significance, and such claims and the attendant obligations of the federal government to those tribal communities and stakeholders may affect our current and future operations,” "We may be subject to a number of unanticipated risks related to inadequate infrastructure" and “Issues we have faced at certain segments could require us to write-down the associated long-lived assets. We could face similar issues at our other operations. Such write-downs may adversely affect our results of operations and financial condition.”

The properties we may acquire may not produce as expected, and we may be unable to determine reserve potential, identify liabilities associated with the acquired properties or obtain protection from sellers against such liabilities.

The properties we acquire in any acquisition, including Keno Hill, may not produce as expected, may be in an unexpected condition and we may be subject to increased costs and liabilities, including environmental liabilities. Although we review properties prior to acquisition in a manner consistent with industry practices, such reviews are not capable of identifying all existing or potential adverse conditions. Generally, it is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems or permit a buyer to become sufficiently familiar with the properties to fully assess their condition, any deficiencies, and development potential. See the risk factors above, “We may not realize all of the anticipated benefits from our acquisitions, including our 2022 acquisition of Alexco,” “Certain of our mines and exploration properties are located on land that is or may become subject to traditional territory, title claims and/or claims of cultural significance, and such claims and the attendant obligations of the federal government to those tribal communities and stakeholders may affect our current and future operations” and “An extended decline in metals prices, an increase in operating or capital costs or treatment charges, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations.”

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

In addition, each of Greens Creek, Casa Berardi and Keno Hill are in remote locations. Greens Creek operates on an island and is substantially dependent on various forms of marine transportation for the transportation of employees and materials to the mine and for the export of its products from the mine. Further, Keno Hill requires its employees to fly in to its remote location. Casa Berardi can only be accessed by a long motor vehicle ride over a gravel road. Any disruption to these forms of marine, air and surface transportation could adversely impact mine operations, and possible effects could include suspension of operations.

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

U.S. mines like those at our Lucky Friday, Greens Creek and Nevada assets are inspected at least quarterly by MSHA, which inspections often lead to notices of violation under the Mine Safety and Health Act. Any of our U.S. mines could be subject to a temporary or extended shutdown as a result of a violation alleged by MSHA.

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

Our operations, both in the United States and internationally, are subject to extensive environmental laws and regulations governing wastewater discharges; remediation, restoration and reclamation of environmental contamination; the generation, storage, treatment, transportation and disposal of hazardous substances; solid waste disposal; air emissions; protection of endangered and protected species and designation of critical habitats; mine closures and reclamation; and other related matters. In recent years, each of our Greens Creek, Lucky Friday, Casa Berardi and Keno Hill units have had compliance challenges and alleged violations of the Resource Conservation and Recovery Act (“RCRA”), the Clean Water Act (“CWA”) and similar Yukon regulations, respectively. Compliance challenges remain, and it is possible that we could again experience regulatory actions alleging violations of various environmental laws. For example, in May, 2023, the wall of an impoundment dam storing mixed waste material (i.e. clay, till, and rock, but not tailings or other deleterious materials) stripped during open pit mining at Casa Berardi experienced a slip resulting in the waste material being mobilized downstream. Although this incident has not yet had a material impact on operations, it could in the future, and it has caused us to begin a process that will involve analyzing all embankment structures at Casa Berardi, including their design and construction processes. Such analysis could cause us to implement embankment redesign and supplemental construction actions, which could be costly (with one estimate of $35 million if the extreme option of relocating the escaped material and the impoundment is required or chosen). Although there has been none to date, it is possible that this incident could result in a regulatory action by federal or provincial authorities. Failure to resolve pending or avoid future alleged permit exceedances or other legal violations could have a material negative impact on operations or financial performance.

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

Our U.S. operations are subject to the CWA, which requires permits for certain discharges into waters of the United States. Such permitting has been a frequent subject of litigation and enforcement activity by environmental advocacy groups and the EPA, which has resulted in declines in such permits or extensive delays in receiving them, as well as the imposition of penalties for permit violations. Adverse outcomes in lawsuits challenging permits or failure to comply with applicable regulations or permits could result in the suspension, denial, or revocation of required permits, or the imposition of penalties, any of which could have a material adverse impact on our cash flows, results of operations, or financial condition. See Note 16 of Notes to Consolidated Financial Statements.

Some of the mining wastes from our U.S. mines currently are exempt to a limited extent from the extensive set of EPA regulations governing hazardous waste under RCRA. If the EPA were to repeal this exemption, and designate these mining wastes as hazardous under RCRA, we would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste storage or disposal facilities. In addition, if any of these wastes or other substances we release or cause to be released into the environment cause or has caused contamination in or damage to the environment at a U.S. mining facility, that facility could be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). Under CERCLA, any present owner or operator of a Superfund site or the owner or operator at the time of contamination may be held jointly and severally liable regardless of fault and may be forced to undertake extensive remedial cleanup action or to pay for the cleanup efforts. The owner or operator also may be liable to federal, state and tribal governmental entities for the cost of damages to natural resources, which could be substantial. Additional regulations or requirements also are imposed on our tailings and waste disposal areas in Alaska under the CWA. See Note 16 of Notes to Consolidated Financial Statements.

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

In addition to evolving and expanding environmental regulations providing governmental authorities with the means to make claims against us, private parties have in the past and may in the future bring claims against us based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of prior and current operations (including for exposure to or contamination by lead). Laws in the U.S. such as CERCLA and similar state laws may expose us to joint and several liability or claims for contribution made by the government (state or federal) or private parties. Moreover, exposure to these liabilities arises not only from our existing but also from closed operations, operations sold to third parties, or operations in which we had a leasehold, joint venture, or other interest. Because liability under CERCLA is often alleged on a joint and several basis against any property owner or operator or arranger for the transport of hazardous waste, and because we have been in operation since 1891, our exposure to environmental claims may be greater because of the bankruptcy or dissolution of other mining companies which may have engaged in more significant activities at a mining site than we but which are no longer available for governmental agencies or other claimants to make claims against or obtain judgments from. Similarly, there is also the potential for claims against us based on agreements entered into by certain affiliates and predecessor companies relating to the transfer of businesses or properties, which contained indemnification provisions relating to environmental matters. In each of the types of cases described in this paragraph, the government (federal or state) or private parties could seek to hold us liable for the actions of our subsidiaries or predecessors.

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

We are required by U.S. federal and state laws and regulations and by laws and regulations in the foreign jurisdictions in which we operate to reclaim our mining properties. The specific requirements may change and vary among jurisdictions, but they are similar in that they aim to minimize long term effects of exploration and mining disturbance by requiring the control of possible deleterious effluents and re-establishment to some degree of pre-disturbance land forms and vegetation. In some cases, we are required to provide financial assurances as security for reclamation costs, which may exceed our estimates for such costs. Similarly, our reclamation costs may exceed the financial assurances in place and those assurances may ultimately be unavailable to us. We often satisfy financial assurance requirements by posting surety bonds or cash collateral however, we may be unable to obtain the required surety bonds or may not have the resources to provide cash collateral, and the bonds or collateral may not fully cover the cost of reclamation and any such shortfall could have a material adverse impact on our financial condition. Further, when we use the services of a surety company to provide the required bond for reclamation, the surety companies often require us to post collateral with them. Currently we utilize letters of credit issued under our revolving credit facility as the source of such collateral, and as a result, there are less funds available for us to borrow under the facility for other purposes. In the event that we are unable to obtain necessary bonds or to post sufficient collateral, we may experience a material adverse effect on our operations or financial results. See the risk factors below, “Our existing stockholders are effectively subordinated to the holders of our Senior Notes", “Any downgrade in the credit ratings assigned to us or our debt securities could increase future borrowing costs, adversely affect the availability of new financing and may result in increased collateral requirements under our existing surety bond portfolio,” and “Mine closure and reclamation regulations impose substantial costs on our operations, and include requirements that we provide financial assurance supporting those obligations. These costs could significantly increase, and we might not be able to provide financial assurance.”

The EPA and other state, provincial or federal agencies may also require financial assurance for investigation and remediation actions that are required under settlements of enforcement actions under CERCLA or equivalent state or foreign regulations. Currently there are no financial assurance requirements for active mining operations under CERCLA, and a lawsuit filed by several environmental organizations which sought to require the EPA to adopt financial assurance rules for mining companies with active mining operations was dismissed by a federal court. In the future, financial assurance rules under CERCLA, if adopted, could be financially material and adverse to us. See the risk factors, “Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations. Compliance with environmental regulations, and litigation based on such regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities” and “We are required to obtain governmental permits and other approvals in order to conduct mining operations.”

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

Specific examples of where we face permitting risk include the following:

•
Continued extension of the planned life of mine at Greens Creek will require expansion of the tailings storage facility. In November 2024, the mine received a final record of decision ("ROD") from the United States Forest Service which is projected to extend the life of the dry stack tailings storage facility until at least 2040. The ROD could be subject to litigation from parties who participated in the objection process. Additional federal, state and local permits will also be required before construction of the expanded facility can commence.

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

•
At Keno Hill, new permits or permit modifications will be required for it to reach future projected production necessary for the operation to become profitable. Such modification to existing permits or the requirement for new permits could be a lengthy process, and there can be no assurance we will receive any such modified or new permits. See the risk factors above, “Certain of our mines and exploration properties are located on land that is or may become subject to traditional territory, title claims and/or claims of cultural significance, and such claims and the attendant obligations of the federal government to those tribal communities and stakeholders may affect our current and future operations” and “Legal challenges could prevent our projects in Montana from ever being developed.”

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

There are several ongoing legal disputes in which we are involved, including a putative class action lawsuit filed against us and certain current and former directors and officers involving our Nevada Operations. Further, we have experienced in the past, and could experience in the future, claims regarding environmental damage or compliance, safety conditions or other matters at our mines. The outcomes of these pending and potential claims are uncertain. We may not resolve these claims favorably. Depending on the outcome, these actions could cause adverse financial effects or reputational harm to us. If any of these disputes result in a substantial monetary judgment against us, are settled on terms unfavorable to us, or otherwise impact our operations (such as by limiting our ability to obtain permits or approvals), our financial results or condition could be materially adversely affected. For a description of some of the lawsuits and other claims in which we are involved, see Note 16 of Notes to Consolidated Financial Statements.

Our environmental and asset retirement obligations may exceed the provisions we have made.

We are subject to significant environmental obligations. At December 31, 2024, we had accrued $124.9 million as a provision for environmental and asset retirement obligations. We cannot assure you that we have accurately estimated these obligations, and in the future our accrual could materially change and we could voluntarily incur expenditures in excess of our accrual. Our environmental and asset retirement obligations and voluntary expenditures could have a material adverse impact on our cash flows, results of operations, or financial condition. For information on our potential environmental liabilities and asset retirement obligations, see Note 5 and Note 16 of Notes to Consolidated Financial Statements.

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

A joint final Environmental Impact Statement with respect to the Libby Exploration project in Montana was issued in December 2015 by the USFS and the Montana Department of Environmental Quality (“DEQ”), and each agency issued a Record of Decision (“ROD”) in February 2016 providing approval for development of the Libby project. However, private conservation groups have taken and may in the future take actions to oppose or delay activities at the Libby project. On May 30, 2017, the Montana Federal District Court issued Opinions and Orders in three lawsuits challenging previously granted environmental approvals for the Libby project. The Orders overturned the approvals for the project granted by the USFS and the United States Fish and Wildlife Service (“USFWS”), and in each case remanded the ROD and associated planning documents for further review by the agencies consistent with the Court’s Opinions. In June 2017, the Court vacated the agencies’ approvals for the project. In addition, the Libby project's updated water discharge permit under Montana law was found to be invalid by the Montana Supreme Court in November 2020. As a result, the site is operating under the previously issued permit as authorized by law, while a new permit is pending.

In 2022, our subsidiary withdrew the Plan of Operations for the Libby Exploration project from USFS consideration and submitted a new Plan of Operations proposing only underground exploration and evaluation activities at the site. In conjunction with this narrower scope of activity, the USFS withdrew its previously issued Supplemental Environmental Impact Statement (“SEIS”). The proposed exploration activities are currently undergoing an Environmental Assessment under the National Environmental Policy Act (NEPA).

The proposed development of our Rock Creek site, also located in Montana, has been challenged by several regional and national conservation groups at various times since the USFS issued its initial ROD in 2003 approving Revett Mining Company’s plan of operation (Revett is now our wholly-owned subsidiary, named Hecla Montana, Inc.). In February 2022, our subsidiary withdrew the Plan of Operations for Rock Creek from USFS consideration. Nonetheless, we report inferred mineral resources at Rock Creek below in Item 2. Properties and we expect that should we resume permitting at that project, it would again be met with litigation by non-governmental organizations.

As a result of the legal challenges and other circumstances related to our Montana projects, we are now focused on obtaining the permits necessary to conduct underground exploration and evaluation activities at the Libby Exploration site and are not currently engaged in permitting activities for Rock Creek. Generally speaking, permitting has been delayed and further delays are likely, along with increased costs, and ultimately, we may be prevented from ever fully permitting or exploring or developing a project at either of the two sites.

The titles to some of our properties may be defective or challenged.

Unpatented mining claims constitute a significant portion of our undeveloped property holdings in the United States. For our operations in Canada and Mexico, we hold mining claims, mineral concession titles and mining leases that are obtained and held in accordance with the laws of the respective countries, which provide us the right to exploit and explore the properties. The validity of the claims, concessions and leases could be uncertain and may be contested. Although we have conducted title reviews of our property holdings, title review does not necessarily preclude third parties (including governments) from challenging our title. In accordance with mining industry practice, we do not generally obtain title opinions until we decide to develop a property. Therefore, while we have attempted to acquire satisfactory title to our undeveloped properties, some titles may be defective.

Risks Relating to Our Common Stock and Our Indebtedness

We may be unable to generate sufficient cash to service all of our debt and meet our other ongoing liquidity needs and may be forced to take other actions to satisfy our obligations, which may be unsuccessful.

Our ability to make scheduled payments or to refinance our debt obligations and to fund our planned capital expenditures and other ongoing liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that borrowings will be available to us to pay the principal, premium, if any, and interest on our debt or to fund our other liquidity needs. Throughout a significant portion of 2024, we were in a negative cash position, which means the cash and cash equivalents disclosed on our consolidated balance sheets, was the result of borrowings under our revolving credit facility. Absent price increases for the metals we produce or financing transactions such as asset sales or equity offerings, including under our “at-the-market” ("ATM") equity program, it is likely that we will be in a negative cash position at various time throughout 2025, and we will be dependent on borrowings under our revolving credit facility for our cash and cash equivalents balance on our consolidated balance sheet to be positive. See the below risk factor “The terms of our debt impose restrictions on our operations.” We may need to refinance all or a portion of our debt on or before maturity. We may be unable to refinance any of our debt on commercially reasonable terms or at all.

In addition, we conduct substantially all of our operations through our subsidiaries. Accordingly, repayment of our debt is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Certain of our subsidiaries are not guarantors of our debt and thus do not have any obligation to pay amounts due on our debt or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our debt. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the credit agreement governing our revolving credit facility and the indenture governing our Senior Notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our debt.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments, capital expenditures and exploration efforts or to sell assets, seek additional capital or restructure or refinance our debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture governing our Senior Notes may restrict us from adopting some of these alternatives. Further, these alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, any failure to make payments of interest and principal on our outstanding debt on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional debt.

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

•
fluctuations in proven and probable reserves;

•
factors unrelated to our financial performance or future prospects, such as global economic developments, market perceptions of the attractiveness of particular industries, or the reliability of metals markets;

•
market prices of our publicly traded debt;

•
political and regulatory risk;

•
the success of our exploration, pre-development, and capital programs;

•
ability to meet production and cost estimates;

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

From the fourth quarter of 2011 through and including the fourth quarter of 2024, our Board of Directors has declared a common stock dividend under the policy described above. The declaration and payment of common stock dividends, whether pursuant to the policy or in addition thereto, is at the sole discretion of our Board of Directors, and we cannot assure you that we will continue to declare and pay common stock dividends in the future, and our Board of Directors make revise or revoke the current common stock dividend policy at any time and without advance notice. In addition, the indenture governing our Senior Notes limits our ability to pay dividends.

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

In addition, our revolving credit facility requires us to comply with various covenants, including certain financial ratios, that restrict management’s discretion to operate our business in certain circumstances. For example, these restrictions include limitations that could affect our ability to incur additional indebtedness, place liens or mortgages on our assets, sell assets or release collateral. These restrictions could make it more difficult for us to obtain additional financing or take advantage of business opportunities. Furthermore, a breach of any of these covenants could result in an event of default under the agreement governing our revolving credit facility that, if not cured or waived, could give our lenders the right to terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately. Acceleration of any of our debt could result in cross-defaults under our other debt instruments, including the indenture governing our Senior Notes, as well as certain forward sales contracts which may be outstanding from time to time. Our assets and cash flow may be insufficient to repay borrowings fully under all of our outstanding debt instruments if any of our debt instruments are accelerated upon an event of default, which could force us into bankruptcy or liquidation. In such an event, we may be unable to repay our debt obligations. In addition, in some instances, this would create an event of default under the indenture governing our Senior Notes.

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

Tariffs, other potential changes to tariff and import/export regulations, or trade disputes between the United States and other jurisdictions may have a negative effect on global economic conditions and on our business, financial results and financial condition.

Starting in 2018, and continuing to today, the United States imposed tariffs on certain items imported from certain countries, including China and Canada (as discussed below). In response, a number of markets, including China - where we have in the past and may in the future sell our products - have implemented tariffs on U.S. imports, or have threatened to impose tariffs on U.S. imports or to take other measures in response to these U.S. trade actions. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade and, in particular, trade between China and the United States. Any of these factors could depress economic activity, impact U.S. dollar/foreign currency exchange rates (which we are subject to), restrict our access to customers and have a material adverse effect on our business, financial condition and results of operations. In addition, any actions by foreign markets to implement further trade policy changes, including limiting foreign investment or trade, increasing regulatory scrutiny or taking other actions which impact U.S. companies’ ability to obtain necessary licenses or approvals could negatively impact our business.

In September 2018, in response to tariffs on Chinese goods implemented by the United States, China imposed a 10% tariff on lead concentrates and a 20% tariff on silver concentrates, which we produce and ship to China from time to time. However, tariff exemptions were granted to a number of smelters in China in 2024, 2023 and 2022, and we sold silver concentrates to China representing approximately 20%, 15%, and 19% of our total metals sales for 2024, 2023 and 2022, respectively. These sales were not subject to Chinese tariffs due to the exemptions. While to date the direct impact of tariffs has been immaterial on our sales and treatment charges, they could have an impact on our sales and treatment charges outside of China, and there can be no assurance that the Chinese tariff exemptions will continue.

Since beginning his second term in office on January 20, 2025, President Trump has announced new tariffs on China and Canada, another nation where we sell our products. In response, both countries adopted retaliatory tariffs on goods imported from the U.S. Subsequently, both Canada and the U.S. have delayed the implementation of their respective tariffs. We do not believe that the recently announced Chinese tariffs affect our products, but the situation is fluid and products that we have in the past and may in the future ship to China, could be subject to new tariffs which, absent applicable exemptions, could have a material adverse impact on our business, financial condition and results of operations. Further, any materials that we import to the U.S. from countries subject to tariffs, could become more expensive if subject to a tariff, which could also have a material adverse impact on our business, financial condition and results of operations

Our profitability could be affected by inflation, including the prices of other commodities.

Our profitability is sensitive to cost inflation, including, but not limited to the costs of commodities such as fuel (in particular as used at Greens Creek to generate electricity when hydropower is unavailable, as is the case from time to time, particularly in periods with low precipitation), steel, and cement, as well as other consumables and labor. Recently the prices we pay for commodities and consumables have increased which has increased the operating costs at our mine sites. In addition, labor costs have increased, including under the terms of our new labor agreement with the union at the Lucky Friday mine. Increased or persistent inflation or other upward pressures could continue to increase our costs, and could have a material impact on our results of operations.

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

We or our contractors may experience labor disputes, work stoppages or other disruptions in production that could adversely affect our business and results of operations. Currently, the Lucky Friday mine is our only operation where some of our employees are subject to a collective bargaining agreement, however, there have been union organizing efforts at our other operations. The unionized employees at Lucky Friday were on strike from March 13, 2017 until January 7, 2020, when the union ratified a new collective bargaining agreement (“CBA”), which expired on January 6, 2023 (a new six year CBA was approved by the union in January 2023). The strike significantly impacted production at the Lucky Friday and caused significant costs and expenses during each year of the strike. Any future strikes or other labor or related disruptions could adversely affect our financial condition and results of operations.

Our information technology systems may be vulnerable to disruption which could place our systems at risk from data loss, operational failure, or compromise of confidential information.

We rely on various information technology systems and on third party developers and contractors in connection with operations, including production, equipment operation and financial support systems. While we regularly monitor the security of our systems, they remain vulnerable to disruption, damage or failure from a variety of sources, including errors by employees or contractors, computer viruses, cyber-attacks including phishing, ransomware and similar malware, misappropriation of data by outside parties, and various other threats all of which have been amplified through the proliferation of artificial intelligence ("AI"), particularly generative AI. In particular, we use cloud systems which could be vulnerable to external intrusions. Techniques used to obtain unauthorized access to or sabotage our systems are under continuous and rapid evolution, and we may be unable to detect efforts to disrupt our data and systems in advance. Breaches and unauthorized access carry the potential to cause losses of assets or production, operational delays, equipment failure that could cause other risks to be realized, inaccurate recordkeeping, or disclosure of confidential information, any of which could result in financial losses and regulatory or legal exposure, and could have a material adverse effect on our cash flows, financial condition or results of operations.

We could also be adversely affected by system or network disruptions due to disasters or if new or upgraded information technology systems are defective, not installed properly or not properly integrated into our operations. For example, we are in the process of migrating to a new enterprise resource planning (“ERP”) software platform which we ultimately expect will improve our operational efficiency. However, the project is complex, time-consuming and costly, and there is no assurance we will efficiently or successfully implement the new ERP platform. Additionally, disaster recovery failure or system modification failures could have a material adverse effect on our business, financial position and results of operations and could, if not successfully implemented, adversely impact the effectiveness of our internal controls over financial reporting.

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

As of February 7, 2025, our Senior Notes were rated “BB-” by Standard & Poor’s and “B2” by Moody’s Investors Service. We cannot assure you that any rating currently assigned by Standard & Poor’s or Moody’s to us or our debt securities (including the Senior Notes) will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects or financial results deteriorate, including as a result of declines in silver and gold prices or other factors beyond our control, our ratings could be downgraded by the rating agencies. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading would likely adversely impact us, including our ability to obtain financing on favorable terms, if at all, increase borrowing costs, result in increased collateral requirements under our surety bond portfolio, and have an adverse effect on the market price of our securities, including our Senior Notes.

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

Any material cybersecurity incident that we become aware of follows our standard guidelines for crisis communications and response, engaging personnel, management, and the Board of Directors as appropriate. In cases where the materiality of a cybersecurity incident is not immediately apparent, our Vice President, Information Technology (“VP, IT”) would report the incident to his supervisor, our Senior Vice President - Chief Administrative Officer (“CAO”), and to our Senior Vice President - General Counsel ("GC"). This is consistent with our overall risk management system which relies, in part, on a “chain of command” reporting system in which supervisors monitor their respective departments and constantly seek feedback from employees or vendors in their department for potentially material events. This system is designed to ensure that information reaches the appropriate levels of the Company, including the Board of Directors. In cases where a question of materiality, public disclosure or legal exposure is in question, our CAO or GC will direct the flow of information to other members of management or the Board as appropriate. Additionally, we have standing weekly senior staff meetings where the President and CEO along with each vice president and occasionally other employees meet to discuss current issues the Company is facing. We expect that any cybersecurity incident that our VP, IT believes may be material to the Company will be discussed at these meetings, or sooner if circumstances warrant.

When a cybersecurity incident is detected, we conduct an impact assessment, determine materiality, and take appropriate actions as described above. This process is also followed when notified that a software/services supplier has a cybersecurity incident.

There were no material cyber security incidents discovered in 2024. See Item 1A. Risk Factors - We have had losses that could reoccur in the future; Mining accidents or other adverse events at an operation could decrease our anticipated production or otherwise adversely affect our operations; Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance; The price of our stock has a history of volatility and could decline in the future; and Our information technology systems may be vulnerable to disruption which could place our systems at risk from data loss, operational failure, or compromise of confidential information.

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

In addition to the risk management policies described above, management regularly reviews cyber security planning, including development and management of the program, budgeting, and participation in the incident response plan. The management team involved in this review includes our CEO, CAO, Chief Financial Officer ("CFO"), GC, and the VP, IT. These reviews can also provide topics for discussion at Board and/or Audit Committee meetings.

Our VP, IT, has a degree in Management Information Systems and over 35 years of experience. The fully staffed department includes resources dedicated to cybersecurity who monitors our threat detection and response tools for any attempted or successful hacks or other incursions into our IT environment, both externally and internally. These are reviewed and mitigated where appropriate, and escalated if necessary, via the processes noted above.

Item 2. Properties

Note on SEC Mining Disclosure Rules

Information concerning our mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of SEC Regulation S-K. Subpart 1300 requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties.

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

The following table summarizes our aggregate metal quantities produced and sold for the last three years:

		Year Ended December 31,
		2024	2023	2022
Silver -	Ounces produced	16,169,930	14,342,863	14,182,987
	Payable ounces sold	14,485,158	12,955,006	12,311,595
Gold -	Ounces produced	141,923	151,259	175,807
	Payable ounces sold	132,442	141,602	165,818
Lead -	Tons produced	52,515	40,347	48,713
	Payable tons sold	44,795	35,429	41,423
Zinc -	Tons produced	66,308	60,579	64,748
	Payable tons sold	47,593	43,050	43,658
Copper -	Tons produced	1,874	1,823	1,904
	Payable tons sold	50	—	—

A summary overview of our mining operations and exploration and pre-development projects is shown in the following table:
	Location
Property	Country	State/Province	Ownership	Claims	Permit Conditions	Stage	Mine Type	Commodity	Mineralization Style
Greens Creek	United States	Alaska	100.0%	440 unpatented lode claims, 58 unpatented millsite claims (8,072 acres), 21 patented lode claims and one patented millsite claim (328 acres); Land Exchange Properties (7,301 acres)	Private or USFS administered land, all required permits for production in place	Production	Underground	Ag, Au, Pb, Zn	Massive Sulfide
Lucky Friday	United States	Idaho	100.0%	43 patented lode and millsite claims (710 acres); 53 unpatented lode claims (535 acres)	Private or USFS administered land, all required permits for production in place	Production	Underground	Ag, Pb, Zn	Vein
Casa Berardi	Canada	Quebec	100.0%	407 claims; 49,480 acres (20,024 ha)	All required permits for production in place or in process	Production	Underground/Open Pit	Au	Vein/Shear Zone
Keno Hill	Canada	Yukon	100.0%	703 quartz mining leases, 867 quartz mining claims, 2 Crown Grants; (238.12 km2 / 23,812 ha)	All required permits for production in place or in process	Development	Underground	Ag, Au, Pb, Zn	Vein/Fault Zone
San Sebastian	Mexico	Durango	100.0%	31 mining concessions; 99,643 acres (40,324 ha)	All required permits for exploration in place	Exploration	Underground/Open Pit	Ag, Au, Cu, Pb, Zn	Vein
Fire Creek	United States	Nevada	100.0%	831 unpatented lode claims (17,175 acres); leases (409 acres); private land (3,208 acres)	BLM administered land, Plan of Operations and other required State permits in place	Exploration	Underground	Au, Ag	Vein
Hollister	United States	Nevada	100.0%	853 unpatented lode claims, 152 leased unpatented lode claims, 11 unpatented mill site claims; 17,960 acres total	BLM administered land, Plan of Operations and other required State permits in place	Exploration	Underground	Au, Ag	Vein
Midas	United States	Nevada	100.0%	1,456 unpatented lode claims, 33 leased unpatented lode claims, (total 27,583 acres unpatented claims); 44 patented lode claims, private land (2,417 acres)	BLM administered land, Plan of Operations and other required State permits in place	Exploration	Underground	Au, Ag	Vein
Heva - Hosco	Canada	Quebec	100.0%	102 claims; 9,600 acres (3,884 ha)	Annual intervention permits for exploration in place along with authorization for road building	Exploration	Underground/Open Pit	Au	Vein/Shear Zone
San Juan Silver	United States	Colorado	100.0%	129 patented lode and millsite claims, fee lands, 704 unpatented lode claims; 13,645 total acres	7 Notice-of-Intent areas for Exploration, Mining Plan of Operations (USFS); 112-d2 mining permit (CO DRMS)	Exploration	Underground	Ag, Pb, Zn	Vein
Star	United States	Idaho	100.0%	174 patented lode and millsite claims; 2,376 total acres	Private land, required permits in place for exploration	Exploration	Underground	Ag, Zn, Pb	Vein
Monte Cristo	United States	Nevada	100.0%	334 unpatented lode claims, 10 leased unpatented lode claims (6,880 acres)	BLM administered land, Notice of Intent required	Exploration	Underground/Open Pit	Au, Ag	Vein
Rock Creek	United States	Montana	100.0%	99 patented lode claims (1,859 acres), 370 unpatented lode claims (6,829 acres), 115 unpatented millsite claims, 5 unpatented tunnel sites; other private land: 754 acres	Private or USFS administered land. Some State permits in-place; no Federal permits.	Exploration	Underground	Ag, Cu	Sediment Hosted - Stratabound
Libby Exploration	United States	Montana	100.0%	2 patented lode claims, 36.84 acres (22.33 in wilderness, 14.51 outside wilderness); 26 unpatented lode claims (537 acres), 854 unpatented mill site claims, 11 unpatented tunnel site claims	Private or USFS administered land. Some State permits in-place; no Federal permits.	Exploration	Underground	Ag, Cu	Sediment Hosted - Stratabound

Republic	United States	Washington	100.0%	114 patented claims and private land; 22 unpatented lode claims, 3 state leases, 2,096 acres surface rights, 3,536 acres of mineral rights	Private, BLM and WA DNR administered lands	Exploration	Underground/Open Pit	Au, Ag	Vein
Silver Valley	United States	Idaho	100.0%	Various exploration properties and claim holdings	Private or USFS administered land	Exploration	Underground	Ag, Zn, Pb	Vein
Aurora	United States	Nevada	100.0%	448 unpatented lode claims, 92 patented lode claims, 25 private parcels; 9,928 total acres	Private or USFS administered land, permit work in progress for USFS lands	Exploration	Underground/Open Pit	Au, Ag	Vein
Kinskuch	Canada	British Columbia	100.0%	156 claims; 146,780 acres	Multi-use area-based permit with expiry 31 March 2024	Exploration	Underground/Open Pit	Au, Ag, Cu, Pb, Zn	Vein, Massive Sulfide, Porphyry
Opinaca/Wildcat	Canada	Quebec	50% / 100%	Opinaca: 248 claims (50%; 32,064 acres (12,975 ha)); Wildcat: 224 claims (100%; 28,928 acres (11,707 ha))	Intervention permits for exploration updated every year	Exploration	Underground	Au	Vein/Shear Zone
Rackla - Tiger	Canada	Yukon	100.0%	3,315 quartz mineral claims; 164,547 acres (66,590 ha)	Class 3 Quartz Mining Land Use Approval LQ00531; approved by Yukon Environmental and Socio-economic Assessment Board	Exploration	Open Pit/Underground	Au	Carbonate hosted/replacement - reduced intrusion related
Rackla - Osiris	Canada	Yukon	100.0%	1,478 quartz mineral claims; 74,576 acres (30,180 ha)	Class 4 Quartz Mining Land Use Approval LQ00444; approved by Yukon Environmental and Socio-economic Assessment Board	Exploration	Open Pit/Underground	Au	Carbonate hosted, disseminated (Carlin-style)

Hecla is the operator at all mines and exploration properties. Mineral processing plants and related facilities are part of the infrastructure at each operating mine.

The following table summarizes the in-situ mineral reserves for all properties as of December 31, 2024:

Asset	Tons (000)	Silver (oz/ton)	Gold (oz/ton)	Lead %	Zinc %	Silver (000 oz)	Gold (000 oz)		Lead Tons		Zinc Tons
Proven Reserves: (1)
Greens Creek (2,3)	9	7.6	0.07	2.4	6.5	70	1		220		600
Lucky Friday (2,4)	5,285	11.9	—	7.6	3.6	62,825	—		400,400		189,860
Casa Berardi Underground (2,5)	87	-	0.15	—	—	—	13		—		—
Casa Berardi Open Pit(2,5)	4,958	-	0.08	—	—	—	415		—		—
Keno Hill(2,6)	13	28.1	—	3.0	1.6	364	—		380		200
Total Proven	10,352					63,259	429		401,000		190,660
Probable Reserves: (7)
Greens Creek (2,3)	10,438	9.9	0.08	2.3	6.2	103,641	864		240,450		645,410
Lucky Friday (2,4)	790	11.4	—	7.6	3.1	9,011	—		60,210		24,620
Casa Berardi Underground (2,5)	391	—	0.15	—	—	—	59		—		—
Casa Berardi Open Pit(2,5)	10,457	—	0.08	—	—	—	804		—		—
Keno Hill(2,6)	2,630	24.3	0.01	2.4	2.4	63,914	17		63,440		62,790
Total Probable	24,706					176,566	1,744		364,100		732,820
Proven and Probable Reserves: (1,7)
Greens Creek (2,3)	10,447	9.9	0.08	2.3	6.2	103,711	865	—	240,670	—	646,010
Lucky Friday (2,4)	6,075	11.8	—	7.6	3.5	71,836	—	—	460,610	—	214,480
Casa Berardi Underground (2,5)	478	—	0.15	—	—	—	72	—	—	—	—
Casa Berardi Open Pit(2,5)	15,415	—	0.08	—	—	—	1,219		—		—
Keno Hill(2,6)	2,643	24.3	0.01	2.4	2.4	64,278	17		63,820		62,990
Total Proven and Probable	35,058					239,825	2,173		765,100		923,480

(1)
The term “reserve” means an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. The term “proven reserves” means the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource. See footnotes 8 and 9 below.
(2)
Mineral reserves are based on the following prices unless otherwise stated: $22.00/oz for silver, $1,900/oz for gold, $0.90/lb for lead and $1.15/lb for zinc. Underground mineral reserves at Casa Berardi were based on a gold price of $1,900/oz. All Mineral Reserves are reported in-situ with estimates of mining dilution and mining loss.
(3)
The reserve NSR cut-off value for Greens Creek is $230/ton for all zones; metallurgical recoveries (actual 2024): 79% for silver, 72% for gold, 81% for lead, and 89% for zinc.
(4)
The reserve NSR cut-off values for Lucky Friday are $225/ton for the 30 Vein and $236/ton for the Intermediate Veins; metallurgical recoveries (actual 2024): 94% for silver, 94% for lead, and 86% for zinc.
(5)
The average reserve cut-off grades at Casa Berardi are 0.12 oz/ton gold (4.1 g/tonne) underground and 0.03 oz/ton gold (1.1 g/tonne) for open pit. Metallurgical recovery (actual 2024): 85% for gold; US$/CAD$ exchange rate: 1:1.35.
(6)
The reserve NSR cut-off value at Keno Hill is $235.20/ton (CAD$350/tonne), Metallurgical recovery (actual 2024): 97% for silver, 95% for lead, 87% for zinc; US$/CAD$ exchange rate: 1:1.35.
(7)
The term “probable reserves” means the economically mineable part of an indicated and, in some cases, a measured mineral resource. See footnotes 9 and 10 below.

The following table summarizes the in-situ mineral resources (8) for all properties, exclusive of mineral reserves, as of December 31, 2024:

Asset	Tons (000)	Silver (oz/ton)	Gold (oz/ton)	Lead %	Zinc %	Copper %	Silver (000 oz)	Gold (000 oz)	Lead Tons	Zinc Tons	Copper Tons
Measured Resources: (9)
Greens Creek (12,13)	—	—	—	—	—	—	—	—	—	—	—
Lucky Friday (12,14)	3,781	8.7	—	5.8	2.6	—	32,795	—	217,490	99,840	—
Casa Berardi Underground (12,15)	1,486	—	0.20	—	—	—	—	300	—	—	—
Casa Berardi Open Pit (12,15)	84	—	0.03	—	—	—	—	3	—	—	—
Keno Hill (12,16)	—	—	—	—	—	—	—	—	—	—	—
San Sebastian - Oxide (17)	—	—	—	—	—	—	—	—	—	—	—
San Sebastian - Sulfide (17)	—	—	—	—	—	—	—	—	—	—	—
Fire Creek (18,19)	—	—	—	—	—	—	—	—	—	—	—
Hollister (18,20)	19	4.7	0.57	—	—	—	88	11	—	—	—
Midas (18,21)	2	7.1	0.62	—	—	—	15	1	—	—	—
Heva (22)	—	—	—	—	—	—	—	—	—	—	—
Hosco (22)	—	—	—	—	—	—	—	—	—	—	—
Star (12,23)	—	—	—	—	—	—	—	—	—	—	—
Rackla - Tiger Underground (29)	32	—	0.06	—	—	—	—	2	—	—	—
Rackla - Tiger Open Pit (29)	881	—	0.09	—	—	—	—	75	—	—	—
Rackla - Osiris Underground (30)	—	—	—	—	—	—	—	—	—	—	—
Rackla - Osiris Open Pit (30)	—	—	—	—	—	—	—	—	—	—	—
Total Measured	6,285						32,898	392	217,490	99,840	—

	Tons (000)	Silver (oz/ton)	Gold (oz/ton)	Lead%	Zinc%	Copper%	Silver (000 oz)	Gold (000 oz)	Lead Tons	Zinc Tons	Copper Tons
Indicated Resources: (10)
Greens Creek (12,13)	7,619	14.1	0.10	3.0	8.0	—	107,226	760	227,360	607,600	—
Lucky Friday (12,14)	845	8.7	—	6.6	2.3	—	7,350	—	55,890	19,700	—
Casa Berardi Underground (12,15)	3,522	—	0.17	—	—	—	—	594	—	—	—
Casa Berardi Open Pit (12,15)	126	—	0.03	—	—	—	—	4	—	—	—
Keno Hill (12,16)	1,050	13.7	0.01	1.1	2.1	—	14,431	12	11,610	22,460	—
San Sebastian - Oxide (17)	1,233	6.6	0.10	—	—	—	8,146	121	—	—	—
San Sebastian - Sulfide (17)	1,164	5.3	0.01	2.0	3.1	1.3	6,211	15	23,500	35,900	15,240
Fire Creek (18,19)	197	0.8	0.37	—	—	—	162	73	—	—	—
Hollister (18,20)	74	1.8	0.56	—	—	—	134	41	—	—	—
Midas (18,21)	95	5.4	0.40	—	—	—	514	38	—	—	—
Heva (22)	1,208	—	0.05	—	—	—	—	62	—	—	—
Hosco (22)	32,152	—	0.03	—	—	—	—	1,097	—	—	—
Star (12,23)	834	3.4	—	7.2	8.5	—	2,820	—	60,120	70,450	—
Rackla - Tiger Underground (29)	960	—	0.08	—	—	—	—	76	—	—	—
Rackla - Tiger Open Pit (29)	3,116	—	0.10	—	—	—	—	311	—	—	—
Rackla - Osiris Underground (30)	927	—	0.13	—	—	—	—	123	—	—	—
Rackla - Osiris Open Pit (30)	4,843	—	0.12	—	—	—	—	577	—	—	—
Total Indicated	59,965						146,994	3,904	378,480	756,110	15,240

	Tons (000)	Silver (oz/ton)	Gold (oz/ton)	Lead %	Zinc %	Copper %	Silver (000 oz)	Gold (000 oz)	Lead Tons	Zinc Tons	Copper Tons
Measured and Indicated Resources:
Greens Creek (12,13)	7,619	14.1	0.10	3.0	8.0	—	107,226	760	227,360	607,600	—
Lucky Friday (12,14)	4,627	8.7	—	6.2	2.5	—	40,145	—	273,380	119,540	—
Casa Berardi Underground (12,15)	5,007	—	0.18	—	—	—	—	895	—	—	—
Casa Berardi Open Pit (12,15)	210	—	0.03	—	—	—	—	6	—	—	—
Keno Hill (12,16)	1,050	13.7	0.01	1.1	2.1	—	14,431	12	11,610	22,460	—
San Sebastian - Oxide (17)	1,233	6.6	0.10	—	—	—	8,146	121	—	—	—
San Sebastian - Sulfide (17)	1,164	5.3	0.01	2.0	3.1	1.3	6,211	15	23,500	35,900	15,240
Fire Creek (18,19)	197	0.8	0.37	—	—	—	162	73	—	—	—
Hollister (18,20)	93	2.4	0.56	—	—	—	223	52	—	—	—
Midas (18,21)	97	5.5	0.40	—	—	—	529	39	—	—	—
Heva (22)	1,208	—	0.05	—	—	—	—	62	—	—	—
Hosco (22)	32,152	—	0.03	—	—	—	—	1,097	—	—	—
Star (12,23)	834	3.4	—	7.2	8.5	—	2,820	—	60,120	70,450	—
Rackla - Tiger Underground (29)	991	—	0.08	—	—	—	—	78	—	—	—
Rackla - Tiger Open Pit (29)	3,997	—	0.10	—	—	—	—	386	—	—	—
Rackla - Osiris Underground (30)	927	—	0.13	—	—	—	—	123	—	—	—
Rackla - Osiris Open Pit (30)	4,843	—	0.12	—	—	—	—	577	—	—	—

Total Measured and Indicated	66,249						179,893	4,296	595,970	855,950	15,240

	Tons (000)	Silver (oz/ton)	Gold (oz/ton)	Lead %	Zinc %	Copper %	Silver (000 oz)	Gold (000 oz)	Lead Tons	Zinc Tons	Copper Tons
Inferred Resources: (11)
Greens Creek (12,13)	1,878	13.4	0.08	2.9	6.9	—	25,106	151	54,010	130,120	—
Lucky Friday (12,14)	3,811	10.3	—	7.7	3.2	—	39,183	—	293,010	121,710	—
Casa Berardi Underground (12,15)	2,076	—	0.20	—	—	—	—	408	—	—	—
Casa Berardi Open Pit (12,15)	577	—	0.10	—	—	—	—	57	—	—	—
Keno Hill (12,16)	1,300	14.8	0.005	1.3	2.7	—	19,270	6	16,450	34,940	—
San Sebastian - Oxide (17)	2,163	7.1	0.06	—	—	—	15,364	134	—	—	—
San Sebastian - Sulfide (17)	326	4.3	0.01	1.7	2.6	0.9	1,388	4	5,680	8,420	3,090
Fire Creek (18,19)	1,197	0.4	0.42	—	—	—	524	500	—	—	—
Fire Creek - Open Pit (24)	74,584	0.1	0.03	—	—	—	5,232	2,178	—	—	—
Hollister (18,20)	742	2.7	0.40	—	—	—	2,037	294	—	—	—
Midas (18,21)	1,480	5.3	0.44	—	—	—	7,918	657	—	—	—
Heva (22)	1,615	—	0.08	—	—	—	—	136	—	—	—
Hosco (22)	14,460	—	0.03	—	—	—	—	461	—	—	—
Star (12,23)	2,044	3.5	—	6.7	6.7	—	7,129	—	137,040	137,570	—
San Juan Silver (12,25)	2,351	15.8	0.01	1.4	1.1	—	37,026	27	47,430	38,020	—
Monte Cristo (26)	523	0.2	0.24	—	—	—	126	101	—	—	—
Rock Creek (12,27)	99,997	1.5	—	—	—	0.7	148,688	—	—	—	658,410
Libby Exploration (12,28)	112,185	1.6	—	—	—	0.7	183,346	—	—	—	759,420
Rackla - Tiger Underground (29)	153	—	0.07	—	—	—	—	11	—	—	—
Rackla - Tiger Open Pit (29)	30	—	0.05	—	—	—	—	2	—	—	—
Rackla - Osiris Underground (30)	4,398	—	0.12	—	—	—	—	515	—	—	—
Rackla - Osiris Open Pit (30)	5,919	—	0.09	—	—	—	—	529	—	—	—
Total Inferred	333,809						492,337	6,171	553,620	470,780	1,420,920

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
(10)
The term "indicated resources" means that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower confidence level than a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.
(11)
The term "inferred resources" means that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project and may not be converted to a mineral reserve.
(12)
Mineral resources are based on $2,000/oz gold, $24/oz silver, $1.15/lb lead, $1.35/lb zinc and $4.00/lb copper, unless otherwise stated.
(13)
The resource NSR cut-off values for Greens Creek is $230/ton for all zones; metallurgical recoveries (actual 2024): 79% for silver, 72% for gold, 81% for lead, and 89% for zinc.
(14)
The resource NSR cut-off value for Lucky Friday is $236/ton; metallurgical recoveries (actual 2024): 94% for silver, 94% for lead, and 86% for zinc.
(15)
The average resource cut-off grades at Casa Berardi are 0.11 oz/ton gold (3.7 g/tonne) for underground and 0.03 oz/ton gold (1.05 g/tonne) for open pit; metallurgical recovery (actual 2024): 85% for gold; US$/CAD$ exchange rate: 1:1.35.
(16)
The resource NSR cut-off value at Keno Hill is $134.40/ton (CAD$200/tonne); using minimum width of 4.9 feet (1.5m); metallurgical recovery (actual 2024): 97% for silver, 95% for lead, 87% for zinc; US$/CAD$ exchange rate: 1:1.35.
(17)
Mineral resources for underground zones at San Sebastian reported at a cut-off grade of $158.8/ton ($175/tonne), open pit resources reported at a cut-off value of $72.6/ton ($80/tonne); Metallurgical recoveries based on grade dependent recovery curves: recoveries at the mean resource grade average 89% for silver and 84% for gold for oxide material and 85% for silver, 83% for gold, 81% for lead, 86% for zinc, and 83% for copper for sulfide material. Resources reported at a minimum mining width of 8.2 feet (2.5m) for Middle Vein, North Vein, and East Francine, 6.5ft (1.98m) for El Toro, El Bronco, and El Tigre, and 4.9 feet (1.5 m) for Hugh Zone and Andrea.
(18)
Mineral resources for Fire Creek, Hollister and Midas are reported using a minimum mining width of four feet or the vein true thickness plus two feet, whichever is greater.
(19)
Fire Creek underground mineral resources are reported at a gold equivalent cut-off grade of 0.22 oz/ton. Metallurgical recoveries: 90% for gold and 70% for silver.
(20)
Hollister mineral resources, including the Hatter Graben are reported at a gold equivalent cut-off grade of 0.21 oz/ton. Metallurgical recoveries: 88% for gold and 66% for silver.
(21)
Midas mineral resources are reported at a gold equivalent cut-off grade of 0.20 oz/ton. Metallurgical recoveries: 90% for gold and 70% for silver. Inferred resources for the Sinter Zone are reported undiluted.
(22)
Mineral resources at Heva and Hosco are based on a gold cut-off grade of 0.011 oz/ton (0.37 g/tonnes) for open pit and 0.117 oz/ton (4 g/tonne) for underground and metallurgical recoveries of 95% for gold at Heva and 81.5% and 87.7% for gold at Hosco depending on zone. Heva and Hosco resources are diluted 20% and reported using a 7% mining loss.
(23)
Indicated and Inferred resources at the Star property are reported using a minimum mining width of 4.3 feet and an NSR cut-off value of $200/ton; Metallurgical recovery: 93% for silver, 93% for lead, and 87% for zinc.
(24)
Inferred open-pit resources for Fire Creek calculated November 30, 2017, using gold and silver recoveries of 65% and 30% for oxide material and 60% and 25% for mixed oxide-sulfide material. Indicated Resources reclassified as Inferred in 2019. Open pit resources are calculated at $1,400 gold and $19.83 silver and cut-off grade of 0.01 Au Equivalent oz/ton and is inclusive of 10% mining dilution and 5% ore loss. Open pit mineral resources exclusive of underground mineral resources. NI43-101 Technical Report for the Fire Creek Project, Lander County, Nevada; Effective Date March 31, 2018; prepared by Practical Mining LLC, Mark Odell, P.E. for Hecla Mining Company, June 28, 2018.
(25)
Inferred resources reported at a minimum mining width of 6.0 feet for Bulldog and an NSR cut-off value of $200/ton and 5.0 feet for Equity and North Amethyst veins at an NSR cut-off value of $175/ton; Metallurgical recoveries based on grade dependent recovery curves; metal recoveries at the mean resource grade average 89% silver, 74% lead, and 81% zinc for the Bulldog and a constant 85% gold and 85% silver for North Amethyst and Equity.
(26)
Inferred resource at Monte Cristo reported at a minimum mining width of 5.0 feet and a 0.10 oz/ton gold cut-off grade. Metallurgical recovery: 90% for gold and 90% for silver.
(27)
Inferred resource at Rock Creek reported at a minimum thickness of 15 feet and an NSR cut-off value of $31.50/ton; Metallurgical recoveries: 88% for silver and 92% for copper. Resources adjusted based on mining restrictions as defined by U.S. Forest Service, Kootenai National Forest in the June 2003 'Record of Decision, Rock Creek Project'.
(28)
Inferred resource at Libby reported at a minimum thickness of 15 feet and an NSR cut-off value of $31.50/ton NSR; Metallurgical recoveries: 88% for silver and 92% copper. Resources adjusted based on mining restrictions as defined by U.S. Forest Service, Kootenai National Forest, Montana DEQ in December 2015 'Joint Final EIS, Montanore Project' and the February 2016 U.S Forest Service - Kootenai National Forest 'Record of Decision, Montanore Project'.
(29)
Mineral resources at the Rackla-Tiger Project are based on a gold price of $1,650/oz, metallurgical recovery of 95% for gold, and cut-off grades of 0.02 oz/ton gold for the open pit portion of the resources and 0.04 oz/ton gold for the underground portions of the resources; US$/CAD$ exchange rate: 1:1.3.
(30)
Mineral resources at the Rackla-Osiris Project are based on a gold price of $1,850/oz, metallurgical recovery of 83% for gold, and cut-off grades of 0.03 oz/ton gold for the open pit portion of the resources and 0.06 oz/ton gold for the underground portions of the resources; US$/CAD$ exchange rate: 1:1.3.

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

The employees at Greens Creek are employees of Hecla Greens Creek Mining Company, our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 537 employees at Greens Creek at December 31, 2024.

As of December 31, 2024, we have recorded a $38.7 million asset retirement obligation for reclamation and closure costs. We maintained a $92.2 million reclamation and long-term water treatment bond for Greens Creek as of December 31, 2024. The net book value of the Greens Creek property and its associated plant, equipment and mineral interests was approximately $513.4 million as of December 31, 2024. The vintage of the facilities at Greens Creek ranges from the 1980s to 2024.

The current mine plan at Greens Creek utilizes estimates of reserves and resources for approximately 12 years of production, through 2036.

Information with respect to Greens Creek's production, total cost of sales, average Cash Cost, After By-product Credits, Per Silver Ounce, All-In Sustaining Costs (“AISC”), After By-product Credits, Per Silver Ounce, and proven and probable mineral reserves for the past three years is set forth in the following table.

	Years Ended December 31,
Production	2024	2023	2022
Ore milled (tons)	895,318	914,796	881,445
Silver (ounces)	8,480,877	9,731,752	9,741,935
Gold (ounces)	55,275	60,896	48,216
Lead (tons)	18,320	19,578	19,480
Zinc (tons)	51,288	51,496	52,312
Copper (tons)	1,874	1,823	1,904

Total cost of sales	$268,127	$259,895	$232,718
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$(0.05)	$2.53	$0.70
AISC, After By-Product Credits, per Silver Ounce (1)	$5.65	$7.14	$5.17

Proven Mineral Reserves(2,3,4,5)
Total tons	9,200	8,800	6,700
Silver (ounces per ton)	7.6	11.3	16.1
Gold (ounces per ton)	0.07	0.08	0.07
Zinc (percent)	6.5	8.4	5.4
Lead (percent)	2.4	3.5	2.3
Contained silver (ounces)	69,800	99,500	107,500
Contained gold (ounces)	700	700	400
Contained lead (tons)	220	310	150
Contained zinc (tons)	600	740	360

Probable Mineral Reserves(2,3,4,5)
Total tons	10,437,800	10,008,900	10,667,600
Silver (ounces per ton)	9.9	10.5	10.9
Gold (ounces per ton)	0.08	0.09	0.09
Zinc (percent)	6.2	6.6	6.5
Lead (percent)	2.3	2.5	2.5
Contained silver (ounces)	103,640,900	105,121,700	116,748,100
Contained gold (ounces)	864,300	879,700	934,700
Contained lead (tons)	240,450	250,270	264,600
Contained zinc (tons)	645,410	657,990	694,800

Total Proven and Probable Mineral Reserves(2,3,4,5)
Total tons	10,447,000	10,017,700	10,674,300
Silver (ounces per ton)	9.9	10.5	11.0
Gold (ounces per ton)	0.08	0.09	0.09
Zinc (percent)	6.2	6.6	6.5
Lead (percent)	2.3	2.5	2.5
Contained silver (ounces)	103,710,700	105,221,200	116,855,600
Contained gold (ounces)	865,000	880,400	935,100
Contained lead (tons)	240,670	250,580	264,750
Contained zinc (tons)	646,010	658,730	695,160
(1)
Includes by-product credits from gold, lead, zinc and copper production. Cash Cost, After By-product Credits, Per Silver Ounce and AISC, After By-product Credits, Per Silver Ounce represent non-GAAP measurements that management uses to monitor and evaluate the performance of our mining operations. We believe these measurements provide indicators of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. A reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, to these non-GAAP measures can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Total Costs of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).
(2)
Proven and probable mineral reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and smelter payables, and cash operating costs. Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Greens Creek, the cutoff grade is expressed in terms of NSR, rather than metal grade. The cut-off grade at Greens Creek is $230 per ton NSR for all zones. The cut-off grade calculations include costs associated with mining, processing, surface operations, environmental, general administrative, sustaining capital, and royalty charges, if any. Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2024	2023	2022
Silver (per ounce)	$22.00	$17.00	$17.00
Gold (per ounce)	$1,900	$1,600	$1,600
Lead (per pound)	$0.90	$0.90	$0.90
Zinc (per pound)	$1.15	$1.15	$1.15

(3)
Reserves are in-situ materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2024 reserve model assumes average total mill recoveries of 80% for silver, 74% for gold, 89% for zinc and 82% for lead.
(4)
The change in reserves in 2024 versus 2023 was due to mining depletion and lowering expected backfill dilution grades, offset by increases due to higher metal prices and drilling additions. The change in reserves in 2023 versus 2022 was due to mining depletion and an increase in cut-off grade due to increase costs offset by drilling additions.
(5)
Probable reserves at Greens Creek are based on average drill spacing of 50 to 100 feet. Proven reserves typically require that mine production samples for the basis of the ore grade estimates, while probable reserve grade estimates can be based entirely on drilling results. The proven reserves reported for Greens Creek for 2024 is exclusively stockpiled ore.

Information on in-situ mineral resources for Greens Creek excluding reserves for the past three years is set forth in the following table.

	Years Ended December 31,
	2024	2023	2022
Measured Resources (1,2,3)
Total tons	—	—	—
Silver (ounces per ton)	—	—	—
Gold (ounces per ton)	—	—	—
Zinc (percent)	—	—	—
Lead (percent)	—	—	—
Silver (ounces)	—	—	—
Gold (ounces)	—	—	—
Lead (tons)	—	—	—
Zinc (tons)	—	—	—

Indicated Resources (1,2,3)
Total tons	7,618,700	8,039,900	8,421,200
Silver (ounces per ton)	14.1	13.9	12.9
Gold (ounces per ton)	0.10	0.10	0.10
Zinc (percent)	8.0	8.0	8.0
Lead (percent)	3.0	3.0	2.9
Silver (ounces)	107,226,000	111,526,000	108,717,200
Gold (ounces)	760,000	800,000	810,300
Lead (tons)	227,360	239,250	245,990
Zinc (tons)	607,600	643,950	675,740

Measured and Indicated Resources (1,2,3)
Total tons	7,618,700	8,039,900	8,421,200
Silver (ounces per ton)	14.1	13.9	12.9
Gold (ounces per ton)	0.10	0.10	0.10
Zinc (percent)	8.0	8.0	8.0
Lead (percent)	3.0	3.0	2.9
Silver (ounces)	107,226,000	111,526,000	108,717,200
Gold (ounces)	760,000	800,000	810,300
Lead (tons)	227,360	239,250	245,990
Zinc (tons)	607,600	643,950	675,740

Inferred Resources (1,2,3)
Total tons	1,877,700	1,929,600	2,383,200
Silver (ounces per ton)	13.4	13.4	12.2
Gold (ounces per ton)	0.08	0.08	0.08
Zinc (percent)	6.9	2.9	6.9
Lead (percent)	2.9	6.9	2.8
Silver (ounces)	25,106,100	25,891,000	28,949,200
Gold (ounces)	151,400	154,000	178,100
Lead (tons)	54,010	55,890	67,400
Zinc (tons)	130,120	133,260	164,080

(1)
Mineral resources are based on $2,000/oz for gold, $24.00/oz for silver, $1.15/lb for lead, $1.35/lb for zinc and are reported in-situ and exclusive of mineral reserves.
(2)
The resource NSR cut-off value for Greens Creek is $230/ton for all zones; metallurgical recoveries (actual 2024): 79% for silver, 72% for gold, 81% for lead and 89% for zinc.
(3)
Measured resources were not defined for year-end 2024; indicated resources for silver decreased 4% from 2023 given conversion to reserve material; inferred resources for silver decreased 3% from 2023 given conversion to indicated resources of reserves due to drilling.

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

Access to the mining horizons from the surface is by shaft access. Once underground, trackless drifts and ramps are utilized to reach the mining areas. An internal, hoisting shaft was completed in 2017 to extend access at depth in the Gold Hunter area. The principal mining methods in use at Lucky Friday consist of underhand systems with integral paste fill and varying degrees of mechanization. In 2021, we tested and implemented the underhand closed bench ("UCB") mining method. The UCB method is a new and patented productive mining method developed by Hecla for proactive control of fault-slip seismicity in deep, high-stress, narrow-vein mining. The method uses bench drilling and blasting methods to fragment significant vertical and lateral extents of the vein beneath a top cut taken along the strike of the vein and under engineered backfill. The method is accomplished without the use of drop raises or lower mucking drives which may result in local stress concentrations and increased exposure to seismic events. Large blasts using up to 35,000 lbs. of pumped emulsion and programmable electronic detonators fragment up to 350 feet of strike length to a depth of approximately 30 feet. These large blasts proactively induce fault-slip seismicity at the time of the blast and shortly after it. This blasted corridor is then mined underhand for two cuts. As these cuts are mined, little to no blasting is done to advance them. Dilution is controlled by supporting the hanging wall and footwall as the mining progresses through the blasted ore. The entire cycle repeats and stoping advances downdip, under fill, and in a destressed zone. The method allows for greater control of fault-slip seismic events significantly improving safety. In conjunction, a notable productivity increase has been achieved by reducing seismic delays and utilizing bulk mining activities. In 2024, 2023 and 2022, 86%, 87% and 88%, respectively of the tons mined were produced through the UCB method. The underhand cut and fill method was also utilized in 2024, 2023 and 2022. Under this method, once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed below from the ramp system. Both methods utilize rubber-tired equipment to access the veins through ramps developed outside of the ore body.

Ore at Lucky Friday is processed using a conventional lead/zinc flotation flowsheet, and the plant capacity currently is estimated at 1,165 tons per day. During August 2023, the production at the mine was suspended due to a fire that occurred while repairing an unused station in the #2 ventilation shaft, which is also the secondary egress (required by MSHA regulations). By early September, the fire had been extinguished, normal ventilation was reestablished and the workforce recalled. Following evaluation of alternatives, it was determined that in order to safely bring the mine back into production in the most rapid and cost-effective way, a new secondary egress needed to be developed to bypass the damaged portion of the #2 shaft. The new egress involved extending an existing ramp 1,600 feet, installing a 290-foot-long manway raise, and developing an 850-foot ventilation raise. This work resulted in operations being suspended for the remainder of 2023, with the mine restarting production on January 9, 2024, and ramping up to full production during the first quarter.

For more information, see Exhibit 96.2, the Technical Report Summary on the Lucky Friday Mine, Idaho, U.S.A., prepared for the Company by the QP, SLR, with an effective date of December 31, 2021.

At December 31, 2024, there were 431 employees at Lucky Friday. The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union is the bargaining agent for Lucky Friday’s 323 hourly employees as of December 31, 2024. During early January 2023, the bargaining agent ratified a six-year labor agreement that expires in May 2029. Following a strike that started in March 2017 and ended in early January 2020, re-staffing of the mine and ramp-up activities were completed during 2020, with a return to full production starting in the fourth quarter of 2020.

As of December 31, 2024, we have recorded a $11.0 million asset retirement obligation for reclamation and closure costs. The net book value of the Lucky Friday property and its associated plant, equipment and mineral interests was approximately $559.0 million as of December 31, 2024. The vintage of the facilities at Lucky Friday ranges from the 1950s to 2024.

The current mine plan at Lucky Friday utilizes estimates of reserves and resources for approximately 17 years of production, through 2042.

Information with respect to the Lucky Friday’s production, total cost of sales, average Cash Cost, After By-product Credits, Per Silver Ounce, AISC, After By-product Credits, Per Silver Ounce, and proven and probable in -situ mineral reserves for the past three years is set forth in the table below.

	Years Ended December 31,
Production	2024	2023	2022
Ore milled (tons)	406,541	231,129	356,907
Silver (ounces)	4,890,949	3,086,119	4,412,764
Lead (tons)	31,265	19,543	29,233
Zinc (tons)	13,513	7,944	12,436

Total cost of sales	$144,485	$84,185	$116,598
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$7.80	$5.51	$5.06
AISC, After By-product Credits, Per Silver Ounce (1)	$16.50	$12.21	$12.86

Proven Mineral Reserves(2,3,4)
Total tons	5,285,400	5,298,600	4,734,200
Silver (ounces per ton)	11.9	12.8	13.8
Lead (percent)	7.6	8.0	8.6
Zinc (percent)	3.6	3.8	3.7
Contained silver (ounces)	62,824,900	67,594,600	64,637,800
Contained lead (tons)	400,400	424,080	404,160
Contained zinc (tons)	189,860	201,280	174,510

Probable Mineral Reserves(2,3,4)
Total tons	789,900	965,500	840,100
Silver (ounces per ton)	11.4	10.8	12.8
Lead (percent)	7.6	7.1	8.1
Zinc (percent)	3.1	2.9	3.2
Contained silver (ounces)	9,011,300	10,410,500	9,978,200
Contained lead (tons)	60,210	68,320	63,510
Contained zinc (tons)	24,620	28,100	25,030

Total Proven and Probable Mineral Reserves(2,3,4)
Total tons	6,075,300	6,264,100	5,574,300
Silver (ounces per ton)	11.8	12.5	13.4
Lead (percent)	7.6	7.9	8.4
Zinc (percent)	3.5	3.7	3.6
Contained silver (ounces)	71,836,200	78,005,100	74,616,000
Contained lead (tons)	460,610	492,400	467,670
Contained zinc (tons)	214,480	229,380	199,540

(1)
Includes by-product credits from lead and zinc production. Cash Cost, After By-product Credits, Per Silver Ounce and AISC, After By-product Credits, Per Silver Ounce, represent non-GAAP measurements that management uses to monitor and evaluate the performance of our mining operations. We believe these measurements provide indicators of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization is presented for the full year of 2024 and 2023. However, as Lucky Friday operations were suspended in August 2023 following the underground fire in the #2 shaft secondary egress and resumed on January 9, 2024, the portion of cash costs, sustaining costs, by-product credits, and silver production incurred during the suspension period are excluded from the calculation of Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits. A reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, to these non-GAAP measures can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Total cost of sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

(2)
Proven and probable mineral reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and smelter payables, and cash operating costs. Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Lucky Friday, the cutoff grade is expressed in terms of NSR, rather than metal grade. The reserve NSR cut-off values for Lucky Friday are $225.00/ton for the 30 Vein and $236.00/ton for the Intermediate Veins. The cut-off grade calculations include costs associated with mining, processing, surface operations, environmental, general administrative, and sustaining capital. Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2024	2023	2022
Silver (per ounce)	$22.00	$17.00	$17.00
Lead (per pound)	$0.90	$0.90	$0.90
Zinc (per pound)	$1.15	$1.15	$1.15

(3)
Reserves are in-situ materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2024 reserve model was based on the Net Smelter Return values incorporating smelter terms and metal recoveries to the various concentrates. The 2024 reserve model assumes average total mill recoveries of 93.3% for silver, 92.8% for lead and 87.3% for zinc. The average total mill recoveries for 2024 were 94% for silver, 94% for lead and 86% for zinc.
(4)
The change in reserves in 2024 from 2023 was due to mining depletion offset by the addition of the 41 vein to reserves and a refinement in the mining plan. The change in reserves in 2023 from 2022 was due to mining depletion offset by drilling increases on the 30 Vein off the 7500 level and drilling and reinterpretation of the mineral zone across the silver along the western edge of the Gold Hunter zone.

Information on in-situ mineral resources excluding mineral reserves for Lucky Friday for the past three years is set forth in the following table.

	Years Ended December 31,
	2024	2023	2022
Measured Resources (1,2,3)
Total tons	3,781,400	5,325,500	6,237,300
Silver (ounces per ton)	8.7	8.6	7.8
Lead (percent)	5.8	5.6	5.4
Zinc (percent)	2.6	2.8	2.6
Silver (ounces)	32,794,700	45,784,900	48,550,600
Lead (tons)	217,490	299,360	335,850
Zinc (tons)	99,840	146,420	161,000

Indicated Resources (1,2,3)
Total tons	845,200	1,011,000	1,193,800
Silver (ounces per ton)	8.7	8.1	8.0
Lead (percent)	6.6	6.0	5.4
Zinc (percent)	2.3	2.7	2.2
Silver (ounces)	7,350,000	8,135,700	9,581,300
Lead (tons)	55,890	60,200	64,390
Zinc (tons)	19,700	26,910	26,200

Measured and Indicated Resources (1,2,3)
Total tons	4,626,600	6,336,500	7,431,100
Silver (ounces per ton)	8.7	8.5	7.8
Lead (percent)	6.2	5.7	5.4
Zinc (percent)	2.5	2.7	2.5
Silver (ounces)	40,144,700	53,920,600	58,131,900
Lead (tons)	273,380	359,560	400,240
Zinc (tons)	119,540	173,330	187,200

Inferred Resources (1,2,3)
Total tons	3,811,400	3,600,000	3,591,600
Silver (ounces per ton)	10.3	7.8	8.7
Lead (percent)	7.7	5.9	6.3
Zinc (percent)	3.2	2.8	2.4
Silver (ounces)	39,183,200	27,933,900	31,263,800
Lead (tons)	293,010	211,340	224,670
Zinc (tons)	121,710	100,630	84,700

(1)
Mineral resources are based on $24.00/oz for silver, $1.15/lb for lead, $1.35/lb for zinc and are reported in-situ and exclusive of mineral reserves.
(2)
The resource NSR cut-off value for Lucky Friday is $236.00/ton; metallurgical recoveries (actual 2024): 94% for silver, 94% for lead and 86% for zinc. The cut-off grade calculations include costs associated with mining, processing, surface operations, environmental, general administrative, and sustaining capital.
(3)
Measured and Indicated resources for silver declined 26% from 2023 given conversion to mineral reserves, new size requirements for resource areas and model reinterpretations; Inferred silver resources increased 40% from 2023 given model reinterpretations which added the sections of the 20, 30 and 41 vein into the resource.

Keno Hill

The Keno Hill unit is located in the central Yukon Territory, Canada, and covers an area of approximately 15,000 hectares (37,000 acres) in central Yukon (63° 54' 32" N, 135° 19’ 18” W; NTS 105M/14 and 105M/13). The operations are located in the traditional territory of the First Nation of Na-Cho Nyäk Dun (FNNND). We report Keno as a separate segment in our consolidated financial statements. See Note 4 of Notes to Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Keno Hill for information on its financial performance.

The total Hecla Keno Hill mineral claims as of December 31, 2024, covers an area of 238.12 square kilometers (92 square miles) and comprises 717 quartz mining leases, 867 quartz mining claims and two Crown Grants. Below is a map illustrating the location and access to Keno Hill:

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

For more information, see Exhibit 96.4, the Technical Report Summary on the Keno Hill Operations, Yukon, Canada, prepared for the Company by Mining Plus Canada Ltd., with an effective date of December 31, 2023.

At December 31, 2024, there were 252 employees at Keno Hill.

As of December 31, 2024, we have recorded a $3.5 million asset retirement obligation for reclamation and closure costs. The net book value of the Keno Hill property and its associated plant, equipment and mineral interests was approximately $373.9 million as of December 31, 2024. The active infrastructure in place at Keno Hill ranges from the 1980s to 2024.

The current mine plan at Keno Hill utilizes estimates of reserves and resources for approximately 13 years of production, through 2037.

Information with respect to the Keno Hill’s production and proven and probable in -situ mineral reserves for the past three years is set forth in the table below. Information with respect to Keno Hill’s average Cash Cost, After By-product Credits, Per Silver Ounce, AISC, After By-product Credits, Per Silver Ounce were not reported as the mine has not reached commercial production. At the time the mine reaches commercial production, these metrics will be reported, as until this time costs are allocated to total cost of sales to the extent there are sales.

	Years Ended December 31,
Production	2024	2023	2022
Ore milled (tons)	109,292	56,331	—
Silver (ounces)	2,773,873	1,502,577	—
Lead (tons)	2,930	1,225	—
Zinc (tons)	1,507	1,139	—

Proven Mineral Reserves(2,3,4)
Total tons	12,900	—	—
Silver (ounces per ton)	28	—	—
Gold (ounces per ton)	—	—	—
Lead (percent)	3.0	—	—
Zinc (percent)	1.6	—	—
Contained silver (ounces)	364,200	—	—
Contained gold (ounces)	—	—	—
Contained lead (tons)	380	—	—
Contained zinc (tons)	200	—	—

Probable Mineral Reserves(2,3,4)
Total tons	2,629,700	2,069,400	2,196,900
Silver (ounces per ton)	24.3	26.6	22.5
Gold (ounces per ton)	0.01	0.01	0.01
Lead (percent)	2.4	2.8	2.4
Zinc (percent)	2.4	2.5	2.2
Contained silver (ounces)	63,913,700	55,068,000	49,472,600
Contained gold (ounces)	17,000	13,400	13,000
Contained lead (tons)	63,440	58,170	52,530
Contained zinc (tons)	62,790	52,380	49,310

Total Proven and Probable Mineral Reserves(2,3,4)
Total tons	2,642,600	2,069,400	2,196,900
Silver (ounces per ton)	24.3	26.6	22.5
Gold (ounces per ton)	0.01	0.01	0.01
Lead (percent)	2.4	2.8	2.4
Zinc (percent)	2.4	2.5	2.2
Contained silver (ounces)	64,277,900	55,068,000	49,472,600
Contained gold (ounces)	17,000	13,400	13,000
Contained lead (tons)	63,820	58,170	52,530
Contained zinc (tons)	62,990	52,380	49,310

(1)
Proven and probable mineral reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and smelter payables, and cash operating costs. Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Keno Hill, the cutoff grade is expressed in terms of NSR, rather than metal grade. The reserve NSR cut-off value for Keno Hill is $235.20/ton. The cut-off grade calculations include costs associated with mining, processing, surface operations, environmental, general administrative, and sustaining capital. Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,	December 31,
	2024	2023
Silver (per ounce)	$22.00	$17.00
Lead (per pound)	$0.90	$0.90
Zinc (per pound)	$1.15	$1.15

(2)
Reserves are in-situ materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The proven reserves reported for Keno Hill for 2024 is exclusively stockpiled ore. The 2024 reserve model assumes average total mill recoveries of 95% for silver, 25% for gold, 90% for lead and 75% for zinc.
(3)
The change in silver reserves in 2024 from 2023 was due to mining depletion, minor sterilization and downgrading due to faulted ground and definition drilling, offset by metal prices, modeling changes and normalization of classification across the vein systems.

Information on in-situ mineral resources excluding mineral reserves for Keno Hill for the past three years is set forth in the following table.

	Years Ended December 31,
	2024	2023	2022
Measured Resources (1,2,3)
Total tons	—	—	—
Silver (ounces per ton)	—	—	—
Gold (ounces per ton)	—	—	—
Lead (percent)	—	—	—
Zinc (percent)	—	—	—
Silver (ounces)	—	—	—
Gold (ounces)	—	—	—
Lead (tons)	—	—	—
Zinc (tons)	—	—	—

Indicated Resources (1,2,3)
Total tons	1,050,300	4,504,200	4,061,200
Silver (ounces per ton)	13.7	7.5	8.0
Gold (ounces per ton)	0.01	0.01	0.01
Lead (percent)	1.1	0.9	1.0
Zinc (percent)	2.1	3.5	4.0
Silver (ounces)	14,430,700	33,926,400	32,287,500
Gold (ounces)	12,200	26,200	28,500
Lead (tons)	11,610	41,120	39,540
Zinc (tons)	22,460	157,350	163,130

Measured and Indicated Resources (1,2,3)
Total tons	1,050,300	4,504,200	4,061,200
Silver (ounces per ton)	13.7	7.5	8.0
Gold (ounces per ton)	0.01	0.01	0.01
Lead (percent)	1.1	0.9	1.0
Zinc (percent)	2.1	3.5	4.0
Silver (ounces)	14,430,700	33,926,400	32,287,500
Gold (ounces)	12,200	26,200	28,500
Lead (tons)	11,610	41,120	39,540
Zinc (tons)	22,460	157,350	163,130

Inferred Resources (1,2,3)
Total tons	1,299,600	2,835,900	2,440,600
Silver (ounces per ton)	14.8	11.2	10.4
Gold (ounces per ton)	0.005	0.003	0.003
Lead (percent)	1.3	1.1	0.9
Zinc (percent)	2.7	1.8	2.1
Silver (ounces)	19,269,800	31,790,500	25,477,800
Gold (ounces)	6,100	8,600	7,900
Lead (tons)	16,450	32,040	22,380
Zinc (tons)	34,940	51,870	51,000

(1)
Mineral resources are based on $24.00/oz for silver, $2,000/oz for gold, $1.15/lb for lead, $1.35/lb for zinc and are reported in-situ and exclusive of mineral reserves.

(2)
The resource NSR cut-off value for Keno Hill is $134.40/ton ; metallurgical recoveries (actual 2024): 97% for silver, 95% for lead and 87% for zinc. The cut-off grade calculations include costs associated with mining and processing.

(3)
Measured and indicated resources for silver decreased 49% and inferred silver resources decreased 32% from 2023 given conversion to reserves, additional definition drilling and modeling changes.

Casa Berardi

We have wholly owned and operated Casa Berardi since June 2013. Casa Berardi is located 95 kilometers (59 miles) north of La Sarre in the Abitibi Region of northwestern Quebec, Canada at 49°34'0.72”N Latitude, 79°15'56.05”W Longitude (WGS84). The property borders Ontario to the west and covers parts of Casa Berardi, Dieppe, Raymond, D'Estrees, and Puiseaux townships. We report Casa Berardi as a separate segment in our consolidated financial statements. See Note 4 of Notes to Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Casa Berardi for information on its financial performance.

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

Current reserves at the Casa Berardi mine comprise eight zones at the West Mine, spread over a moderate horizontal distance from each other and located at different mine elevations.

The ore at Casa Berardi is extracted using a combination of underground and open pit mining methods. The mill utilizes a combination of gravity recovery for coarse gold and cyanidation for fine gold. The ore is crushed and ground to produce a slurry suitable for the subsequent recovery processes. Crushing and grinding is accomplished by a jaw crusher followed by a SAG mill and ball mill. Coarse gold reports to the gravity circuit consisting of Knelson concentrators followed by high intensity leaching and electrowinning. Fine gold reports to the cyanide leach train. Due to the presence of naturally occurring organic carbon in the ore, the Carbon-In-Leach (“CIL”) approach is used in a cyanidation circuit. Gold is adsorbed onto carbon in the leach train and later desorbed for electrowinning. Sludge from the electrowinning cells is melted in a furnace to produce doré, the final product produced at Casa Berardi. In 2024, the mill processed 1,523,420 tons, for an average of 4,174 tons per day.

For more information, see Exhibit 96.3, the Technical Report Summary on the Casa Berardi Mine, Northwestern Québec, Canada, prepared for the Company by the QP, RESPEC, with an effective date of December 31, 2023.

The employees at Casa Berardi are employees of Hecla Quebec Inc., our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 483 employees at Casa Berardi at December 31, 2024. We also utilize third-party contractors, which use their employees and equipment, for some of the mining activities at Casa Berardi.

The current mine plan at Casa Berardi utilizes estimates of reserves and resources for approximately 12 years of active production by underground and open pit methods of mining.

The net book value of the Casa Berardi property and its associated plant, equipment and mineral interests was approximately $629.0 million as of December 31, 2024. As of December 31, 2024, we have recorded a $17.0 million asset retirement obligation for reclamation and closure costs at Casa Berardi. We maintain a surety bond as financial guarantee for future reclamation and closure work.

Information with respect to the Casa Berardi’s production, total cost of sales, average Cash Cost, After By-product Credits, Per Gold Ounce, AISC, After By-product Credits, Per Gold Ounce, and proven and probable in-situ mineral reserves for the past three years is set forth in the table below.

	Year Ended December 31,
Production	2024	2023	2022
Ore milled (tons)	1,523,420	1,446,488	1,588,739
Gold (ounces)	86,648	90,363	127,590
Silver (ounces)	24,231	22,415	28,289

Total cost of sales	$223,614	$221,341	$248,898
Cash Cost, After By-product Credits, Per Gold Ounce (1)	$1,762	$1,652	$1,478
AISC, After By-product Credits, Per Gold Ounce (1)	$1,990	$2,048	$1,825

Proven Mineral Reserves(2,3,4)
Total tons	5,045,500	4,294,900	4,961,400
Gold (ounces per ton)	0.08	0.09	0.10
Contained gold (ounces)	428,400	386,100	512,300

Probable Mineral Reserves(2,3,4)
Total tons	10,848,400	11,559,400	13,422,600
Gold (ounces per ton)	0.08	0.08	0.08
Contained gold (ounces)	863,400	884,400	1,101,600

Total Proven and Probable Mineral Reserves(2,3,4)
Total tons	15,893,900	15,854,300	18,384,000
Gold (ounces per ton)	0.08	0.08	0.09
Contained gold (ounces)	1,291,800	1,270,500	1,613,900

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

(2)
Proven and Probable mineral reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and refiner payables, and cash operating costs. The average cutoff grade at Casa Berardi is 0.12 ounces per ton for underground reserves and 0.03 ounces per ton for open pit reserves. Our estimates of Proven and Probable reserves are based on the prices of $1,900 per gold.

(3)
Reserves are in-situ materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The proven reserves reported for Casa Berardi for 2024 contain 26,500 tons of stockpiled ore. The 2024 reserve model estimated recoveries using recovery curves generated for each open pit and underground areas. For the Proven and Probable reserves, recoveries are expected to average between 76 to 90% in the open pits and 80 to 86% in the underground stopes.

(4)
There is no significant change in reserves from 2024 compared to 2023 (+2% gold ounces) as mining depletion was largely offset by change in metal price and drilling additions. The change in reserves in 2023 compared to 2022 was due to economic operational decisions to close the East Mine underground, economic re-evaluation of the underground reserves in the West Mine, and the initiation of the transition from underground to entirely open pit mine production.

Information on in-situ mineral resources excluding minerals reserves for Casa Berardi for the past three years is set forth in the following table.

	Years Ended December 31,
	2024	2023	2022
Measured Resources (1,2,3)
Total tons	1,570,000	1,166,300	2,922,400
Gold (ounces per ton)	0.19	0.20	0.19
Gold (ounces)	302,900	235,900	549,700

Indicated Resources (1,2,3)
Total tons	3,647,700	3,359,400	5,193,300
Gold (ounces per ton)	0.16	0.18	0.14
Gold (ounces)	598,200	607,400	707,800

Measured and Indicated Resources (1,2,3)
Total tons	5,217,700	4,525,700	8,115,700
Gold (ounces per ton)	0.17	0.19	0.16
Gold (ounces)	901,100	843,300	1,257,500

Inferred Resources (1,2,3)
Total tons	2,652,600	2,302,700	10,049,200
Gold (ounces per ton)	0.18	0.17	0.08
Gold (ounces)	465,100	395,600	819,800

(1)
Mineral resources are based on $2,000/oz for gold and a USD/CAD exchange rate: 1:1.35 and are reported in-situ and exclusive of mineral reserves.

(2)
The average resource cut-off grades at Casa Berardi are 0.11 oz/ton gold for underground and 0.03 oz/ton for open pit; metallurgical recovery (actual 2024): 85% for gold.

(3)
Measured and indicated mineral gold resources increased 7% and inferred gold resources increased 18% over 2023 given metal prices and drilling additions.

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

All personnel responsible for the management of mineral resource and mineral reserve modeling and approval and reporting of mineral resource and mineral reserve statements are QPs with relevant experience in the type of mineralization and deposit under consideration and in the specific type of activity undertaken for the company. All are eligible members or licensees in good standing of a recognized professional organization based on their academic qualifications and experience and comply with professional standards of competence and ethics. We encourage continuing professional development and training for current QPs as well as others in the Company to develop other QPs within the various departments.

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

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K is included in exhibit 95 to this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange, Inc. under the symbol “HL.” As of February 7, 2025, there were 2,727 stockholders of record of our common stock.

The following table provides information as of December 31, 2024 regarding our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2010 Stock Incentive Plan	—	N/A	10,175,414
Stock Plan for Non-Employee Directors	—	N/A	2,039,789
Key Employee Deferred Compensation Plan	—	N/A	1,665,037
Total	—	N/A	13,880,240

See Note 12 of Notes to Consolidated Financial Statements for information regarding the above plans.

For the years 2023 and 2022, we issued shares of our common stock on multiple occasions to three of our employee benefit plans in order to fund our obligations under those plans. Each issuance was made pursuant to an exemption from registration under the Securities Act pursuant to Section 4(a)(2) of that Act and was followed by the filing of a shelf registration statement on SEC Form S-3 allowing for the public resales of those shares. We did not receive any cash proceeds from any of the above issuances of shares of common stock and nor will we from any resales. The issuances were as follows:

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

The following performance graph compares the performance of our common stock during the period beginning December 31, 2019 and ending December 31, 2024 to the S&P 500 and the Philadelphia Gold and Silver Index. The graph assumes a $100 investment in our common stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments on a quarterly basis throughout the period.

Comparison of 5 Year Cumulative Total Return

Among Hecla Mining Company, the S&P 500, and the Philadelphia Gold and Silver Index

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/19
12/20
12/21
12/22
12/23
12/24
Hecla Mining Company
S&P 500 (GSPC)
Philadelphia Gold and Silver Index (XAU)

Date	Hecla Mining	S&P 500	Philadelphia Gold and Silver Index
December 2019	$100.00	$100.00	$100.00
December 2020	191.37	116.02	134.86
December 2021	155.27	147.26	123.88
December 2022	166.05	118.76	114.67
December 2023	144.40	146.25	117.56
December 2024	$148.60	$181.94	$128.30

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

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program. Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions. See Note 12 of Notes to Consolidated Financial Statements for more information. We made no purchases of our outstanding common stock during the year ended December 31, 2024.

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

Overview

Hecla Mining Company stands as North America's leading silver producer, with a rich heritage dating back to 1891. Our operations at Greens Creek and Lucky Friday, produced 45% of 2023 U.S. silver production, complemented by significant gold production from Casa Berardi and Greens Creek. We began ramp-up of the Keno Hill mill during the second quarter of 2023. Our strategic positioning in the stable jurisdictions of U.S. and Canada provides us with distinct operational advantages and reduced political risk compared to our global peers. Our operational and strategic framework centers on three core pillars:

1.
Sustainable production growth
2.
Resource development
3.
Operational excellence and safety

2024 Highlights

Operational Achievements:

•
Production - Delivered 16.2 million ounces of silver and 141,923 ounces of gold. See Consolidated Results of Operations below for information on total cost of sales, as well as cash costs and AISC, each after by-product credits, per silver and gold ounce for 2024, 2023 and 2022.
•
Lucky Friday Recovery - Successfully restored to full production in the first quarter, delivering 4.9 million ounces of silver, after operations were suspended due to an underground fire in August 2023.
•
Keno Hill Success - Produced 2.8 million ounces of silver, meeting production guidance of 2.7 - 3.0 million ounces, despite reduced fourth quarter throughput due to power conservation measures by Yukon Energy Corp.
•
Diversification Milestone - Copper became a payable metal for Greens Creek, resulting in a new revenue stream that generated $0.4 million of copper sales.

Financial Performance:

•
Revenue Generation - Achieved record sales of $929.9 million.
•
Shareholder Returns - Generated net income applicable to common stockholders of $35.3 million and returned $24.9 million to our common stockholders through dividend payments. Contributing to net income was $50.0 million in insurance proceeds related to the Lucky Friday fire.
•
Continued Investment in Operations - Made capital expenditures of approximately $214.5 million, including $47.8 million at Greens Creek, $49.6 million at Lucky Friday, $60.7 million at Casa Berardi and $54.9 million at Keno Hill.
•
Exploration - Incurred $27.3 million on exploration and pre-development activities.
•
Improved Liquidity - Raised $58.4 million in common stock sales under our ATM program which were utilized to make repayments on our outstanding revolving credit facility balance.

Our average realized prices for silver, gold and zinc increased in 2024 compared to 2023 while lead decreased. Our average realized silver, gold and lead increased while zinc decreased in 2023 compared to 2022. See the Consolidated Results of Operations section below for information on our average realized metals prices for 2024, 2023 and 2022. Lead and zinc represent important by-products at our Greens Creek and Lucky Friday segments, and gold is also a significant by-product at Greens Creek. Copper is a minor by-product credit at Greens Creek, in addition to lead and zinc at Keno Hill.

See the Consolidated Results of Operations section below for a discussion of the factors impacting income applicable to common stockholders for the three years ended December 31, 2024, 2023 and 2022.

Key Issues Impacting our Business

Our current business strategy is to focus our financial and human resources in the following areas:

•
operating our properties safely, in an environmentally responsible and cost-effective manner;
•
strengthen balance sheet to preserve our financial position in varying metals price and operational environments, improve capital allocation framework with a focus on ROIC and increasing free cash flow;
•
improving and optimizing operations at all sites, which includes incurring costs for new technologies and equipment, and implementing standardized systems and processes;
•
optimize asset portfolio and identify growth opportunities;
•
expanding our proven and probable reserves, mineral resources and production capacity at our properties;
•
advancing the development and ramp up of the Keno Hill mine to profitability;
•
seeking opportunities to acquire and invest in mining and exploration properties and companies;
•
advancing permitting of the Libby Exploration project in Montana;
•
enhance ESG performance and risk management systems;
•
build high-performing teams and strengthen organizational capabilities; and
•
maintaining and investing in exploration and pre-development projects in the vicinities of mining districts and projects we believe to be under-explored and under-invested: Greens Creek on Alaska's Admiralty Island located near Juneau; North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; our projects located in two districts in Nevada; our projects in the Keno Hill mining district in the Yukon Territory, Canada; northwestern Montana; and the Republic Mining District in Washington state.

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

Volatility in global financial markets and other factors can pose a significant challenge to our ability to access credit and equity markets, should we need to do so. We utilize forward contracts to manage exposure to declines in the prices of (i) silver, gold, zinc and lead contained in our concentrates that have been shipped but have not yet settled, and (ii) from time to time zinc and lead that we forecast for future concentrate shipments. In addition, we have in place a $225.0 million revolving credit agreement. As of December 31, 2024, $29.2 million of the facility was utilized, with $6.2 million being used for letters of credit, $23.0 million was drawn on the facility, leaving approximately $195.8 million available for borrowing.

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

Consolidated Results of Operations

Total metal sales for the years ended December 31, 2024, 2023 and 2022, and the approximate variances attributed to differences in metals prices, sales volumes and smelter terms, were as follows:

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
2022	$265,054	$298,910	$206,441	$(51,973)	$718,432
Variances - 2023 versus 2022:
Price	19,682	18,044	(2,897)	(624)	34,205
Volume	17,548	(42,343)	(14,586)	148	(39,233)
Smelter terms	—	—	—	1,540	1,540
2023	302,284	274,611	188,958	(50,909)	714,944
Variances - 2024 versus 2023:
Price	76,019	61,309	(2,873)	10,743	145,198
Volume	35,677	(17,664)	32,321	(2,485)	47,849
Smelter terms	—	—	—	1,378	1,378
2024	$413,980	$318,256	$218,406	$(41,273)	$909,369

Average market and realized metals prices for 2024, 2023 and 2022 were as follows:

		Average price for the year ended December 31,
		2024	2023	2022
Silver	Realized price per ounce	$28.58	$23.33	$21.53
	London PM Fix ($/ounce)	28.24	23.39	21.75
Gold	Realized price per ounce	2,403	1,939	1,803
	London PM Fix ($/ounce)	2,387	1,943	1,801
Lead	Realized price per pound	0.97	1.03	1.01
	LME Final Cash Buyer ($/pound)	0.94	0.97	0.98
Zinc	Realized price per pound	1.37	1.35	1.41
	LME Final Cash Buyer ($/pound)	$1.26	$1.20	$1.58
Copper	Realized price per pound	4.20	—	—
	LME Final Cash Buyer ($/pound)	$4.15	NA	NA

Average realized prices differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices. Due to the time elapsed between shipment of concentrates and final settlement with customers, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement. For 2024 and 2023, we recorded net positive price adjustments to provisional settlements of $22.9 million and $18.2 million, respectively, and $20.8 million in net negative price adjustments to provisional settlements in 2022. The price adjustments related to silver, gold, zinc and lead contained in our concentrate sales were partially offset by gains and losses on forward contracts for those metals for each year (see Note 10 of Notes to Consolidated Financial Statements for more information). The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc. Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in products sold during the period.

Total metals production and sales volumes for each period are shown in the following table:

		Year Ended December 31,
		2024	2023	2022
Silver -	Ounces produced	16,169,930	14,342,863	14,182,987
	Payable ounces sold	14,485,158	12,955,006	12,311,595
Gold -	Ounces produced	141,923	151,259	175,807
	Payable ounces sold	132,442	141,602	165,818
Lead -	Tons produced	52,515	40,347	48,713
	Payable tons sold	44,795	35,429	41,423
Zinc -	Tons produced	66,308	60,579	64,748
	Payable tons sold	47,593	43,050	43,658
Copper -	Tons produced	1,874	1,823	1,904
	Payable tons sold	50	—	—

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

Sales, total cost of sales, gross profit (loss), Cash Cost, After By-product Credits, per Ounce (“Cash Cost”) (non-GAAP) and AISC (non-GAAP) at our operating units for 2024, 2023 and 2022 were as follows (in thousands, except for Cash Cost and AISC):

	Silver				Gold
	Greens Creek	Lucky Friday	Keno Hill	Total Silver (2)	Casa Berardi	Other (3)	Total Gold
2024:
Sales	$421,574	$203,154	$74,962	$699,690	$209,679	$20,556	$230,235
Total cost of sales	(268,127)	(144,485)	(74,962)	(487,574)	(223,614)	(20,527)	(244,141)
Gross profit (loss)	$153,447	$58,669	$—	$212,116	$(13,935)	$29	$(13,906)
Cash Cost, After By-product Credits, per Silver or Gold Ounce (1)	$(0.05)	$7.80		$2.72	$1,762		$1,762
AISC, After By-product Credits, per Silver or Gold Ounce (1)	$5.65	$16.50		$13.06	$1,990		$1,990
2023:
Sales	$384,504	$116,284	$35,518	$536,306	$177,678	$6,243	$183,921
Total cost of sales	(259,895)	(84,185)	(35,518)	(379,598)	(221,341)	(6,339)	(227,680)
Gross profit (loss)	$124,609	$32,099	$—	$156,708	$(43,663)	$(96)	$(43,759)
Cash Cost, After By-product Credits, per Silver or Gold Ounce (1)	$2.53	$5.51		$3.23	$1,652		$1,652
AISC, After By-product Credits, per Silver or Gold Ounce (1)	$7.14	$12.21		11.76	$2,048		$2,048
2022:
Sales	$335,062	$147,814	$—	$482,876	$235,136	$893	$236,029
Total cost of sales	(232,718)	(116,598)	—	(349,316)	(248,898)	(4,535)	(253,433)
Gross profit (loss)	$102,344	$31,216	$—	$133,560	$(13,762)	$(3,642)	$(17,404)
Cash Cost, After By-product Credits, per Silver or Gold Ounce (1)	$0.70	$5.06		$2.06	$1,478		$1,478
AISC, After By-product Credits, per Silver or Gold Ounce (1)	$5.17	$12.86		$10.66	$1,773		$1,773

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

(2)
The calculation of AISC for our consolidated silver properties includes corporate costs for general and administrative expense, sustaining capital and production, and related costs and sustaining capital expenditures for Lucky Friday excluding costs incurred during suspension of production from August 2023 until the resumption of operations on January 9, 2024.

(3)
Other includes $20.6 million of sales and $20.5 million in total cost of sales for the year ended December 31, 2024; $6.2 million of sales and $6.3 million of total cost of sales for the year ended December 31, 2023; and $0.9 million of sales and $4.5 million of total cost of sales for the year ended December 31, 2022 related to the Company's environmental services business and Nevada.

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

We periodically review our revenues to ensure that reporting of primary products and by-products is appropriate. Because for Greens Creek, Lucky Friday and Keno Hill we consider zinc, lead, gold and copper to be by-products of our silver production, the values of these metals from Greens Creek and Keno Hill only offset operating costs within our calculations of Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce. We currently do not report Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for our Keno Hill operation as it is in the production ramp-up phase and has not met our definition of commercial production. We define an operation as being in commercial production upon achievement of the following criteria:

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

As Keno Hill has not yet been determined to be in commercial production, it's costs and by-product credits are excluded from our consolidated Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce because (i) by definition it has not reached the sustaining stage and (ii) including its costs and by-product credits we believe would distort consolidated Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce of our operating silver mines that are in commercial production and operating as designed, and not facilitate a meaningful comparison of our performance versus that of our peers.

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

For the year ended December 31, 2024, we reported net income applicable to common stockholders of $35.3 million compared to a net loss of $84.8 million and net loss of $37.9 million in 2023 and 2022, respectively. The following factors contributed to those differences:

•
Variances in gross profit (loss) at our operations as illustrated in the table above. See the Greens Creek, Lucky Friday, Keno Hill, and Casa Berardi sections below.

•
General and administrative costs were $45.4 million, $42.7 million and $43.4 million in 2024, 2023 and 2022 respectively. The increase in 2024 of $2.7 million reflects non-recurring costs associated with the former CEO's retirement. The decrease in 2023 of $0.7 million reflects lower incentive compensation accruals compared to 2022 partially offset by annual compensation adjustments effective July 1.

•
Exploration and pre-development expense was $27.3 million, $32.5 million and $46.0 million in 2024, 2023 and 2022, respectively. In 2024 exploration and pre-development expense decreased by $5.2 million as exploration activities were focused primarily at Greens Creek and Keno Hill, with additional pre-development work at the Libby Exploration project.

•
Provision for closed operations and environmental matters was $6.8 million in 2024 compared to $7.6 million in 2023 and $8.8 million in 2022. The decrease of $0.8 million for 2024 compared to 2023 was due to the recognition of an additional reclamation provision at Johnny M in 2023. The decrease of $1.2 million for 2023 compared to 2022 is primarily due to less reclamation activities at Johnny M in 2023 compared to 2022.

•
During 2024 we recorded a $14.5 million write down of property, plant and equipment which had no salvage value. Of this amount, $13.9 million related to the Lucky Friday remote vein miner machine for which (i) we no longer had a use following the success of the UCB mining method at Lucky Friday, (ii) we had been unsuccessful in locating a buyer, and (iii) the vendor advised us during the period that it would discontinue support for the program.

•
Ramp-up and suspension costs for the years ended December 31, 2024, 2023 and 2022 are summarized in the table below (in thousands)

	Year Ended December 31,
	2024	2023	2022
Keno Hill	$26,754	$29,793	$2,254
Lucky Friday	2,207	25,548	—
Nevada	12,304	16,549	19,743
Casa Berardi	—	2,228	—
San Sebastian	2,042	2,134	2,117
Total ramp-up and suspension costs	$43,307	$76,252	$24,114

The costs incurred at Keno Hill during all periods were to ramp it up to full production. The costs incurred at Lucky Friday in 2024 ($2.2 million) were to ramp it up to full production, while in 2023, $25.5 million related to the suspension of production following the underground fire that occurred in the #2 shaft. $2.2 million was incurred at Casa Berardi due its operations being suspended for 20 days in June, 2023 due to Quebec wildfires. The costs incurred at San Sebastian and Nevada are holding costs as all operations at these sites were suspended during these periods.

•
Other operating income was $45.5 million, $1.4 million and an expense of $6.3 million in 2024, 2023 and 2022, respectively. The income in 2024 is primarily related to the Lucky Friday business interruption insurance proceeds of $50 million related to the aforementioned fire. The income in 2023 compared to the expense in 2022 was primarily due to the receipt of $5.9 million in insurance proceeds in May related to an insurance coverage lawsuit.

•
Fair value adjustments, net resulted in a loss of $2.2 million, gain of $2.9 million, and losses of $4.7 million in 2024, 2023 and 2022, respectively. The components for each period are summarized in the following table (in thousands):

	Year Ended December 31,
	2024	2023	2022
Loss (gain) on derivative contracts	$(5,907)	$3,168	$844
Unrealized gain (loss) on investments in equity securities	3,703	(243)	(5,632)
Gain on disposition or exchange of investments	—	—	65
Total fair value adjustments, net	$(2,204)	$2,925	$(4,723)

•
Net foreign exchange gain of $7.6 million in 2024, compared to a loss of $3.8 million and gain of $7.2 million in 2023 and 2022, respectively, on translation of our monetary assets and liabilities at Casa Berardi, Keno Hill and San Sebastian.

•
Interest expense of $49.8 million, $43.3 million and $42.8 million in 2024, 2023 and 2022, respectively. The interest in 2024, 2023 and 2022 was primarily related to our Senior Notes with 2024 also including interest expense of $9.3 million on amounts drawn on our revolving credit facility.

•
Income and mining tax provision of $30.4 million in 2024, compared to a provision of $1.2 million and benefit of $7.6 million in 2023 and 2022, respectively.

Greens Creek

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2024	2023	2022
Sales	$421,574	$384,504	$335,062
Cost of sales and other direct production costs	(214,677)	(205,900)	(183,807)
Depreciation, depletion and amortization	(53,450)	(53,995)	(48,911)
Total cost of sales	(268,127)	(259,895)	(232,718)
Gross Profit	$153,447	$124,609	$102,344

Tons of ore milled	895,318	914,796	881,445
Production:
Silver (ounces)	8,480,877	9,731,752	9,741,935
Gold (ounces)	55,275	60,896	48,216
Lead (tons)	18,320	19,578	19,480
Zinc (tons)	51,288	51,496	52,312
Copper (tons)	1,874	1,823	1,904
Payable metal quantities sold:
Silver (ounces)	7,331,502	8,493,040	8,234,010
Gold (ounces)	45,201	49,790	35,508
Lead (tons)	13,706	15,247	14,762
Zinc (tons)	36,725	36,042	34,856
Copper (tons)	50	—	—
Ore grades:
Silver ounces per ton	11.99	13.31	13.64
Gold ounces per ton	0.09	0.09	0.08
Lead percent	2.52	2.60	2.68
Zinc percent	6.41	6.35	6.69
Copper percent	0.27	0.26	0.28
Total production cost per ton	$216.15	$204.20	$196.73
Cash Cost, After By-product Credits, per Silver Ounce (1)	$(0.05)	$2.53	$0.70
AISC, After By-Product Credits, per Silver Ounce (1)	$5.65	$7.14	$5.17
Capital additions	$47,795	$43,542	$36,898

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

Gross profit increased by $28.8 million to $153.4 million in 2024 from $124.6 million in 2023, due to higher realized prices for all metals sold other than lead, partly offset by lower sales volumes for all metals, except zinc, and higher production costs which primarily consist of higher labor and contractor costs and higher equipment maintenance. See Item 1A. Risk Factors - Our profitability could be affected by inflation, including the prices of other commodities for a discussion of certain risks related to our operations profitability.

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

Capital additions increased by $4.3 million in 2024 to $47.8 million compared to 2023. Significant components of the 2024 capital additions were $15.1 million on mobile equipment, a $5.3 million increase over 2023, $16.9 million on mine and primary ore access development, $6.5 million of definition drilling, and $3.8 million towards a concentrator.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2024 compared to 2023 and 2022:

Year Ended December 31,
2024
2023
2022
15.00
5.00
-5.00
-15.00
-25.00
-35.00
11.30
9.23
8.48
4.04
3.62
3.46
7.59
6.46
5.94
3.10
4.21
3.88
1.16
1.33
1.44
-27.24
-22.32
-22.50
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2024	2023	2022
Cash Cost, Before By-product Credits, per Silver Ounce	$27.19	$24.85	$23.20
By-product credits per silver ounce	(27.24)	(22.32)	(22.50)
Cash Cost, After By-product Credits, per Silver Ounce	$(0.05)	$2.53	$0.70

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2024	2023	2022
AISC, Before By-product Credits, per Silver Ounce	$32.89	$29.46	$27.67
By-product credits per silver ounce	(27.24)	(22.32)	(22.50)
AISC, After By-product Credits, per Silver Ounce	$5.65	$7.14	$5.17

The decrease in Cash Cost, After By-product Credits, per Silver Ounce in 2024 compared to 2023 was primarily due to higher by-product credits, primarily due to higher realized gold prices, partly offset by lower silver production due to 7 days of unplanned maintenance on the Semi-Autogenous Grinding ("SAG") mill variable frequency drive and lower grade material mined and higher production costs primarily related to higher labor and contractor costs driven by inflation and higher equipment maintenance costs.

AISC, After By-product Credits, decreased due to lower cash costs per ounce, partly offset by higher sustaining capital expenditures in 2024. The increase in Cash Cost and AISC, each After By-product Credits, per Silver Ounce in 2023 compared to 2022 was primarily due to higher production costs related to labor, maintenance and consumables and lower by-product credits.

Lucky Friday

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2024	2023	2022
Sales	$203,154	$116,284	$147,814
Cost of sales and other direct production costs	(103,436)	(59,860)	(82,894)
Depreciation, depletion and amortization	(41,049)	(24,325)	(33,704)
Total cost of sales	(144,485)	(84,185)	(116,598)
Gross profit	$58,669	$32,099	$31,216

Tons of ore milled	406,541	231,129	356,907
Production:
Silver (ounces)	4,890,949	3,086,119	4,412,764
Lead (tons)	31,265	19,543	29,233
Zinc (tons)	13,513	7,944	12,436
Payable metal quantities sold:
Silver (ounces)	4,506,632	3,020,116	4,039,435
Lead (tons)	28,577	19,079	26,660
Zinc (tons)	9,735	6,160	8,802
Ore grades:
Silver ounces per ton	12.70	14.00	13.00
Lead percent	8.20	8.90	8.70
Zinc percent	3.90	4.10	3.90
Total production cost per ton	$245.19	$218.45	$223.55
Cash Cost, After By-product Credits, per Silver Ounce (1)	$7.80	$5.51	$5.06
AISC, After By-product Credits, per Silver Ounce (1)	$16.50	$12.21	$12.86
Capital additions	$49,592	$65,337	$50,992

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

During August 2023, the production at the mine was suspended due to a fire that occurred while repairing an unused station in the #2 ventilation shaft, which is also the secondary egress (required by MSHA regulations). By early September, the fire had been extinguished, normal ventilation was reestablished and the workforce recalled. Following evaluation of alternatives, it was determined that in order to safely bring the mine back into production in the most rapid and cost effective way, a new secondary egress needed to be developed to bypass the damaged portion of the #2 shaft. The new egress involved extending an existing ramp 1,600 feet, installing a 290-foot-long manway raise, and developing an 850 foot ventilation raise. This work resulted in operations being suspended for the remainder of 2023, with the mine restarting production on January 9, 2024, and ramping up to full production during the first quarter. The Company has property and business interruption insurance coverage with an underground sub-limit of $50.0 million, and received the full coverage amount of $50.0 million in 2024. The discussion of Lucky Friday's results below for the years ended December 31, 2024 and 2023 has been impacted by this prior suspension of operations.

Gross profit in 2024 of $58.7 million, was $26.6 million higher than 2023, primarily due to higher realized prices for silver, and higher sales volumes for all metals produced due to the suspension of mining operations mentioned above. For the year ended December 31, 2024, $2.2 million of site specific suspension costs were included within Ramp-up and suspension costs on our consolidated statements of operations and comprehensive income (loss), compared to $25.5 million in 2023.

Gross profit in 2023 of $32.1 million, was $0.9 million higher than 2022, due to higher grades, higher realized silver and lead prices and higher tons milled per day prior to the shutdown in August 2023 compared to 2022. As mentioned above, in 2023, $25.5 million of site specific suspension costs were included within Ramp-up and suspension costs.

Total capital additions decreased by $15.7 million in 2024 to $49.6 million compared to 2023 as the prior year contained investments made to support sustained higher throughput and costs incurred to build the secondary egress following the August 2023 fire. Capital expenditures decreased as the prior year included expenditures for the installation of a service hoist, coarse ore bunker and shaft and related infrastructure.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2024, 2023 and 2022.

Year Ended December 31,
2024
2023
2022
25.00
20.00
15.00
10.00
5.00
0.00
-5.00
-10.00
-15.00
-20.00
-25.00
8.59
8.30
7.73
2.48
2.71
1.98
9.21
5.54
8.37
3.12
3.56
4.22
1.08
1.34
0.93
-16.68
-15.94
-18.17
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2024	2023	2022
Cash Cost, Before By-product Credits, per Silver Ounce	$24.48	$21.45	23.23
By-product credits per silver ounce	(16.68)	(15.94)	(18.17)
Cash Cost, After By-product Credits, per Silver Ounce	$7.80	$5.51	$5.06

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2024	2023	2022
AISC, Before By-product Credits, per Silver Ounce	$33.18	$28.15	$31.03
By-product credits per silver ounce	(16.68)	(15.94)	(18.17)
AISC, After By-product Credits, per Silver Ounce	$16.50	$12.21	$12.86

The increase in Cash Cost and AISC, each After By-product Credits, per Silver Ounce in 2024 compared to 2023 was due to higher production costs, and higher sustaining capital for AISC, partly offset by higher silver production and higher by-product credits. The increase in Cash Cost, After By-product Credits, per Silver Ounce in 2023 compared to 2022 was due to lower by-product credits in 2023. The decrease in AISC, After By-product Credits, per Silver Ounce in 2023 compared to 2022 was due lower sustaining capital expenditures.

Keno Hill

Dollars are in thousands (except per ounce and per ton amounts)	Year Ended December 31,
	2024	2023
Sales	$74,962	$35,518
Cost of sales and other direct production costs	(58,826)	(31,241)
Depreciation, depletion and amortization	(16,136)	(4,277)
Total cost of sales	(74,962)	(35,518)
Gross profit	$—	$—
Tons of ore milled	109,292	56,331
Production:
Silver (ounces)	2,773,873	1,502,577
Lead (tons)	2,930	1,225
Zinc (tons)	1,507	1,139
Payable metal quantities sold:
Silver (ounces)	2,623,469	1,419,173
Lead (tons)	2,513	848
Zinc (tons)	1,132	1,102
Ore grades:
Silver ounces per ton	26.2	27.7
Lead percent	2.8%	2.3%
Zinc percent	1.6%	2.5%
Capital additions	$54,869	$44,672

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

We acquired our Keno Hill operations as part of the Alexco acquisition in September 2022 and have focused on development activities and began ramp-up of the mill during the second quarter of 2023. The average throughput during the year ended December 31, 2024, was 299 tons per day (the mine is currently permitted to a maximum of an average of 440 tons per day), with silver grades milled of 26.2 ounces per ton. Mill throughput was negatively impacted by events beginning in late August, 2024, and continuing into 2025 as described below.

From commencement of production until late August, 2024, ore production and mill throughput generally increased as planned, leading to increased levels of production (though still not reaching profitability or the permitted capacity at the mill). However, production was paused between August 27 and October 26 as a consequence of the heap leach failure at Victoria Gold’s Eagle Mine in late June 2024. This failure had several immediate and ongoing impacts on our operations. The primary impact was we were forced to suspend milling operations at Keno Hill on August 27 due to delays in receiving an authorization for mill construction and a permit modification Keno Hill’s dry stack tailings storage facility (“DSTF”). The delayed authorization and permit were a result of the focus of the Yukon Government (“YG”) and the First Nation of Na-Cho Nyäk Dun (“FNNND”) on Eagle Mine incident response and not on routine permitting matters. Mill operations resumed on October 26, 2024 after receiving the authorization and modification and completing related design and construction work on the DSTF. A second impact of the Eagle Mine incident was the expression of strong positions by the FNNND on continuing and future mining activities at projects within their Traditional Territory, where Keno Hill (and Eagle Mine) is located, including a call to halt mining production. We are committed to responsible and sustainable mining that governments and local communities support, including the FNNND. As such, we project that the matters described in this paragraph will impact production at Keno in 2025 as discussed below.

In late October 2024, Yukon Energy experienced a turbine failure at its hydroelectric plant in Whitehorse that it does not expect to repair until summer 2025. In published reports, the failed turbine is responsible for meeting as much as 40% of the winter demand for power in the Yukon Territory. That failure, combined with cold temperatures in the Yukon (and the resulting increase in demand for power), has caused Yukon Energy to throttle power to Keno Hill, which does not have sufficient backup generation capacity to fully power the mine and the mill. As a result, on several occasions in late 2024, Keno Hill had insufficient power to run the mine and the mill. We estimate that this caused us in the fourth quarter to incur (i) a loss of approximately 130,000 ounces of silver production and (ii) labor costs for idled employees of approximately $500,000.

Power curtailment at Keno Hill has persisted into 2025, resulting in at least 8 days of operational stoppage as of the date of this report. We anticipate these disruptions will continue through the first quarter of 2025 due to cold temperatures and regional power supply constraints. Considering these power challenges, along with ongoing discussions with the YG and the FNNND regarding the Eagle Mine incident, we project 2025 silver production to remain comparable to 2024 levels, with growth expected to resume in 2026. In 2025, the Company's environmental remediation services group is also expected to increase construction activities, adding incremental demand on Keno Hill's infrastructure and resources. The projected flat production levels at Keno Hill for 2025 should allow us to focus on stakeholder outreach and ensuring we have local support for increasing production levels by 2026, as well as permitting, infrastructure and capital projects.

As stated above, Keno Hill has not been profitable for us at current throughput rates and prices. We estimate that to become profitable at current metals prices, throughput rates would need to reach approximately 500 to 600 tons per day, which would require permit modifications or new permits and significant capital expenditures. See Item 1A. Risk Factors - We may not realize all of the anticipated benefits from our acquisitions, including our 2022 acquisition of Alexco.

During the year ended December 31, 2024, Keno Hill recorded sales and total cost of sales of $75.0 million, related to the concentrate produced and sold during the ramp up. During the year ended December 31, 2024, $26.8 million of site specific ramp up costs were included within Ramp-up and suspension costs and $7.8 million of site specific exploration costs were included within Exploration and pre-development as reported on our consolidated statements of operations and comprehensive income (loss). During the year ended December 31, 2024, Keno Hill recorded capital additions of $54.9 million, of which $28.1 million related to mine development, $8.8 million related to the DSTF, $5.9 million related to mine mobile equipment, $3.2 million for camp upgrades and $2.9 million for the surface backfill plant.

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

Casa Berardi

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2024	2023	2022
Sales	$209,679	$177,678	$235,136
Cost of sales and other direct production costs	(150,779)	(155,304)	(187,936)
Depreciation, depletion and amortization	(72,835)	(66,037)	(60,962)
Total cost of sales	(223,614)	(221,341)	(248,898)
Gross loss	$(13,935)	$(43,663)	$(13,762)

Tons of ore milled	1,523,420	1,446,488	1,588,739
Production:
Gold (ounces)	86,648	90,363	127,590
Silver (ounces)	24,231	22,415	28,289
Payable metal quantities sold:
Gold (ounces)	87,242	91,268	130,245
Silver (ounces)	23,554	22,566	31,788
Ore grades:
Gold ounces per ton	0.07	0.07	0.09
Silver ounces per ton	0.02	0.02	0.02
Total production cost per ton	$100.58	$104.75	$117.89
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,762	$1,652	$1,478
AISC, After By-product Credits, per Gold Ounce (1)	$1,990	$2,048	$1,773
Capital additions	$60,704	$70,056	$39,667

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

As part of the transition of the Casa Berardi mine from a combined underground and open pit operation to an open pit only operation, mining is ongoing at the 160 open pit, but the lower margin east mine underground operations were closed in July 2023 and, the only underground mining since July 2023 has been at the higher margin stopes of the west underground mine, which will be mined until they are exhausted (expected to occur in mid-2025), at which time most underground activity is expected to cease. Following the halt to underground mining, Casa Berardi is expected to only produce gold from the 160 open pit, and at lower volumes than historic production levels, with production expected to conclude at the 160 open pit in 2027. We forecast a gap in production commencing in 2027 and lasting until 2032 or later, when no ore is expected to be mined and no revenue is expected. During this hiatus, our focus is expected to be on investing in infrastructure and equipment, permitting and de-watering and stripping two expected new open pits, Principal and West Mine Crown Pillar. If we are able to successfully permit, design and construct the new open pits, then upon conclusion of the hiatus, the mine is expected to generate significant free cash flow at current gold prices.

Gross loss decreased by $29.7 million to $13.9 million in 2024 compared to $43.7 million in 2023. The decrease in gross loss primarily relates to an increase in realized gold prices, partly offset by lower gold sales volumes. For 2024, the benefit of lower production costs due to the closure of the east mine in July 2023, was largely offset by increased depreciation expense from the accelerated amortization of the west underground mine in the first half of 2024. See Item 1A. Risk Factors - Our profitability could be affected by inflation, including the prices of other commodities for a discussion of certain risks related to our operation's profitability.

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

Although Casa Berardi generated gross profits during the third and fourth quarter of 2024, it has generated gross losses for the last three years (including 2024) and for eight of the last ten quarters. This lack of profitability, the expected hiatus in future production discussed above, the uncertainty surrounding permitting and pit design and construction, and the time involved to resolve these uncertainties, has caused us to undertake a review of how Casa Berardi fits into the Company's future strategy. While it is possible we may continue down the path towards future production at the Principal and West Mine Crown Pillar pits, we are also examining potential strategic alternatives.

Total capital additions decreased by $9.4 million in 2024 compared to 2023 as the prior year contained a significant amount of purchases of new surface fleet equipment as the mine transitioned from an underground to an open pit operation. The majority of 2024 capital expenditures consisted of tailings dam construction costs. Total capital additions increased by $30.4 million in 2023 compared to 2022 primarily due to purchases of new surface fleet equipment, as mentioned above, and the construction of tailings storage facilities. Significant components of 2023 capital expenditures were tailings dam construction costs of $41.0 million, $18.2 million on machinery and equipment, and $11.2 million on development.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for 2024, 2023 and 2022:

Year Ended December 31,
2024
2023
2022
1,400
1,200
1,000
800
600
400
200
-
(200)
1,086
1,207
1,106
409
395
338
275
56
39
(8)
(6)
(5)
Mining
Milling
Other cash costs
By-product credits

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Years Ended December 31,
	2024	2023	2022
Cash Cost, Before By-product Credits, per Gold Ounce	$1,770	$1,658	$1,483
By-product credits per gold ounce	(8)	(6)	(5)
Cash Cost, After By-product Credits, per Gold Ounce	$1,762	$1,652	$1,478

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Years Ended December 31,
	2024	2023	2022
AISC, Before By-product Credits, per Gold Ounce	$1,998	$2,054	$1,778
By-product credits per gold ounce	(8)	(6)	(5)
AISC, After By-product Credits, per Gold Ounce	$1,990	$2,048	$1,773

The increase in Cash Cost, After By-product Credits, per Gold Ounce for 2024 compared to 2023 and 2022 was primarily driven by lower gold production, partly offset by lower production costs due to the cessation of underground mining of the east mine in July 2023. The decrease in AISC, After By-product Credits, per Gold Ounce for 2024 compared to 2023 is primarily due to sustaining capital expenditures that were $16.0 million lower, primarily resulting from lower deferred development costs.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans, while providing a significant benefit to our employees, have historically represented a significant liability to us. During 2024, the funded status of our plans assets decreased to $16.3 million at December 31, 2024 from $27.5 million at December 31, 2023. We do not expect to be required to contribute to our defined benefit plans in 2025, but we may choose to do so. See Note 6 of Notes to Consolidated Financial Statements for more information. We periodically examine the defined benefit pension plans and supplemental excess retirement plan for affordability and competitiveness.

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

Our organizational structure requires us to have two U.S. tax groups that do not consolidate. Hecla Mining Company and subsidiaries (“Hecla U.S. Group”) has a net deferred tax liability of $21.7 million at December 31, 2024 compared to a net deferred tax asset of $2.9 million at December 31, 2023. The decrease of $24.6 million is primarily related to utilization of tax loss carryforwards.

Klondex Mines Ltd (“Klondex”) is a separate U.S. tax group (“Nevada U.S. Group”) that has a net deferred tax liability of $30.8 million and $30.8 million at December 31, 2024 and 2023, respectively.

Our net Canadian deferred tax liability at December 31, 2024 was $57.8 million, a decrease of $16.3 million from the $74.1 million net deferred tax liability at December 31, 2023. The decrease was due to current period activity.

Our Mexican net deferred tax asset at December 31, 2024 remains at zero with no change from December 31, 2023. The valuation allowance decreased to $11.6 million due to utilization and expiration of deferred tax assets at our operations in Mexico.

As a result of the Tax Cuts and Jobs Act (“TCJA”) enacted in December 2017, under Internal Revenue Code Section 174, a requirement to capitalize and amortize research and experimental expenditures for tax years beginning after December 31, 2021 is now effective. This modification has not had a material impact.

As discussed in Note 7 of Notes to Consolidated Financial Statements, our effective tax rate for 2024 was 46%, reflecting a tax expense of $30.4 million on pre-tax income of $66.2 million, compared to a negative 1% for 2023, reflecting a tax expense of $1.2 million on a pre-tax loss of $83.0 million. We are subject to income taxes in the United States and other foreign jurisdictions. The overall effective tax rate will continue to be dependent upon the geographic distribution of our earnings in different jurisdictions, the U.S. deduction for percentage depletion, fluctuation in foreign currency exchange rates and deferred tax asset valuation allowance changes. As a result, the 2025 effective tax rate could vary significantly from that of 2024. The other relevant provisions of the TCJA that became effective in 2018 consist of global intangible low-taxed income tax and base erosion and anti-abuse tax; however, these provisions have not had a material impact.

Reconciliation of Total Cost of Sales to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations and for the Company for the years ended December 31, 2024, 2023 and 2022.

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

In thousands (except per ounce amounts)	Year Ended December 31, 2024
	Greens Creek	Lucky Friday	Keno Hill	Corporate(2)	Total Silver
Total cost of sales	$268,127	$144,485	$74,962	$—	$487,574
Depreciation, depletion and amortization	(53,450)	(41,049)	(16,136)	—	(110,635)
Treatment costs	26,266	14,456	—	—	40,722
Change in product inventory	(5,858)	2,090	—	—	(3,768)
Reclamation and other costs	(4,481)	(2,806)	—	—	(7,287)
Exclusion of Lucky Friday cash costs (8)	—	(3,634)	—	—	(3,634)
Exclusion of Keno Hill cash costs (6)	—	—	(58,826)	—	(58,826)
Cash Cost, Before By-product Credits (1)	230,604	113,542	—	—	344,146
Reclamation	3,141	891	—	—	4,032
Sustaining capital	45,214	44,864	—	1,532	91,610
Exclusion of Lucky Friday sustaining costs (8)	—	(5,396)	—	—	(5,396)
General and administrative	—	—	—	45,405	45,405
AISC, Before By-product Credits (1)	278,959	153,901	—	46,937	479,797
By-product credits:
Zinc	(89,088)	(26,244)	—	—	(115,332)
Gold	(115,189)	—	—	—	(115,189)
Lead	(26,374)	(55,042)	—	—	(81,416)
Copper	(409)	—	—	—	(409)
Exclusion of Lucky Friday by-product credits (8)	—	3,943	—	—	3,943
Total By-product credits	(231,060)	(77,343)	—	—	(308,403)
Cash Cost, After By-product Credits	$(456)	$36,199	$—	$—	$35,743
AISC, After By-product Credits	$47,899	$76,558	$—	$46,937	$171,394
Ounces produced	8,481	4,891			13,372
Exclusion of Lucky Friday ounces produced (8)	—	(253)			(253)
Divided by silver ounces produced	8,481	4,638			13,119
Cash Cost, Before By-product Credits, per Silver Ounce	$27.19	$24.48			$26.23
By-product credits per ounce	(27.24)	(16.68)			(23.51)
Cash Cost, After By-product Credits, per Silver Ounce	$(0.05)	$7.80			$2.72
AISC, Before By-product Credits, per Silver Ounce	$32.89	$33.18			$36.57
By-product credits per ounce	(27.24)	(16.68)			(23.51)
AISC, After By-product Credits, per Silver Ounce	$5.65	$16.50			$13.06

In thousands (except per ounce amounts)	Year Ended December 31, 2024
	Casa Berardi	Other(4)	Total Gold and Other
Total cost of sales	$223,614	$20,527	$244,141
Depreciation, depletion and amortization	(72,835)	—	(72,835)
Treatment costs	153	—	153
Change in product inventory	3,269	—	3,269
Reclamation and other costs	(823)	—	(823)
Exclusion of Other costs	—	(20,527)	(20,527)
Cash Cost, Before By-product Credits (1)	153,378	—	153,378
Reclamation and other costs	823	—	823
Sustaining capital	18,963	—	18,963
AISC, Before By-product Credits (1)	173,164	—	173,164
By-product credits:
Silver	(683)	—	(683)
Total By-product credits	(683)	—	(683)
Cash Cost, After By-product Credits	$152,695	$—	$152,695
AISC, After By-product Credits	$172,481	$—	$172,481
Divided by gold ounces produced	87		87
Cash Cost, Before By-product Credits, per Gold Ounce	$1,770	$—	$1,770
By-product credits per ounce	(8)	—	(8)
Cash Cost, After By-product Credits, per Gold Ounce	$1,762	$—	$1,762
AISC, Before By-product Credits, per Gold Ounce	$1,998	$—	$1,998
By-product credits per ounce	(8)	—	(8)
AISC, After By-product Credits, per Gold Ounce	$1,990	$—	$1,990

In thousands (except per ounce amounts)	Year Ended December 31, 2024
	Total Silver	Total Gold and Other	Total
Total cost of sales	$487,574	$244,141	$731,715
Depreciation, depletion and amortization	(110,635)	(72,835)	(183,470)
Treatment costs	40,722	153	40,875
Change in product inventory	(3,768)	3,269	(499)
Reclamation and other costs	(7,287)	(823)	(8,110)
Exclusion of Lucky Friday cash costs (8)	(3,634)	—	(3,634)
Exclusion of Keno Hill cash costs (6)	(58,826)	—	(58,826)
Exclusion of Nevada and Other costs	—	(20,527)	(20,527)
Cash Cost, Before By-product Credits (1)	344,146	153,378	497,524
Reclamation and other costs	4,032	823	4,855
Sustaining capital	91,610	18,963	110,573
Exclusion of Lucky Friday sustaining costs (8)	(5,396)	—	(5,396)
General and administrative	45,405	—	45,405
AISC, Before By-product Credits (1)	479,797	173,164	652,961
By-product credits:
Zinc	(115,332)	—	(115,332)
Gold	(115,189)	—	(115,189)
Lead	(81,416)	—	(81,416)
Copper	(409)	—	(409)
Silver	—	(683)	(683)
Exclusion of Lucky Friday by-product credits (8)	3,943	—	3,943
Total By-product credits	(308,403)	(683)	(309,086)
Cash Cost, After By-product Credits	$35,743	$152,695	$188,438
AISC, After By-product Credits	$171,394	$172,481	$343,875
Ounces produced	$13,372	$87
Exclusion of Lucky Friday ounces produced (8)	(253)	—
Divided by ounces produced	13,119	87
Cash Cost, Before By-product Credits, per Ounce	$26.23	$1,770
By-product credits per ounce	(23.51)	(8)
Cash Cost, After By-product Credits, per Ounce	$2.72	$1,762
AISC, Before By-product Credits, per Ounce	$36.57	$1,998
By-product credits per ounce	(23.51)	(8)
AISC, After By-product Credits, per Ounce	$13.06	$1,990

In thousands (except per ounce amounts)	Year Ended December 31, 2023
	Greens Creek	Lucky Friday	Keno Hill	Corporate(2)	Total Silver
Total cost of sales	$259,895	$84,185	$35,518	$—	$379,598
Depreciation, depletion and amortization	(53,995)	(24,325)	(4,277)	—	(82,597)
Treatment costs	40,987	10,981	1,070	—	53,038
Change in product inventory	(4,266)	(5,164)	—	—	(9,430)
Reclamation and other costs (5)	(748)	(826)	—	—	(1,574)
Exclusion of Lucky Friday cash costs (8)	—	(851)	—	—	(851)
Exclusion of Keno Hill cash costs	—	—	(32,311)	—	(32,311)
Cash Cost, Before By-product Credits (1)	241,873	64,000	—	—	305,873
Reclamation and other costs	2,889	671	—	—	3,560
Sustaining capital	41,935	39,019	—	928	81,882
Exclusion of Lucky Friday sustaining costs (8)	—	(19,702)	—	—	(19,702)
General and administrative (5)	—	—	—	42,722	42,722
AISC, Before By-product Credits (1)	286,697	83,988	—	43,650	414,335
By-product credits:
Zinc	(83,454)	(14,507)	—	—	(97,961)
Gold	(104,507)	—	—	—	(104,507)
Lead	(29,284)	(34,620)	—	—	(63,904)
Exclusion of Lucky Friday by-product credits (8)	—	1,566	—	—	1,566
Total By-product credits	(217,245)	(47,561)		—	(264,806)
Cash Cost, After By-product Credits	$24,628	$16,439		$—	$41,067
AISC, After By-product Credits	$69,452	$36,427		$43,650	$149,529
Ounces produced	9,732	3,086			12,818
Exclusion of Lucky Friday ounces produced (8)	—	(103)			(103)
Divided by silver ounces produced	9,732	2,983			12,715
Cash Cost, Before By-product Credits, per Silver Ounce	$24.85	$21.45			$24.06
By-product credits per ounce	(22.32)	(15.94)			(20.83)
Cash Cost, After By-product Credits, per Silver Ounce	$2.53	$5.51			$3.23
AISC, Before By-product Credits, per Silver Ounce	$29.46	$28.15			$32.59
By-product credits per ounce	(22.32)	(15.94)			(20.83)
AISC, After By-product Credits, per Silver Ounce	$7.14	$12.21			$11.76

In thousands (except per ounce amounts)	Year Ended December 31, 2023
	Casa Berardi	Other(4)	Total Gold and Other
Total cost of sales	$221,341	$6,339	$227,680
Depreciation, depletion and amortization	(66,037)	(140)	(66,177)
Treatment costs	1,109	—	1,109
Change in product inventory	(2,913)	—	(2,913)
Reclamation and other costs (5)	(871)	—	(871)
Exclusion of Casa Berardi cash costs (3)	(2,851)	—	(2,851)
Exclusion of Nevada and Other costs	—	(6,199)	(6,199)
Cash Cost, Before By-product Credits (1)	149,778	—	149,778
Reclamation and other costs	871	—	871
Sustaining capital	34,971	—	34,971
AISC, Before By-product Credits (1)	185,620	—	185,620
By-product credits:
Silver	(522)	—	(522)
Total By-product credits	(522)	—	(522)
Cash Cost, After By-product Credits	$149,256	$—	$149,256
AISC, After By-product Credits	$185,098	$—	$185,098
Divided by gold ounces produced	90	—	90
Cash Cost, Before By-product Credits, per Gold Ounce	$1,658	—	$1,658
By-product credits per ounce	(6)	—	(6)
Cash Cost, After By-product Credits, per Gold Ounce	$1,652	$—	$1,652
AISC, Before By-product Credits, per Gold Ounce	$2,054	—	$2,054
By-product credits per ounce	(6)	—	(6)
AISC, After By-product Credits, per Gold Ounce	$2,048	$—	$2,048

In thousands (except per ounce amounts)	Year Ended December 31, 2023
	Total Silver	Total Gold and Other	Total
Total cost of sales	$379,598	$227,680	$607,278
Depreciation, depletion and amortization	(82,597)	(66,177)	(148,774)
Treatment costs	53,038	1,109	54,147
Change in product inventory	(9,430)	(2,913)	(12,343)
Reclamation and other costs	(1,574)	(871)	(2,445)
Exclusion of Lucky Friday cash costs (8)	(851)	—	(851)
Exclusion of Keno Hill cash costs	(32,311)	—	(32,311)
Exclusion of Casa Berardi cash costs (3)	—	(2,851)	(2,851)
Exclusion of Nevada and Other costs	—	(6,199)	(6,199)
Cash Cost, Before By-product Credits (1)	305,873	149,778	455,651
Reclamation and other costs	3,560	871	4,431
Sustaining capital	81,882	34,971	116,853
Exclusion of Lucky Friday sustaining costs (8)	(19,702)	—	(19,702)
General and administrative	42,722	—	42,722
AISC, Before By-product Credits (1)	414,335	185,620	599,955
By-product credits:
Zinc	(97,961)	—	(97,961)
Gold	(104,507)	—	(104,507)
Lead	(63,904)	—	(63,904)
Silver	—	(522)	(522)
Exclusion of Lucky Friday by-product credits (8)	1,566	—	1,566
Total By-product credits	(264,806)	(522)	(265,328)
Cash Cost, After By-product Credits	$41,067	$149,256	$190,323
AISC, After By-product Credits	$149,529	$185,098	$334,627
Divided by ounces produced	12,818	90
Exclusion of Lucky Friday ounces produced (8)	(103)	—
Divided by silver ounces produced	12,715	90
Cash Cost, Before By-product Credits, per Ounce	$24.06	$1,658
By-product credits per ounce	(20.83)	(6)
Cash Cost, After By-product Credits, per Ounce	$3.23	$1,652
AISC, Before By-product Credits, per Ounce	$32.59	$2,054
By-product credits per ounce	(20.83)	(6)
AISC, After By-product Credits, per Ounce	$11.76	$2,048

In thousands (except per ounce amounts)	Year Ended December 31, 2022
	Greens Creek	Lucky Friday	Corporate (2)	Total Silver
Total cost of sales	$232,718	$116,598	$—	$349,316
Depreciation, depletion and amortization	(48,911)	(33,704)	—	(82,615)
Treatment costs	37,836	18,605	—	56,441
Change in product inventory	5,885	2,049	—	7,934
Reclamation and other costs	(1,489)	(1,034)	—	(2,523)
Cash Cost, Before By-product Credits (1)	226,039	102,514	—	328,553
Reclamation and other costs	2,821	1,128	—	3,949
Sustaining capital	40,705	33,306	334	74,345
General and administrative (5)	—	—	43,384	43,384
AISC, Before By-product Credits (1)	269,565	136,948	43,718	450,231
By-product credits:
Zinc	(113,835)	(27,607)	—	(141,442)
Gold	(75,596)	—	—	(75,596)
Lead	(29,800)	(52,568)	—	(82,368)
Total By-product credits	(219,231)	(80,175)	—	(299,406)
Cash Cost, After By-product Credits	$6,808	$22,339	$—	$29,147
AISC, After By-product Credits	$50,334	$56,773	$43,718	$150,825
Divided by silver ounces produced	9,742	4,413		14,155
Cash Cost, Before By-product Credits, per Silver Ounce	$23.20	$23.23		$23.21
By-product credits per ounce	(22.50)	$(18.17)		(21.15)
Cash Cost, After By-product Credits, per Silver Ounce	$0.70	$5.06		$2.06
AISC, Before By-product Credits, per Silver Ounce	$27.67	$31.03		$31.81
By-product credits per ounce	(22.50)	$(18.17)		(21.15)
AISC, After By-product Credits, per Silver Ounce	$5.17	$12.86		$10.66

In thousands (except per ounce amounts)	Year Ended December 31, 2022
	Casa Berardi	Other(4)	Total Gold and Other
Total cost of sales	$248,898	$4,535	$253,433
Depreciation, depletion and amortization	(60,962)	(361)	(61,323)
Treatment costs	1,866	—	1,866
Change in product inventory	186	—	186
Reclamation and other costs	(819)	—	(819)
Exclusion of Nevada and Other costs	—	(4,174)	(4,174)
Cash Cost, Before By-product Credits (1)	189,169	—	189,169
Reclamation and other costs	819	—	819
Sustaining capital	36,883	—	36,883
AISC, Before By-product Credits (1)	226,871	—	226,871
By-product credits:
Silver	(610)	—	(610)
Total By-product credits	(610)	—	(610)
Cash Cost, After By-product Credits	$188,559	$—	$188,559
AISC, After By-product Credits	$226,261	$—	$226,261
Divided by gold ounces produced	128	—	128
Cash Cost, Before By-product Credits, per Gold Ounce	$1,483	$—	$1,483
By-product credits per ounce	(5)	—	(5)
Cash Cost, After By-product Credits, per Gold Ounce	$1,478	$—	$1,478
AISC, Before By-product Credits, per Gold Ounce	$1,778	$—	$1,778
By-product credits per ounce	(5)	—	(5)
AISC, After By-product Credits, per Gold Ounce	$1,773	$—	$1,773

In thousands (except per ounce amounts)	Year Ended December 31, 2022
	Total Silver	Total Gold	Total
Total cost of sales	$349,316	$253,433	$602,749
Depreciation, depletion and amortization	(82,615)	(61,323)	(143,938)
Treatment costs	56,441	1,866	58,307
Change in product inventory	7,934	186	8,120
Exclusion of Nevada and Other Costs	—	(4,174)	(4,174)
Reclamation and other costs	(2,523)	(819)	(3,342)
Cash Cost, Before By-product Credits (1)	328,553	189,169	517,722
Reclamation and other costs	3,949	819	4,768
Sustaining capital	74,345	36,883	111,228
General and administrative	43,384	—	43,384
AISC, Before By-product Credits (1)	450,231	226,871	677,102
By-product credits:
Zinc	(141,442)	—	(141,442)
Gold	(75,596)	—	(75,596)
Lead	(82,368)	—	(82,368)
Silver	—	(610)	(610)
Total By-product credits	(299,406)	(610)	(300,016)
Cash Cost, After By-product Credits	$29,147	$188,559	$217,706
AISC, After By-product Credits	$150,825	$226,261	$377,086
Divided by ounces produced	14,155	128
Cash Cost, Before By-product Credits, per Ounce	$23.21	$1,483
By-product credits per ounce	(21.15)	(5)
Cash Cost, After By-product Credits, per Ounce	$2.06	$1,478
AISC, Before By-product Credits, per Ounce	$31.81	$1,778
By-product credits per ounce	(21.15)	(5)
AISC, After By-product Credits, per Ounce	$10.66	$1,773

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

(4)
Other includes $20.5 million of total cost of sales for the year ended December 31, 2024, and $6.3 million and $4.5 million of cost of sales for the year ended December 31, 2023 and 2022, respectively, related to the Company's environmental services business and Nevada.

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

At December 31, 2024, we had $26.9 million in cash and cash equivalents, of which $2.4 million was held in foreign subsidiaries' local currency that we anticipate utilizing for near-term operating, exploration or capital costs by those foreign subsidiaries. At December 31, 2024, we had utilized $29.2 million drawn on our credit facility with $6.2 million for letters of credit, and the remaining $23.0 million as borrowings. We also have USD cash and cash equivalent balances held by our foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from our U.S. operations are adequate to fund our U.S. operations and corporate activities.

Pursuant to our common stock dividend policy described in Note 12 of Notes to Consolidated Financial Statements, our Board of Directors declared and paid dividends on common stock totaling $24.9 million in 2024, $15.2 million in 2023 and $12.4 million in 2022. Until February 2025, our dividend policy had a silver-linked component which tied the amount of declared common stock dividends to our realized silver price for the preceding quarter (our dividend policy was recently revised, see discussion below). Another component of our common stock dividend policy, which remains in place, anticipates paying an annual minimum dividend. We realized silver prices of $24.77, $29.77, $29.43 and $30.19 in the first, second, third and fourth quarters of 2024, respectively, thus satisfying the criterion for the silver-linked dividend component of our common stock dividend policy. As a result, on May 8, 2024, August 6, 2024, November 6, 2024, and February 7, 2025 our Board of Directors declared quarterly cash dividends of $0.00625 per share of common stock, consisting of $0.00375 per share for the minimum dividend component and $0.0025 per share for the now discontinued silver-linked dividend component of our dividend policy, for the first and second quarters of 2024, and quarterly cash dividends of $0.01375 per share of common stock, consisting of $0.00375 per share for the minimum dividend component and $0.010 per share for the silver linked dividend component for the third and fourth quarters of 2024.

In early February 2025, we revised our common stock dividend policy to eliminate the silver-linked component. We intend to maintain the annual common stock dividend, however the declaration and payment of dividends remain in the sole discretion of our Board of Directors, and there can be no assurance it will declare any future dividend.

As discussed in Note 12 of Notes to Consolidated Financial Statements, pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents in “at-the-market” (ATM) offerings. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any sales of shares under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. During the year ended December 31, 2024, we sold 9,339,287 shares under the agreement for proceeds of $58.4 million, net of commissions and fees of approximately $0.9 million. As of December 31, 2024, we have sold a total of 23,843,684 shares under the agreement for proceeds of $132.3 million, net of commissions and fees of $2.1 million.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability under our Credit Agreement (refer to Note 9 of Notes to Consolidated Financial Statements), we believe we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes and our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”) issued to Investissement Québec, a financing arm of the Québec government, which have total principal of CAD$48.2 million and bear interest at a rate of 6.515%; principal and interest payments under our Credit Agreement; deferral of revenues, ramp-up and suspension costs at certain of our operations; capital expenditures at our operations; potential acquisitions of other mining companies or properties; regulatory matters; litigation; potential repurchases of our common stock under the program described above; and payment of dividends on common stock, if declared by our Board of Directors. We currently estimate a range of approximately $222 to $242 million will be spent in 2025 on capital expenditures, primarily for equipment, infrastructure, and development at our mines, before any lease financing. We also estimate exploration and pre-development expenditures will total approximately $28 million in 2025. Our expenditures for these items and our related plans for 2025 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans. See Item 1A. Risk Factors - An extended decline in metals prices, an increase in operating or capital costs, or treatment charges, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations and We have a substantial amount of debt that could impair our financial health and prevent us from fulfilling our obligations under our existing and future indebtedness.

We may defer some capital expenditures and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. We cannot assure you that such financing will be available to us.

Our liquid assets excluding restricted cash and cash equivalents include (in millions):

	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents held in U.S. dollars	$24.5	$98.8	$86.8
Cash and cash equivalents held in foreign currency	2.4	7.6	17.9
Total cash and cash equivalents	26.9	106.4	104.7
Marketable equity securities	33.2	32.3	24.0
Total cash, cash equivalents and investments	$60.1	$138.7	$128.7

Cash and cash equivalents decreased by $79.5 million in 2024, for the reasons discussed below. Cash and cash equivalents held in foreign currencies primarily represents balances in CAD, and decreased by $5.2 million in 2024 due to a decrease in CAD held at our Canadian operations. The value of marketable equity securities at the end of 2024 was consistent with the prior year.

	Year Ended December 31,
	2024	2023	2022
Cash provided by operating activities (in millions)	$218.3	$75.5	$89.9

Cash provided by operating activities increased by $142.8 million in 2024 compared to 2023. The increase was due to higher income, adjusted for non-cash items, which increased by $172.2 million, partly offset by the negative impact of working capital and other operating asset and liability changes. Income, adjusted for non-cash items, was higher due to higher realized prices for all metals, except lead, and higher volumes sold, except for gold. Higher volumes sold resulted from the current year containing a full year of production from Keno Hill and Lucky Friday (which had suspended operations for 5 months of the year due to the 2023 fire). Negative working capital and other operating asset and liability changes contributed to a cash decrease of $29.5 million in 2024 compared to 2023. Significant variances in working capital changes between 2024 and 2023 resulted from negative movements in accounts receivables as Lucky Friday operations were suspended at December 31, 2023.

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

	Year Ended December 31,
	2024	2023	2022
Cash used in investing activities (in millions)	$(212.9)	$(231.3)	$(187.3)

Capital expenditures, excluding $5.6 million in net non-cash finance lease additions, were $214.5 million in 2024, which was $9.4 million lower than 2023, primarily due to the prior year containing costs related to Lucky Friday making investments to support sustained higher throughput and building the secondary egress following the August 2023 fire, partly offset by higher capital investments at Keno Hill.

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

	Year Ended December 31,
	2024	2023	2022
Cash (used in) provided by financing activities (in millions)	$(83.8)	$156.3	$(7.5)

During 2024, we drew down a cumulative $279 million and repaid a cumulative $384 million on our Credit Agreement. We drew down a cumulative $239 million and repaid a cumulative $111 million and drew down and repaid $25.0 million on our Credit Agreement during 2023 and 2022, respectively. In 2024, 2023 and 2022, we paid total cash dividends on our common and preferred stock of $25.3 million, $15.7 million and $12.9 million, respectively. We made payments on our finance leases of $10.5 million, $10.6 million, and $7.6 million in 2024, 2023, and 2022, respectively. We issued stock under our ATM program described above for net proceeds of $58.4 million, $56.7 million and $17.3 million in 2024, 2023 and 2022, respectively. During 2024, 2023 and 2022, we also purchased shares of our common stock for $1.2 million, $2.0 million and $3.7 million, respectively, as a result of our employees' election to utilize net share settlement to satisfy their tax withholding obligations related to incentive compensation paid in stock and vesting of restricted stock units. See Note 12 of Notes to Consolidated Financial Statements for more information.

Exchange rate fluctuations between the U.S. dollar and the Canadian dollar and Mexican peso resulted in a decrease in our cash balance of $1.1 million, an increase of $1.1 million, and a decrease of $0.3 million, during 2024, 2023 and 2022, respectively.

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, IQ Notes, revolving credit facility, outstanding purchase orders and certain service contract commitments, and lease arrangements as of December 31, 2024 (in thousands):

	Payments Due By Period
	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Purchase and contractual obligations (1)	$36,293	$—	$—	$—	$36,293
Credit Agreement (2)	1,813	2,937	23,813	—	$28,563
Finance lease commitments (3)	9,576	11,810	2,199	550	$24,135
Operating lease commitments (4)	1,299	2,491	2,044	4,916	$10,750
Senior Notes (5)	34,438	68,875	479,305	—	$582,618
IQ Notes (6)	35,709	—	—	—	$35,709
Total contractual cash obligations	$119,128	$86,113	$507,361	$5,466	$718,068

(1)
Consists of open purchase orders and commitments of approximately $5.8 million, $9.7 million, $11.2 million, $9.1 million and $0.5 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, Casa Berardi and Other Operations, respectively.

(2)
The Credit Agreement provides for a $225 million revolving credit facility. We had net draws of $23.0 million and $6.2 million in letters of credit outstanding as of December 31, 2024. The amounts in the table above assumes no additional amounts will be drawn in future periods, and includes only the standby fee on the current undrawn balance and accrued interest. For more information on our Credit Agreement, see Note 9 of Notes to Consolidated Financial Statements.

(3)
Includes scheduled finance lease payments of $2.9 million, $4.5 million, $10.1 million, and $4.5 million for equipment at Greens Creek, Lucky Friday, Casa Berardi, and Keno Hill, respectively. For more information, see Note 9 of Notes to Consolidated Financial Statements.

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

We record liabilities for estimated costs associated with mine closure, reclamation of land and other environmental matters. At December 31, 2024, our liabilities for these matters totaled $124.9 million. Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 5 of Notes to Consolidated Financial Statements and Item 1A. Risk Factors – Our environmental obligations may exceed the provisions we have made. As discussed in Note 16 of Notes to Consolidated Financial Statements, we are involved in various other legal proceedings which may result in obligations in excess of provisions we have made.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants, equipment and mine development, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves and resources. As shown above in Item 1. – Business, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand. Investment demand for silver and gold can be influenced by several factors, including: the value of the U.S. dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations. Uncertainty related to (i) the political environment in the U.S., (ii) U.S. and global trading policies (including tariffs), (iii) a global economic recovery, and (iv) recent uncertainty in China, could result in continued investment demand for precious metals. Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication. Consumer demand is driven significantly by demand for jewelry and other retail products. We believe that long-term industrial and economic trends, including demand for metals to decarbonize the economy and urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand for silver and gold and industrial demand for silver. There can be no assurance whether these trends will continue or how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying values because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

Processes supporting valuation of our assets and liabilities that are most significantly affected by metals prices include analysis of asset carrying values, depreciation, reserves and resources, and deferred income taxes. On at least an annual basis - and more frequently if circumstances warrant - we examine our depreciation rates, reserve estimates, and the valuation allowances on our deferred tax assets. We examine the carrying values of our assets as changes in facts and circumstances warrant. In our evaluation of carrying values and deferred taxes, we apply several pricing views to our forecasting model, including current prices, analyst price estimates, forward-curve prices, and historical prices (see Mineral Reserves and Resources, below, regarding prices used for reserve and resource estimates). Using applicable accounting guidance and our view of metals markets, we use the probability-weighted average of the various methods to determine whether the values of our assets are fairly stated, and to determine the level of valuation allowances, if any, on our deferred tax assets. In addition, estimates of future metals prices are used in the valuation of certain assets in the determination of the purchase price allocations for our acquisitions.

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

Mineral Reserves and Resources

Critical estimates are inherent in the process of determining our reserves and resources. Our reserves and resources are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility, future recoveries, capital expenditures and production costs. See Item 2. – Properties above for the metals price assumptions used in our estimates of reserves and resources as of December 31, 2024, 2023 and 2022. Our assessment of reserves and resources occurs at least annually. Periodically we utilize external specialists to perform independent audits of our operating properties reserves and resources.

Reserves and resources are a key component in the valuation of our properties, plants and equipment. Reserve estimates are used in determining appropriate rates of units-of-production depreciation, with net book value of many assets depreciated over remaining estimated reserves. Reserves and resources are also a key component in forecasts, with which we compare future cash flows to current asset values in an effort to ensure that carrying values are reported appropriately. Our forecasts are also used in determining the level of valuation allowances on our deferred tax assets. Reserves and resources also play a key role in the valuation of certain assets in the determination of the purchase price allocations for acquisitions. Annual reserve and resource estimates are also used to determine conversions of resources and exploration targets beyond the known reserve resulting from business combinations to depreciable reserves, in periods subsequent to the business combinations. Reserves and resources are a culmination of many estimates and are not guarantees that we will recover the indicated quantities of metals or that we will do so at a profitable level.

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

New Accounting Pronouncements

Accounting Standard Updates that Became Effective in the Current Period

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. We retrospectively adopted the segment disclosures required under these amended in the year ended December 31, 2024 consolidated financial statements, with no changes to our previously disclosed reportable segments.

Accounting Standard Updates to Become Effective in Future Periods

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. As the amendments apply to income tax disclosures only, the Company does not expect adoption to have a material impact on our consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which includes amendments to require the disclosure of certain specific costs and expenses that are included in a relevant expense caption on the face of the income statement. Specific costs and expenses that would be required to be disclosed include: purchases of inventory, employee compensation, depreciation and intangible asset amortization. Additionally, a qualitative description of other items is required, equal to the difference between the relevant expense caption and the separately disclosed specific costs. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, and are applied retrospectively. The Company is evaluating the impact of the amendments on our consolidated financial statements and disclosures.

Guarantor Subsidiaries

Presented below are Hecla’s condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries of the Senior Notes and IQ Notes (see Note 9 of Notes to Consolidated Financial Statements for more information). As of December 31, 2024, the Guarantors consist of the following Hecla 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Montana, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Mines Management, Inc.; Newhi, Inc.; Montanore Minerals Corp.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; Hecla Juneau Mining Company; Klondex Holdings Inc.; Klondex Gold & Silver Mining Co.; Klondex Midas Holdings Limited; Klondex Aurora Mine Inc.; Klondex Hollister Mine Inc.; Hecla Quebec, Inc.; and Alexco Resource Corp. We completed the offering of the Senior Notes on February 19, 2020 under our shelf registration statement previously filed with the SEC. We issued the IQ Notes in four equal tranches between July and October 2020.

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

Condensed Consolidating Balance Sheets

	As of December 31, 2024
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$14,755	$11,624	$489	$—	$26,868
Other current assets	37,143	125,698	24,443	—	187,284
Properties, plants, equipment and mine development, net	603	2,685,407	8,109	—	2,694,119
Intercompany receivable (payable)	(437,765)	(650,923)	594,307	494,381	—
Investments in subsidiaries	2,451,783	(52)	—	(2,451,731)	—
Other non-current assets	502,802	21,686	28,775	(480,474)	72,789
Total assets	$2,569,321	$2,193,440	$656,123	$(2,437,824)	$2,981,060
Liabilities and Stockholders' Equity
Current liabilities	$41,612	$156,652	$24,099	$(24,525)	$197,838
Long-term debt	464,075	$6,406	$(37)	$38,483	508,927
Non-current portion of accrued reclamation	—	$109,650	$1,512	$—	111,162
Non-current deferred tax liability	24,122	$86,141	$3	$—	110,266
Other non-current liabilities	—	$13,353	$—	$—	13,353
Stockholders' equity	2,039,512	$1,821,238	$630,546	$(2,451,782)	2,039,514
Total liabilities and stockholders' equity	$2,569,321	$2,193,440	$656,123	$(2,437,824)	$2,981,060

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31, 2024
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$1,291	$928,634	$—	$—	$929,925
Cost of sales	(3,786)	(544,459)	—	—	(548,245)
Depreciation, depletion, and amortization	—	(183,470)	—	—	(183,470)
General and administrative	(20,404)	(23,012)	(1,989)	—	(45,405)
Exploration and pre-development	(520)	(24,098)	(2,703)	—	(27,321)
Equity in earnings of subsidiaries	72,172	—	—	(72,172)	—
Other income (expense)	(2,965)	(65,154)	756	8,095	(59,268)
Income (loss) before income and mining taxes	45,788	88,441	(3,936)	(64,077)	66,216
(Provision) benefit from income and mining taxes	(9,986)	(12,479)	151	(8,099)	(30,414)
Net income (loss)	35,802	75,962	(3,785)	(72,176)	35,802
Preferred stock dividends	(552)	—	—	—	(552)
Income (loss) applicable to common stockholders	35,250	75,962	(3,785)	(72,176)	35,250
Net income (loss)	35,802	75,962	(3,785)	(72,177)	35,802
Other comprehensive loss	(16,103)	—	—	—	(16,103)
Comprehensive income (loss)	$19,699	$75,962	$(3,785)	$(72,177)	$19,699

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our exposure to market risks and risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at December 31, 2024 which are sensitive to changes in commodity prices, foreign exchange rates and interest rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Item 1A. Risk Factors above).

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

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer. Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A. Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us). At December 31, 2024, metals contained in concentrate sales and exposed to future price changes totaled approximately 1.5 million ounces of silver, 2,000 ounces of gold, 39,150 tons of zinc, and 52,350 tons of lead. If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $28.6 million. However, as discussed in Commodity-Price Risk Management below, at times, subject to management's discretion, we utilize a program designed and intended to mitigate the risk of price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales. Therefore, the impact of changes in prices on the value of concentrates sold would be substantially offset by a gain or loss on forward contracts to the extent such contracts are utilized.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we are using financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments. The following tables summarize the quantities of metals committed under forward sales contracts at December 31, 2024 and 2023:

December 31, 2024	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2025 settlements	1,535	2	20,834	14,661	$31.46	$2,673	$1.40	$0.97
Contracts on forecasted sales
2025 settlements	-	-	59,194	47,840	NA	NA	$1.39	$0.99
2026 settlements	—	—	6,283	52,911	NA	NA	$1.41	$1.03

December 31, 2023	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2024 settlements	735	3	441	15,542	$24.40	$2,045	$1.51	$1.00
Contracts on forecasted sales
2024 settlements	—	—	—	56,713	N/A	N/A	N/A	$0.98
2025 settlements	—	—	—	49,273	N/A	N/A	N/A	$0.98

We designate the contracts for lead and zinc contained in our forecasted future shipments as hedges for accounting purposes, with gains and losses deferred to accumulated other comprehensive loss until the hedged product ships. The forward contracts for silver and gold contained in our concentrate shipments have not been designated as hedges and are marked-to-market through earnings each period.

At December 31, 2024 and 2023, we recorded the following balances for the fair value of forward contracts held at that time (in millions):

	December 31, 2024			December 31, 2023
Balance sheet line item:	Contracts in an asset position	Contracts in a liability position	Net asset (liability)	Contracts in an asset position	Contracts in a liability position	Net asset (liability)
Other current assets	$11.5	$—	$11.5	$3.1	$—	$3.1
Other non-current assets	$6.6	$—	$6.6	$1.5	$—	$1.5
Current derivatives liability	$—	$—	$—	$—	$(0.1)	$(0.1)

Net realized and unrealized gains of approximately $13.4 million related to the effective portion of the contracts designated as hedges were included in accumulated other comprehensive loss as of December 31, 2024. Realized and unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying forecasted sales transaction is recognized. We estimate approximately $7.9 million in net realized and unrealized gains included in accumulated other comprehensive loss as of December 31, 2024 will be reclassified to current earnings in the next twelve months. The realized gains arose due to cash settlement of zinc and lead contracts in 2023 and zinc contracts in 2022 prior to maturity for cash proceeds of $8.5 million and $17.4 million, respectively.

We recognized a net gain of $1.3 million, including a $11.4 million gain transferred from accumulated other comprehensive income (loss), during 2024 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales. The net gain recognized on the contracts offsets loss related to price adjustments on our provisional concentrate sales, both of which resulted from changes to silver, gold, lead and zinc prices between the time of sale and final settlement. The net losses and gains recognized on the contracts offset gains and losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a net gain of $19.7 million during 2023, including a $20.6 million gain transferred from accumulated other comprehensive income (loss), on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales. The net gain recognized on the contracts offsets loss related to price adjustments on our provisional concentrate sales, both of which resulted from changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a net loss of $5.8 million, including a $6.0 million loss transferred from accumulated other comprehensive income (loss), during 2022 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products and other income. The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales, both of which resulted from changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

Foreign Currency

We operate or have mining interests in Canada, which exposes us to risks associated with fluctuations in the exchange rates between the USD and CAD. We have determined the functional currency for our Canadian operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD to USD are recorded to earnings each period. For the year ended December 31, 2024, we recognized a net foreign exchange gain of $7.6 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at December 31, 2024 would have resulted in a change of approximately $7.5 million in our net foreign exchange gain or loss.

We utilize a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In November 2021, we initiated a similar program related to future development costs denominated in CAD, and have used a similar program, on a limited basis, related to interest payments on our IQ Notes (see Note 9 of Notes to Consolidated Financial Statements). The programs utilize forward contracts to buy CAD. Each contract related to operating costs is designated as a cash flow hedge, while contracts related to development and interest costs have not been designated as hedges as of December 31, 2024. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be covered under such programs, and for potential additional programs to manage other foreign currency-related exposure areas. These instruments do, however, expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract exchange rate exceeds the spot exchange rate of a currency and (ii) exchange rate risk to the extent that the spot exchange rate exceeds the contract exchange rate for amounts of our operating costs covered under contract positions. As of December 31, 2024, we have a total of 378 forward contracts outstanding to buy a total of CAD $279.3 million having a notional amount of USD$206.6 million with CAD-to-USD exchange rates ranging between 1.2816 and 1.4223, with the following exposures from 2025-2026:

•
Forecasted cash operating costs at Casa Berardi and Keno Hill of CAD $198.6 million at an average CAD-to-USD exchange rate of 1.34.
•
Forecasted capital expenditures at Casa Berardi of CAD$15.8 million at an average CAD-to-USD exchange rate of 1.345.
•
Forecasted capital expenditures at Keno Hill of CAD$47.7 million at an average CAD-to-USD exchange rate of 1.373.
•
Forecasted exploration expenditures at Casa Berardi and Keno Hill of CAD$5.6 million at an average CAD-to-USD exchange rate of 1.4025.
•
Forecasted Corporate costs of CAD$11.7 million at an average CAD-to-USD exchange rate of 1.368.

As of December 31, 2024 and 2023, we recorded the following balances for the fair value of the contracts (in millions):

	December 31,
Balance sheet line item:	2024	2023
Other current assets	$—	$2.7
Other non-current assets	$—	$2.0
Current derivative liabilities	$(8.2)	$(1.1)
Non-current derivative liabilities	$(2.0)	$(0.4)

Net unrealized losses of approximately $8.0 million related to the effective portion of the hedges were included in accumulated other comprehensive income (loss) as of December 31, 2024. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $6.0 million in net unrealized losses included in accumulated other comprehensive income (loss) as of December 31, 2024 would be reclassified to current earnings in the next twelve months.

Net realized losses of approximately $3.8 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the year ended December 31, 2024. Net unrealized losses of approximately $5.7 million related to contracts not designated as hedges and no net unrealized gains or losses related to ineffectiveness of the hedges were included in fair value adjustments, net on our consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2024.

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

Interest Rates

We have a $225.0 million credit facility, and amounts drawn on the facility are subject to variable rates of interest based on a spread over the London Interbank Offered Rate or an alternative base rate. Interest rates fluctuate due to economic factors beyond our control. As of December 31, 2024, we had $23.0 million drawn under the facility and $6.2 million for letters of credit. Assuming all revolving loans currently available to us were fully drawn, each one percentage point change in interest rates would result in a $2.2 million change in annual cash interest expense on our credit facility. See Note 9 of Notes to Consolidated Financial Statements for more information on our credit facility.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of the end of the reporting period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of December 31, 2024 in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2024, based on these criteria.
Our internal control over financial reporting as of December 31, 2024 has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in the attestation report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hecla Mining Company

Coeur d’Alene, Idaho

Opinion on Internal Control over Financial Reporting

We have audited Hecla Mining Company’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Spokane, Washington

February 13, 2025

Item 9B. Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

In accordance with our restated certificate of incorporation, our Board of Directors is divided into three classes. The terms of office of the directors in each class expire at different times. The directors are elected for three-year terms. The Effective Dates listed below for each director indicate their current term of office. All officers are elected for a term which ordinarily expires on the date of the meeting of the Board of Directors immediately following the annual meeting of stockholders. The positions and ages listed below for our current directors and officers are as of the scheduled date of our next annual meeting of stockholders in May 2025. There are no arrangements or understandings between any of the directors or officers and any other person(s) pursuant to which such directors or officers were elected.

	Age at May 21, 2025	Position and Committee Assignments	Effective Dates
Rob Krcmarov	60	President and CEO Director (1)	11/24 — 5/25 11/24 — 5/26
Russell D. Lawlar	45	Senior Vice President and Chief Financial Officer	5/24 — 5/25
Carlos Aguiar	54	Senior Vice President and Chief Operating Officer	5/24 — 5/25
Michael L. Clary	57	Senior Vice President - Chief Administrative Officer	5/24 — 5/25
David C. Sienko	56	Senior Vice President and General Counsel	5/24 — 5/25
Kurt D. Allen	63	Vice President – Exploration	5/24 — 5/25
Robert D. Brown	56	Vice President – Corporate Development & Sustainability	5/24 — 5/25
Catherine J. Boggs	70	Director (1,3,4)	5/24 — 5/27
George R. Johnson	76	Director (4,5)	5/23 — 5/26
Alice Wong	65	Director (2,3,4,5)	5/22 — 5/25
Stephen F. Ralbovsky	71	Director (2,3,5)	5/24 — 5/27
Charles B. Stanley	66	Director (2,4,5)	5/22 — 5/25
Mark P. Board	72	Director (3,5)	5/24 — 5/27
Jill Satre	45	Director (2)	10/24 — 5/25

(1)
Member of Executive Committee
(2)
Member of Audit Committee
(3)
Member of Governance and Social Responsibility Committee
(4)
Member of Compensation Committee
(5)
Member of Health, Safety, Environmental and Technical Committee

Rob Krcmarov was appointed President and Chief Executive Officer in November 2024 and is as a member of the Board of Directors. Prior to joining Hecla, he worked in various leadership roles at Barrick Gold Corporation beginning in 2001, including serving on the executive leadership team for 13 years. His most recent role at Barrick Gold Corporation was as Executive Vice President of Exploration and Growth from March 2016 to November 2021. Mr. Krcmarov has over three decades of industry experience. He has been a member of the board for Orla Mining Ltd. since November 2023. He also served on the boards of Coeur Mining from December 2023 to September 2024, Osisko Gold Royalties from October 2022 to October 2024, and Major Drilling Group International from September 2022 to October 2024.

Russell D. Lawlar was appointed Senior Vice President and Chief Financial Officer in March 2021. He was the Treasurer from February 2018 to March 2021. Mr. Lawlar has held various positions of increasing responsibility since 2010, including being the Controller at the company’s Greens Creek Mine from February 2015 to February 2018.

Carlos Aguiar was appointed Senior Vice President – Chief Operating Officer in November 2024. Prior to that, he served in various leadership roles at Hecla, including Vice President - Operations from August 2023 to November 2024, Vice President – General Manager of the company’s Lucky Friday Mine from July 2021 to August 2023, and Vice President – General Manager, Minera Hecla, at the San Sebastian Mine from April 2016 to June 2021. Mr. Aguiar was project manager for the San Sebastian mining operation from July 2015 to March 2016. He has held a number of positions at the company’s operations in Mexico, Idaho, and Venezuela, including Processing Superintendent at the La Choya mine in Mexico where he first joined Hecla in 1996. He began his career in 1995 as a metallurgist and has over 25 years of experience in engineering and management in the mining industry.

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

David C. Sienko was appointed Senior Vice President and General Counsel in August 2024, and prior to that was Vice President and General Counsel from January 2010 to August 2024. Prior to joining Hecla, he was a partner and practiced law with K&L Gates LLP and its predecessor, Bell, Boyd & Lloyd, LLP from 2004 to January 2010, where he specialized in counseling public and private entities on compliance with securities laws and trading market rules, mergers and acquisitions, and corporate governance.

Kurt D. Allen was appointed Vice President – Exploration in July 2021. Prior to his appointment he was Director of Exploration from October 2019 to July 2021. Prior to that, Mr. Allen held various geology positions with Hecla in both exploration and operations including Director of New Projects from June 2012 to June 2019. He also held a number of positions at the company’s operations in Idaho, Mexico, and Nevada from June 1987 to June 2012. He has served on the board of Cascadia Minerals Ltd. since July 2023.

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

Catherine “Cassie” J. Boggs has served as a director since January 2017 and became Chair of the Board in May 2023. She also served as Hecla’s Interim President and CEO from May 22, 2024 to November 7, 2024. She was the General Counsel at Resource Capital Funds from January 2011 until her retirement in February 2019. She has served as a board member of Capital Limited since September 2021, and as an Intermittent Expert in mining with the US Department of Commerce’s Commercial Law Development Program since November 2019. Ms. Boggs was a board member of Funzeleo from January 2016 to September 2021, as well as briefly serving on the board of U.S. Energy Corp. from June 2019 to December 2019. She is also currently serving as an Adjunct Professor at the University of Denver, Sturm College of Law.

Mark P. Board was appointed to Hecla’s Board of Directors in February 2024. Mr. Board has been President of M Board Mining Consulting, LLC since June 2020. Prior to that, he served as Vice President – Innovation and Technical Services for Hecla Limited, a subsidiary of Hecla Mining Company from 2014 until his retirement in June 2020. Mr. Board also acted as a consulting engineer for Itasca Consulting Group where he provided mine evaluation, mine design and stability assessments for underground and open pit mines worldwide. He has over 46 years’ experience as a mining and geotechnical engineer and holds a PhD in Geological Engineering from the University of Minnesota.

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

Charles B. Stanley has served as a director since May 2007. From May 22, 2024 until November 7, 2024, Mr. Stanley served as Independent Lead Director of the Company. Mr. Stanley has been the Managing Member of Cutthroat Energy, LLC since April 2019. Prior to that, Mr. Stanley was Chief Executive Officer, President, and Director of QEP Resources, Inc. from May 2010 until his retirement in January 2019, and Chairman of QEP's Board of Directors from May 2012 until his retirement in January 2019.

Jill Satre was appointed to Hecla’s Board of Directors in October 2024. Ms. Satre is currently Vice President of Internal Audit & Corporate Compliance at TC Energy, a major North American energy company, where she provides strategic direction and oversight for compliance, risk management, and internal controls over financial reporting. Prior to that, she spent over two decades at PwC and brings a breadth of experience in resource extraction industries, including mining and energy. Ms. Satre is also a leader in corporate governance, risk management, and compliance. She holds a Chartered Professional Accountant designation in Alberta, a Certified Public Accountant designation in California (inactive), and a Bachelor of Business Administration from the University of Regina.

Alice Wong has served as a director since February 2021. Ms. Wong served as Senior Vice President and Chief Corporate Officer of Cameco Corporation from July 2011 to June 2024 and as Senior Advisor to the CEO of Cameco until her retirement in October 2024. She was Cameco’s Vice President of Safety, Health, Environment, Quality and Regulatory Relations from September 2008 to July 2011, and Vice President of Investor, Corporate and Government Relations from May 2005 to September 2008. She was a board member of the Mining Association of Canada from June 2017 to July 2024, and with the Canadian Nuclear Association from June 2023 to September 2024. Ms. Wong also served as a board member of the Saskatchewan Mining Association from March 2014 to September 2024. She served on the board of Sask Energy Corporation from December 2016 to March 2023. In 2021, she was named a Catalyst Honours Champion in recognition of her significant contributions to advancing women and championing inclusion in the workplace and being a role model for inclusive leadership in corporate Canada.

Information with respect to our directors is set forth under the caption “Proposal 1 - Election of Class III Directors” in our proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 21, 2025 (the Proxy Statement), which information is incorporated herein by reference.

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

Form 10-K - December 31, 2024

Index to Exhibits

1.1

Equity Distribution Agreement, dated as of February 18, 2021, by and among Hecla Mining Company and the sales agents party thereto. Filed as exhibit 1.1 to Registrant’s Current Report on Form 8-K filed on February 18, 2021 (File No. 1-8491) and incorporated herein by reference.

1.2

First Amendment to Equity Distribution Agreement, dated as of February 15, 2024, by and among Hecla Mining Company and the sales agents party thereto. Filed as exhibit 1.2 to Registrant's Form 10-K for the year ended December 31, 2023 (File No. 1-8491) and incorporated herein by reference.

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

4.3	Form of 7.250% Senior Note due 2028 (included in Exhibit 4.1(b).

4.4	Description of Securities. Filed as exhibit 4.4 to Registrant’s Form 10-K for the year ended December 31, 2022 (File No. 1-8491) and incorporated herein by reference.

4.5

Registration Rights Agreement, dated as of October 16, 2023, among Hecla Mining Company, as Issuer, and Hecla Mining Company Retirement Plan Trust, which is the funding vehicle for the Hecla Mining Company Retirement Plan, a tax-qualified employee benefit pension plan sponsored by Hecla Mining Company, and the Lucky Friday Pension Plan Trust, which is the funding vehicle for the Lucky Friday Pension Plan. Filed as exhibit 4.2 to Registrant’s Form 10-K for the year ended December 31, 2023 (File No. 1-8491) and incorporated herein by reference.

4.6

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

10.2

First Amendment to Credit Agreement, dated as of May 3, 2024, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company, and Hecla Juneau Mining Company, as the Borrowers, Bank of America, N.A., as Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.1 to Registrant’s form 10-Q for the quarter ended March 31, 2024 (File No. 1-8491) and incorporated herein by reference.

10.3

Interim CEO Agreement dated June 6, 2024, between Hecla Mining Company and Catherine J. Boggs. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K on June 7, 2024 (File No. 1-8491) and incorporated herein by reference.

10.4

Form of Change of Control Agreement entered into on March 5, 2015, between Registrant and each of David C. Sienko on February 19, 2016, Robert D. Brown on August 5, 2019, Michael L. Clary on March 1, 2020, Russell D. Lawlar on March 1, 2021, Kurt Allen on July 1, 2021, and Carlos Aguiar on August 16, 2023. Filed as exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2015 (File No. 1-8491) and incorporated herein by reference. (1)

10.5

Offer Letter dated November 2, 2024, between Registrant and Rob Krcmarov. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K on November 4, 2024 (File No. 1-8491) and incorporated herein by reference.

10.6

Change in Control and Severance Agreement dated November 7, 2024, between Registrant and Rob Krcmarov. Filed as exhibit 10.3 to Registrant’s Current Report on Form 8-K on November 4, 2024 (File No. 1-8491) and incorporated herein by reference. (1)

10.7

Form of Indemnification Agreement dated May 4, 2007, between Registrant and Charles B. Stanley. Identical Indemnification Agreements were entered into between the Registrant and David C. Sienko on January 29, 2010, Robert D. Brown on January 4, 2016, Stephen F. Ralbovsky and George R. Johnson on March 1, 2016, Catherine J. Boggs on January 1, 2017, Alice Wong on February 26, 2021, Michael L. Clary on March 1, 2020, Russell D. Lawlar on March 1, 2021, Kurt Allen on July 1, 2021, Carlos Aguiar on August 16, 2023, Mark P. Board on February 22, 2024, Jill Satre on October 16, 2024, and Rob Krcmarov on November 7, 2024. * (1)

10.8

Hecla Mining Company Key Employee Deferred Compensation Plan (Amended, Restated and Effective May 19, 2021). Filed as Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 5, 2021 (File No 1-8491) and incorporated herein by reference. (1)

10.9

Hecla Mining Company 2010 Stock Incentive Plan (Amended and Restated as of August 21, 2021). Filed as exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2021 (File No. 1-8491) and incorporated herein by reference. (1)

10.10	Hecla Mining Company Short-Term Incentive Plan. Filed as exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2019 (File No. 1-8491) and incorporated herein by reference. (1)

10.11

Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan (as Amended and Restated Effective January 1, 2017). Filed as exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended March 31, 2017 (File No. 8491) and incorporated herein by reference. (1)

10.12(a)	Hecla Mining Company Retirement Plan. Filed as exhibit 10.17(a) to Registrant’s Form 10-K for the year ended December 31, 2008 (File No. 1-8491) and incorporated herein by reference. (1)

10.12(b)

Hecla Mining Company Post-2004 Supplemental Excess Retirement Plan Master Plan Document, effective January 1, 2019. Filed as exhibit 10.8(a) to Registrant’s Form 10-K for the year ended December 31, 2021 (File No. 1-8491) and incorporated herein by reference. (1)

10.12(c)	Second Amendment - Hecla Mining Company Post-2004 Supplemental excess Retirement Plan, effective January 1, 2025. (1) *

10.12(d)

Hecla Mining Company Pre-2005 Supplemental Excess Retirement Plan Master Plan Document, effective January 1, 2019. Filed as exhibit 10.8(b) to Registrant’s Form 10-K for the year ended December 31, 2021 (File No. 1-8491) and incorporated herein by reference. (1)

10.12(e)	Second Amendment - Hecla Mining Company Pre-2005 Supplemental Excess Retirement Plan, effective January 1, 2025. (1) *

10.13(a)

Hecla Mining Company Nonqualified Plans Master Trust Agreement. Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)

10.13(b)	Rabbi Trust Agreement between Hecla Mining Company and U.S. Bank National Association dated January 29, 2025. (1) *

10.14

Amended and Restated Hecla Mining Company Stock Plan for Nonemployee Directors. Filed as exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended September 30, 2024 (File No. 1-8491) and incorporated herein by reference. (1)

19	Hecla Mining Company Policy on Insider Trading. Filed as exhibit 19 to Registrant's Form 10-K for the year ended December 31, 2023 (File No. 1-8491) and incorporated herein by reference.

21	List of subsidiaries of Registrant. filed as exhibit 21 to Registrant's Form 10-K for the year ended December 31, 2023 (File No. 1-8491) and incorporated herein by reference.

23.1	Consent of BDO USA, P.C. *

23.2	Consent of Qualified Person for Technical Report Summary of Greens Creek Mine. *

23.3	Consent of Qualified Person for Technical Report Summary of Lucky Friday Mine. *

23.4	Consent of Qualified Person for Technical Report Summary of Casa Berardi Mine. *

23.5	Consent of Qualified Person for Technical Report Summary of Casa Berardi Mine. *

23.6	Consent of Qualified Person for Technical Report Summary of Keno Hill Mine. *

23.7	Consent of Qualified Person for Technical Report Summary of Keno Hill Mine. *

23.8	Consent of Qualified Person for Technical Report Summary of Keno Hill Mine. *

23.9	Consent of Qualified Person for Technical Report Summary of Keno Hill Mine. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. *

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

96.3

Technical Report Summary on the Casa Berardi Mine, Northwestern Québec, Canada. Filed as exhibit 96.3 to Registrant’s Form 10-K for the year ended December 31, 2023 (File No. 1-8491) and incorporated herein by reference.

96.4

Technical Report Summary of the Keno Hill Mine, Yukon Territory, Canada. Filed as exhibit 96.4 to Registrant’s Form 10-K for the year ended December 31, 2023 (File No. 1-8491) and incorporated herein by reference.

97

Hecla Mining Company Incentive-Based Compensation Recovery Policy. Filed as exhibit 97 to Registrant’s Form 10-K for the year ended December 31, 2023 (File No. 1-8491) and incorporated herein by reference.

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

HECLA MINING COMPANY

By:	/s/ Rob Krcmarov
Rob Krcmarov, President, Chief Executive Officer and Director

Date:	February 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rob Krcmarov	February 13, 2025	/s/ Catherine J. Boggs	February 13, 2025
Rob Krcmarov President, Chief Executive Officer and Director (principal executive officer)	Date	Catherine J. Boggs Director	Date

/s/ Russell D. Lawlar	February 13, 2025	/s/ Charles B. Stanley	February 13, 2025
Russell D. Lawlar Senior Vice President, Chief Financial Officer (principal financial officer)	Date	Charles B. Stanley Director	Date

/s/ Stuart Absolom	February 13, 2025	/s/ Alice Wong	February 13, 2025
Stuart Absolom Principal Accounting Officer	Date	Alice Wong Director	Date

/s/ Stephen F. Ralbovsky	February 13, 2025	/s/ Jill Satre	February 13, 2025
Stephen F. Ralbovsky Director	Date	Jill Satre Director	Date

/s/ Mark Board	February 13, 2025	/s/ George R. Johnson	February 13, 2025
Mark Board Director	Date	George R. Johnson Director	Date

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hecla Mining Company

Coeur d’Alene, Idaho

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hecla Mining Company (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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

Impairment of Long-Lived Assets – Casa Berardi

As described in Notes 2 and 15 to the consolidated financial statements, management reviews and evaluates the net carrying value of all properties and facilities, including idle facilities, upon the occurrence of events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. Tests for recoverability of the property is based on the probability adjusted undiscounted expected future cash flows that will be generated from operations.

We identified the assessment of the recoverability of the Company’s properties and facilities at Casa Berardi as a critical audit matter, specifically certain assumptions used in the underlying estimate of probability adjusted undiscounted expected future cash flows. These assumptions include metals to be recovered from proven and probable mineral reserves, future production, potential estimated sales value and estimated metals prices over the estimated remaining mine life. Auditing these assumptions involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address this matter. The audit effort also involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:

•
Utilizing personnel with specialized knowledge and skill to assist in assessing the reasonableness of management’s assumption for the potential estimated sales value used in the probability adjusted undiscounted expected future cash flows.
•
Assessing the reasonableness of management’s assumptions specific to 1) metals to be recovered from proven and probable mineral reserves and 2) future production by agreeing the amounts to the Company’s reserves and resources report, comparing to historical actuals and evaluating the work of Company’s specialists.
•
Assessing the reasonableness of management’s assumptions for metals prices over the estimated remaining life of mine by comparing to historical actuals and agreeing to underlying market data from third-party sources.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2001.

Spokane, Washington

February 13, 2025

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022

Sales	$929,925	$720,227	$718,905
Cost of sales and other direct production costs	548,245	458,504	458,811
Depreciation, depletion and amortization	183,470	148,774	143,938
Total cost of sales	731,715	607,278	602,749
Gross profit	198,210	112,949	116,156
Other operating expenses:
General and administrative	45,405	42,722	43,384
Exploration and pre-development	27,321	32,512	46,041
Ramp-up and suspension costs	43,307	76,252	24,114
Provision for closed operations and environmental matters	6,843	7,575	8,793
Write down of property, plant and equipment	14,574	—	—
Other operating (income) expense, net	(45,516)	(1,438)	6,262
Total other operating expenses	91,934	157,623	128,594
Income (loss) from operations	106,276	(44,674)	(12,438)
Other expense:
Fair value adjustments, net	(2,204)	2,925	(4,723)
Foreign exchange gain (loss), net	7,552	(3,810)	7,211
Other income	4,426	5,883	7,829
Interest expense	(49,834)	(43,319)	(42,793)
Total other expense:	(40,060)	(38,321)	(32,476)
Income (loss) before income and mining taxes	66,216	(82,995)	(44,914)
Income and mining tax (provision) benefit	(30,414)	(1,222)	7,566
Net income (loss)	35,802	(84,217)	(37,348)
Preferred stock dividends	(552)	(552)	(552)
Net income (loss) applicable to common stockholders	$35,250	$(84,769)	$(37,900)

Comprehensive income (loss):
Net income (loss)	$35,802	$(84,217)	$(37,348)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain and amortization of prior service on pension plans	(8,389)	(1,157)	17,067
Unrealized (loss) gain on derivative contracts designated as hedge transactions	(7,714)	4,546	13,837
Total change in accumulated other comprehensive (loss) income, net	$(16,103)	$3,389	$30,904
Comprehensive income (loss)	$19,699	$(80,828)	$(6,444)
Basic income (loss) common share after preferred dividends	$0.06	$(0.14)	$(0.07)
Diluted income (loss) per common share after preferred dividends	$0.06	$(0.14)	$(0.07)
Weighted average number of common shares outstanding – basic	620,848	605,668	557,344
Weighted average number of common shares outstanding – diluted	622,535	605,668	557,344

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023	2022

Operating activities:
Net income (loss)	$35,802	$(84,217)	$(37,348)
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	190,471	163,672	145,147
Fair value adjustments, net	2,204	(2,925)	24,182
Inventory adjustments	11,707	20,819	2,646
Provision for reclamation and closure costs	9,370	9,658	9,572
Deferred income taxes	19,688	(6,115)	(25,546)
Stock-based compensation	8,659	6,598	6,012
Foreign exchange (gain) loss	(7,552)	3,810	(9,210)
Write-down of property, plant and equipment	14,574	—	—
Other non-cash items	1,706	3,094	3,736
Changes in assets and liabilities:
Accounts receivable	(17,159)	25,133	8,669
Inventories	(32,835)	(24,035)	(18,230)
Other current and non-current assets	(12,517)	(32,456)	(12,388)
Accounts payable, accrued and other current liabilities	(2,826)	598	(24,981)
Accrued payroll and related benefits	6,739	(4,982)	13,732
Accrued taxes	2,817	(571)	(7,927)
Accrued reclamation and closure costs and other non-current liabilities	(12,571)	(2,582)	11,824
Net cash provided by operating activities	218,277	75,499	89,890
Investing activities:
Additions to property, plant and equipment and mine development	(214,492)	(223,887)	(149,378)
Proceeds from disposition of assets	1,694	1,329	748
Pre-acquisition advance to Alexco	—	—	(25,000)
Acquisition, net	—	228	8,953
Proceeds from sale or exchange of investments	—	—	9,375
Purchases of investments	(73)	(8,962)	(31,971)
Net cash used in investing activities	(212,871)	(231,292)	(187,273)
Financing activities:
Proceeds from issuance of common stock, net of offering costs	58,368	56,684	17,278
Dividends paid to common and preferred stockholders	(25,331)	(15,713)	(12,932)
Acquisition of treasury shares from employee equity awards	(1,197)	(2,036)	(3,677)
Borrowings of debt	279,000	239,000	25,000
Repayments of debt	(384,000)	(111,000)	(25,000)
Repayments of finance leases and other	(10,664)	(10,605)	(8,169)
Net cash (used in) provided by financing activities	(83,824)	156,330	(7,500)
Effect of exchange rates on cash	(1,076)	1,095	(273)
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(79,494)	1,632	(105,156)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	107,539	105,907	211,063
Cash and cash equivalents and restricted cash and cash equivalents at end of year	$28,045	$107,539	$105,907
Reconciliation of cash and cash equivalents and restricted cash and cash equivalents above to where reported on the consolidated balance sheet
Cash and cash equivalents	$26,868	$106,374	$104,743
Non-current restricted cash and cash equivalents	1,177	1,165	1,164
Total cash and cash equivalents and restricted cash and cash equivalents as reported on the consolidated cash flow statement	$28,045	$107,539	$105,907
Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$46,061	$37,744	$37,200
Income and mining taxes, net of refunds	$6,571	$8,907	$14,405
Non-cash investing and financing activities:
Addition of finance lease obligations and right-of-use assets	$5,605	$16,116	$11,887
Recognition of operating lease liabilities and right-of-use assets	$—	$203	$6,842
Properties, plants, equipment and mine development additions in accounts payable and accrued liabilities	$1,975	$—	$—
Common stock contributed to pension plans	$—	$1,035	$9,740
Common stock issued as incentive compensation	$6,588	$—	$—
Common stock issued to directors	$796	$676	$417
Common stock issued to interim CEO	$283	$—	$—
Common stock issued for 401(k) match	$4,763	$4,608	$4,470

Common stock issued for warrant exercises	$372	$—	$—
Common stock issued to ATAC Resources Ltd. stockholders	$—	$18,789	$—
Common stock issued to Alexco Resource Corp. stockholders	$—	$—	$68,733
Common stock issued to settle acquired silver stream	$—	$—	$135,000

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$26,868	$106,374
Accounts receivable:
Trade	31,515	19,425
Other, net	17,538	13,691
Inventories:
Product inventories	34,962	28,823
Materials and supplies	69,974	64,824
Other current assets	33,295	27,125
Total current assets	214,152	260,262
Investments	33,897	33,724
Restricted cash and cash equivalents	1,177	1,165
Properties, plants, equipment and mine development, net	2,694,119	2,666,250
Operating lease right-of-use assets	7,544	8,349
Deferred tax assets	—	2,883
Other non-current assets	30,171	38,471
Total assets	$2,981,060	$3,011,104
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$88,957	$81,599
Accrued payroll and related benefits	22,834	28,240
Accrued taxes	6,312	3,501
Current debt	33,617	—
Finance leases	8,169	9,752
Accrued reclamation and closure costs	13,748	9,660
Accrued interest	14,316	14,405
Derivative liabilities	8,155	1,144
Other current liabilities	1,730	9,159
Total current liabilities	197,838	157,460
Accrued reclamation and closure costs	111,162	110,797
Long-term debt including finance leases	508,927	653,063
Deferred tax liability	110,266	104,835
Derivatives liabilities	2,021	364
Other non-current liabilities	11,332	16,481
Total liabilities	941,546	1,043,000
Commitments and contingencies (Notes 5, 6, 9, 10, 14, 15, and 16)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 2024 - 157,756 shares issued and outstanding and 2023 - 157,776 shares, liquidation preference — $7,889	39	39
Common stock, $0.25 par value, authorized 750,000,000 shares; issued 2024 — 640,547,918 shares and 2023 — 624,647,379 shares	160,052	156,076
Capital surplus	2,418,149	2,343,747
Accumulated deficit	(493,529)	(503,861)
Accumulated other comprehensive (loss) income, net	(10,266)	5,837
Less treasury stock, at cost; 2024 — 8,813,127 and 2023 — 8,535,161 shares issued and held in treasury	(34,931)	(33,734)
Total stockholders’ equity	2,039,514	1,968,104
Total liabilities and stockholders’ equity	$2,981,060	$3,011,104

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2024, 2023 and 2022

(Dollars in thousands)

	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total

Balances, January 1, 2022	$39	$136,391	$2,034,485	$(353,651)	$(28,456)	$(28,021)	$1,760,787
Net loss	—	—	—	(37,348)	—	—	(37,348)
Common stock issued to directors (68,816 shares)	—	25	392	—	—	—	417
Common stock issued for 401(k) match (978,964 shares)	—	245	4,225	—	—	—	4,470
Stock-based compensation expense	—	—	5,595	—	—	—	5,595
Stock-based compensation units distributed (2,192,795 shares)	—	447	(447)	—	—	(3,677)	(3,677)
Common stock ($0.0375 per share) and Series B Preferred stock ($3.50 per share) dividends declared	—	—	—	(12,932)	—	—	(12,932)
Common stock issued to pension plans (2,190,000 shares)	—	548	9,192	—	—	—	9,740
Common stock issued to Alexco Resource Corp. stockholders (17,992,875 shares)	—	4,498	64,235	—	—	—	68,733
Common stock issued to settle the acquired silver stream (34,800,990 shares)	—	8,700	126,300	—	—	—	135,000
Common stock issued under ATM program (3,860,199 shares)	—	965	16,313	—	—	—	17,278
Common stock issued upon conversion of 40 Series B Preferred stock (128 shares)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	30,904	—	30,904
Balances, December 31, 2022	39	151,819	2,260,290	(403,931)	2,448	(31,698)	1,978,967
Net loss	—	—	—	(84,217)	—	—	(84,217)
Common stock issued to directors (125,063 shares)	—	31	645	—	—	—	676
Common stock issued for 401(k) match (898,894 shares)	—	225	4,383	—	—	—	4,608
Stock-based compensation expense	—	—	5,922	—	—	—	5,922
Incentive compensation distributed (1,432,323 shares)	—	359	(359)	—	—	(2,036)	(2,036)
Common stock ($0.0375 per share) and Series B Preferred stock ($3.50 per share) dividends declared	—	—	—	(15,713)	—	—	(15,713)
Common stock issued to pension plans (249,500 shares)	—	62	973	—	—	—	1,035
Common stock issued to ATAC Resources Ltd. shareholders (3,676,904 shares)	—	919	17,870	—	—	—	18,789
Common stock issued under ATM program (10,645,198 shares)	—	2,661	54,023	—	—	—	56,684
Other comprehensive income	—	—	—	—	3,389	—	3,389
Balances, December 31, 2023	39	156,076	2,343,747	(503,861)	5,837	(33,734)	1,968,104
Net income	—	—	—	35,802	—	—	35,802
Common stock issued as compensation to interim CEO (48,489 shares)	—	12	271	—	—	—	283
Common stock issued to directors (150,387 shares)	—	38	758	—	—	—	796
Common stock issued for 401(k) match (940,392 shares)	—	235	4,528	—	—	—	4,763
Common stock issued for warrant exercises (1,488,050 shares)	—	372	(372)	—	—	—	—
Stock-based compensation expense	—	—	7,580	—	—	—	7,580
Incentive compensation distributed (3,933,870 shares)	—	984	5,604	—	—	(1,197)	5,391
Common stock ($0.04 per share) and Series B Preferred stock ($3.50 per share) dividends declared	—	—	—	(25,470)	—	—	(25,470)
Common stock issued under ATM program (9,339,287 shares)	—	2,335	56,033	—	—	—	58,368
Common stock issued upon conversion of 20 Series B Preferred stock (64 shares)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(16,103)		(16,103)
Balances, December 31, 2024	$39	$160,052	$2,418,149	$(493,529)	$(10,266)	$(34,931)	$2,039,514
The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: The Company

Hecla Mining Company, and its affiliates and subsidiaries (collectively, “Hecla,” “we,” “us” or “the Company”), is the largest silver producer in the United States and Canada. In addition to operating mines in Alaska, Idaho and Quebec, Canada, the Company is developing a mine in the Yukon, Canada, and owns a number of exploration and pre-development projects in world-class silver and gold mining districts throughout North America. Our current holding company structure dates from the incorporation of Hecla Mining Company in 2006 and the renaming of our subsidiary (previously Hecla Mining Company) as Hecla Limited. Hecla Limited was incorporated on October 14, 1891 as an Idaho Corporation in northern Idaho’s Silver Valley. We believe we are the oldest operating precious metals mining company in the United States and the largest silver producer in the United States. Our corporate offices are in Coeur d’Alene, Idaho and Vancouver, British Columbia. The cash flow and profitability of the Company’s operations are significantly affected by the market price of silver, gold, lead and zinc, which are affected by numerous factors beyond our control.

References to “CAD” and “MXN” refer to the Canadian Dollar and Mexican Peso, respectively.

Note 2: Summary of Significant Accounting Policies

A. Principles of Consolidation, Basis of Presentation and Other Information — Our Consolidated Financial Statements have been prepared in accordance with GAAP, and include our accounts and our wholly-owned subsidiaries’ accounts. All inter-company balances and transactions have been eliminated in consolidation. Equity method accounting is applied for our investment in Cascadia Minerals Ltd. ("Cascadia"), over which the Company does not have control, but does have significant influence over the activities that most significantly impact the investments operations and financial performance.

B. Assumptions and Use of Estimates — Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. We consider our most significant accounting estimates to be future metals prices; obligations for environmental, reclamation and closure matters and mineral reserves and resources. Other significant areas requiring the use of management assumptions and estimates relate to reserves for contingencies and litigation; asset impairments, including long-lived assets; valuation of deferred tax assets; and post-employment, post-retirement and other employee benefit assets and liabilities. We have based our estimates on historical experience and various other assumptions that we believe to be reasonable. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.

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

D. Investments — We determine the appropriate classification of our investments at the time of purchase and re-evaluate such determinations at each reporting date. Currently all our investments are marketable equity securities and are carried at fair value or accounted for under the equity method. Marketable securities we anticipate selling within the next twelve months are included in other current assets. Gains and losses on the sale of securities are recognized on a specific identification basis. Gains and losses of marketable securities and investments accounted for under the equity method are included as a component of a separate line item, “fair value adjustments, net,” and "Other income", respectively, both of which are included on our consolidated statements of operations and comprehensive income (loss).

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

In-process inventory represents material that is currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific processing facility, but include mill in-circuit, flotation, and carbon-in-leach. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective processing plants. In-process inventory is valued at the lower of the average cost of the material fed into the process attributable to the source material coming from the mine and stockpile plus the in-process conversion costs, including applicable depreciation, depletion and amortization relating to the process facilities incurred to that point in the process, or net realizable value.

Finished goods inventory includes doré and concentrates at our operations, doré in transit to refiners or at refiners waiting to be processed, and bullion in our accounts at refineries.

F. Restricted Cash and Cash Equivalents — Restricted cash and cash equivalents primarily represent investments in certificates of deposit and bonds of U.S. government agencies and are restricted primarily for reclamation funding or surety bonds. Restricted cash and cash equivalents balances are carried at fair value. Non-current restricted cash and cash equivalents is reported in a separate line on the consolidated balance sheets and totaled $1.2 million at December 31, 2024 and 2023, respectively.

G. Properties, Plants, Equipment and Mine Development – Costs are capitalized when it has been determined an ore body can be economically developed pursuant to certain internal investment criteria. The development stage begins at new projects when our management and/or Board of Directors makes the decision to bring a mine into commercial production, and ends when the production stage, or exploitation of reserves, begins. Expenditures incurred during the development and production stages for new assets, new facilities, alterations to existing facilities that extend the useful lives of those facilities, and major mine development expenditures are capitalized, including primary development costs such as costs of building access ways, shaft sinking, lateral development, drift development, ramps and infrastructure developments. Costs to improve, alter, or rehabilitate primary development assets which appreciably extend the life, increase capacity, or improve the efficiency or safety of such assets are also capitalized.

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

Drilling and related costs of approximately $12.4 million, $17.6 million, and $11.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, met our criteria for capitalization listed above at our production stage properties.

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

H. Depreciation, Depletion and Amortization — Capitalized costs are depreciated or depleted using the straight-line method or units-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 2 to 14 years, but do not exceed the useful life of the individual asset. Determination of expected useful lives for amortization calculations are made on a property-by-property or asset-by-asset basis at least annually. Our estimates for reserves and resources are a key component in determining our units-of-production depreciation rates, with net book value of many assets depreciated over remaining estimated reserves. Reserves are estimates made by our professional technical personnel of the amount of metals that they believe could be economically and legally extracted or produced at the time of the reserve determination (discussed in J. Proven and Probable Mineral Reserves below). Our estimates of proven and probable mineral reserves and resources may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods.

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

I. Impairment of Long-lived Assets — Management reviews and evaluates the net carrying value of all facilities, including idle facilities, for impairment upon the occurrence of events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. We perform the test for recoverability of each property based on the estimated probability adjusted undiscounted expected future cash flows that will be generated from operations at each property, potential future asset disposals, the estimated salvage value of the surface plant and equipment, and the value associated with property interests.

Although management has made what it believes to be a reasonable estimate of factors based on current conditions and information, assumptions underlying future cash flows, which includes the estimated value of resources and exploration targets, are subject to significant risks and uncertainties. Estimates of undiscounted expected future cash flows are dependent upon, among other factors, estimates of: (i) metals to be recovered from proven and probable mineral reserves and identified resources and exploration targets beyond proven and probable reserves, (ii) future production and capital costs, (iii) estimated metals prices (considering current and historical prices, forward pricing curves and related factors) over the estimated remaining mine life, (iv) market values of mineral interests and (v) potential estimated sales value. It is possible that changes could occur in the near term that could adversely affect our estimate of future cash flows to be generated from our operating properties. If estimated probability adjusted undiscounted expected cash flows are less than the carrying value of a property, an impairment loss is recognized for the difference between the carrying value and fair value of the property.

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

K. Leases — Contractual arrangements are assessed at inception to determine if they represent or contain a lease. Right-of-use (“ROU”) assets related to operating leases are separately reported in the Consolidated Balance Sheets. ROU assets related to finance leases are included in Properties, plants, equipment and mine development, net.

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

Refining, selling and shipping costs related to sales of doré, metals from doré, and carbon are recorded to cost of sales and other direct production costs as incurred. Sales and accounts receivable for concentrate shipments are recorded net of charges by the customers for treatment, refining, smelting losses, and other charges negotiated by us with the customers. Charges are estimated by us upon shipment of concentrates based on contractual terms, and actual charges typically do not vary materially from our estimates. Costs charged by customers include fixed costs per ton of concentrate, and price escalators which allow the customers to participate in the increase of lead and zinc prices above a negotiated baseline.

The Company's wholly owned subsidiary Elsa Reclamation and Development Company Ltd. ("ERDC"), generates revenue from performing environmental remediation services for the Crown-Indigenous Relations and Northern Affairs Canada ("CIRNAC"), a department of the Federal Government of Canada. ERDC and CIRNAC agree on annual work plans, which detail the scope of activities to be completed. Based on the work plan, the performance obligations to be met and the transaction price is known. Revenue is recognized on a monthly basis, as the required environmental remediation services performance obligations are completed and CIRNAC approves the activities performed. Modification to the scope of work would be agreed to separately with CIRNAC as no work outside of the work plan is reimbursable.

O. Foreign Currency — The functional currency for our operations located in the U.S., Mexico and Canada is the U.S. dollar (“USD”) for all periods presented. Accordingly, for Casa Berardi and Keno Hill in Canada and San Sebastian in Mexico, we have translated our monetary assets and liabilities at the period-end exchange rate, and non-monetary assets and liabilities at historical rates, with income and expenses translated at the average exchange rate for the current period. All translation gains and losses have been included in the current period net income (loss). Expenses incurred at our foreign operations and denominated in CAD and MXN expose us to exchange rate fluctuations between those currencies and the USD. As discussed in P. Risk Management Contracts below, we seek to mitigate this exposure by using financially-settled forward contracts to sell CAD.

P. Risk Management Contracts — We use derivative financial instruments as part of an overall risk-management strategy as a means of managing exposure to changes in metals prices and exchange rate fluctuations between the USD and CAD. We do not hold or issue derivative financial instruments for speculative trading purposes. We measure derivative contracts as assets or liabilities based on their fair value. Amounts recognized for the fair value of derivative asset and liability positions with the same counterparty and which would be settled on a net basis are offset against each other on our consolidated balance sheets. Gains or losses resulting from changes in the fair value of derivatives in each period are recorded either in current earnings or other comprehensive income (“OCI”), depending on the use of the derivative, whether it qualifies for hedge accounting and whether that hedge is effective. Amounts deferred in OCI are reclassified to sales of products (for metals price-related contracts) or cost of sales and other direct production costs (for foreign currency-related contracts). Ineffective portions of any change in fair value of a derivative are recorded in current period other operating income (expense). For derivatives qualifying as hedges, when the hedged items are sold, extinguished or terminated, or it is determined the hedged transactions are no longer likely to occur, gains or losses on the derivatives are reclassified from OCI to current earnings. As of December 31, 2024 and 2023, certain of our foreign currency-related forward contracts and metals prices hedges qualified for hedge accounting, with unrealized gains and loss related to the effective portion of the contracts included in OCI.

Q. Stock-Based Compensation — The fair values of equity instruments granted to employees that have vesting periods are expensed over the vesting periods on a straight-line basis. The fair values of instruments having no vesting period are expensed when granted. Stock-based compensation expense is recorded among general and administrative expenses, exploration and pre-development and cost of sales and other direct production costs.

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

T. Reclassifications — Certain amounts in prior years have been reclassified to conform with the 2024 presentation.

U. New Accounting Pronouncements —

Accounting Standards Updates that Became Effective in the Current Period

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. We retrospectively adopted the segment disclosures required under these amended in the year ended December 31, 2024 consolidated financial statements, with no changes to our previously disclosed reportable segments.

Accounting Standards Updates to Become Effective in Future Periods

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. The amendments apply to income tax disclosures only, and we will comply with the additional disclosure requirements required by the standard.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which includes amendments to require the disclosure of certain specific costs and expenses that are included in a relevant expense caption on the face of the income statement. Specific costs and expenses that would be required to be disclosed include: purchases of inventory, employee compensation, depreciation and intangible asset amortization. Additionally, a qualitative description of other items is required, equal to the difference between the relevant expense caption and the separately disclosed specific costs. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, and are applied either prospectively or retrospectively at the option of the Company. We are evaluating the impact of the amendments on our consolidated financial statements and disclosures.

Note 3: Investments

At December 31, 2024 and 2023, the fair value of our non-current investments was $33.9 million and $33.7 million, respectively. Our non-current investments consist of marketable equity securities which are carried at fair value and our investment in Cascadia which was acquired as part of the acquisition of ATAC Resources Ltd. and accounted for under the equity method with a carrying value of $0.7 million and $1.4 million as of December 31, 2024 and 2023, respectively. We invested an additional $0.1 million in Cascadia in 2024, and recognized $0.7 million and $0.3 million in equity losses of Cascadia during 2024 and 2023, respectively, which is included in the line item "Other income" in our Consolidated Statement of Operations and Comprehensive Income (Loss). We acquired marketable equity securities having a cost basis of $9.0 million in 2023. During 2024 we recognized $3.7 million in unrealized gains and in 2023 and 2022, we recognized $0.2 million and $5.6 million in net unrealized losses, respectively, in current earnings.

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

Effective January 2024, we revised our internal reporting provided to our Chief Operating Decision Maker ("CODM") to no longer include any financial performance information for our Nevada assets ("Nevada"), reflecting the current status of Nevada being on care and maintenance. General corporate activities not associated with operating mines and their various exploration activities, idle properties and environmental remediation services in the Yukon, Canada, and the previously separately reported Nevada assets are presented as “Other". The presentation of the prior period information disclosed below has been revised to reflect this change.

The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure as well as for evaluation of business performance and the allocation of resources by Hecla's President and Chief Executive Officer, who has been identified as our Chief Operating Decision Maker . The CODM evaluates the performance for all of our reportable segments based on segment gross profit or loss. For all segments, the CODM uses segment gross profit or loss to assess segment performance and allocate resources for each segment predominantly in the annual budget and forecasting process. The CODM considers budget to actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments. Significant segment expenses that are components of total cost of goods sold and drive the financial performance of our reportable segments are (i) salaries, wages and other benefits, (ii) contractors, (iii) consumables (iv) change in product inventory and (v) other direct production costs. In further evaluating the operational performance of each segment, the CODM also considers the amount of metals production versus budget, and the grade of the metal processed.

General corporate activities not associated with operating mines and their various exploration activities, as well as idle properties and environmental remediation services in the Yukon, Canada, are presented as “other.” The nature of the items that reconcile gross profit (loss) to income (loss) before income and mining taxes are not related to our reportable segments.

The tables below present information about our reportable segments as of and for the years ended December 31, 2024, 2023 and 2022 (in thousands).

Year ended December 31, 2024	Greens Creek	Lucky Friday	Keno Hill	Casa Berardi	Other	Total

Metal sales	$421,574	$203,154	$74,962	$209,679	$—	$909,369
Environmental remediation services	—	—	—	—	20,556	20,556
Intersegment sales	—	—	3,834	—	—	3,834
Reconciliation of sales	421,574	203,154	78,796	209,679	20,556	933,759
Elimination of intersegment sales	—	—	(3,834)	—	—	(3,834)
Total consolidated sales						929,925
Cost of sales and other direct production costs
Salaries, wages and other benefits	69,990	52,879	29,658	49,345	206	202,078
Contractors	6,135	14,154	22,960	23,982	19,696	86,927
Materials and consumables	93,223	39,957	28,648	55,867	625	218,320
Product inventory change	5,858	(2,628)	(8,902)	(3,269)	—	(8,941)
Other direct production costs	39,471	1,281	13,216	24,854	—	78,822
Transfer to ramp-up and suspension costs(a)	—	(2,207)	(26,754)	—	—	(28,961)
Depreciation, depletion and amortization	53,450	41,049	16,136	72,835	—	183,470
Gross profit (loss)	$153,447	$58,669	$—	$(13,935)	$29	$198,210
Other operating expenses (b)						91,934
Income from operations						106,276

Other Expense:
Interest expense						(49,834)
Fair value adjustments, net						(2,204)
Foreign exchange gain, net						7,552
Other income						4,426
Income before income and mining taxes						$66,216

Capital additions	$47,795	$49,592	$54,869	$60,704	$1,532	$214,492
Identifiable assets	564,334	587,945	413,982	687,080	727,719	2,981,060

(a) Total cost of sales in excess of sales value are transferred to ramp-up and suspension costs.

(b) Other operating expense items include general and administrative, exploration and pre-development, ramp-up and suspension costs, provision for closed operations and environmental matters, write-down of property, plant and equipment and other operating (income) expense, net.

Lucky Friday's income from operations for 2024 includes $50.0 million of business interruption and property damage insurance proceeds received during the respective periods related to the fire which suspended Lucky Friday's operations from August 2023 through January 8, 2024. The insurance proceeds received are recorded as part of "Other operating (income) expense, net" in our Consolidated Statements of Operations and Comprehensive Income (Loss).

During 2024, the Company wrote down $14.6 million of property, plant and mine development which had no salvage value. Of this amount, $13.9 million is included in Lucky Friday's income from operations and is related to the remote vein miner machine for which (i) we no longer had a use following the success of the Underhand Closed Bench ("UCB") mining method, (ii) we had been unsuccessful in locating a buyer, and (iii) the vendor advised us during the period that it would discontinue support for the program. The write down is recorded as part of "Write down of Property, Plant and Mine Development" in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Year ended December 31, 2023	Greens Creek	Lucky Friday	Keno Hill	Casa Berardi	Other	Total

Metal sales	$384,504	$116,284	$35,518	$177,678	$960	$714,944
Environmental remediation services	—	—	—	—	5,283	5,283
Intersegment sales	—	—	—	—	—	—
Reconciliation of sales	384,504	116,284	35,518	177,678	6,243	720,227
Elimination of intersegment sales						-
Total consolidated sales						720,227
Cost of sales and other direct production costs
Salaries, wages and employee benefits	68,183	43,142	21,569	51,201	3,029	187,124
Contractors	5,917	8,681	10,472	31,912	1,125	58,107
Materials and consumables	89,850	27,030	18,018	48,130	1,606	184,634
Product inventory change	4,266	8,014	(1,163)	2,913	269	14,299
Other direct production costs	37,684	(1,460)	12,138	23,376	1,207	72,945
Transfer to ramp-up and suspension costs(a)	-	(25,548)	(29,793)	(2,228)	(1,036)	(58,605)
Depreciation, depletion and amortization	53,995	24,325	4,277	66,037	140	148,774
Gross profit (loss)	$124,609	$32,100	$—	$(43,663)	$(97)	$112,949
Other operating expenses (b)						157,623
Loss from operations						(44,674)

Other Expense:
Interest expense						(43,319)
Fair value adjustments, net						2,925
Foreign exchange loss, net						(3,810)
Other income						5,883
Loss before income and mining taxes						$(82,995)

Capital additions	$43,542	$65,337	$44,672	$70,056	$280	$223,887
Identifiable assets	569,369	578,110	362,986	683,035	817,604	3,011,104

(a) Total cost of sales in excess of sales value are transferred to ramp-up and suspension costs.

(b) Other operating expense items include general and administrative, exploration and pre-development, ramp-up and suspension costs, provision for closed operations and environmental matters, write-down of property, plant and equipment and other operating (income) expense, net.

Year ended December 31, 2022	Greens Creek	Lucky Friday	Keno Hill	Casa Berardi	Other	Total

Metal sales	$335,062	$147,814	$—	$235,136	$420	$718,432
Environmental remediation services	—	—	—	—	473	473
Intersegment sales	—	—	—	—	—	—
Reconciliation of sales	335,062	147,814	—	235,136	893	718,905
Elimination of intersegment sales						—
Total consolidated sales						718,905
Cost of sales and other direct production costs
Salaries, wages and employee benefits	64,142	42,155	863	58,678	6,186	172,024
Contractors	7,550	11,384	482	52,715	3,835	75,966
Materials and consumables	81,538	29,868	459	54,896	5,135	171,896
Product inventory change	(5,885)	(2,302)	-	(186)	(9,554)	(17,927)
Other direct production costs	36,462	1,789	496	21,833	(1,428)	59,152
Transfer to ramp-up and suspension costs(a)	-	-	(2,300)	-	-	(2,300)
Depreciation, depletion and amortization	48,911	33,704	-	60,962	361	143,938
Gross profit (loss)	$102,344	$31,216	$—	$(13,762)	$(3,642)	$116,156
Other operating expenses (b)						128,594
Loss from operations						(12,438)

Other Expense:
Interest expense						(42,793)
Fair value adjustments, net						(4,723)
Foreign exchange gain, net						7,211
Other income						7,829
Loss before income and mining taxes						$(44,914)

Capital additions	$36,898	$50,992	$19,725	$39,667	$2,096	$149,378
Identifiable assets	582,687	571,510	276,096	681,631	815,248	2,927,172

(a) Total cost of sales in excess of sales value are transferred to ramp-up and suspension costs.

(b) Other operating expense items include general and administrative, exploration and pre-development, ramp-up and suspension costs, provision for closed operations and environmental matters, write-down of property, plant and equipment and other operating (income) expense, net.

The following are our long-lived assets by geographic area as of December 31, 2024 and 2023 (in thousands):

	2024	2023
United States	$1,684,890	$1,698,285
Canada	1,001,612	960,109
Mexico	7,617	7,856
Total long-lived assets	$2,694,119	$2,666,250

Our products consist of metal concentrates and carbon material, which we sell to custom smelters, metal traders and third-party processors, and unrefined bullion bars (doré), which may be sold as doré or further refined before sale to precious metal traders. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer.

For sales of metals from refined doré at Casa Berardi, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer by the refiner. Refining, selling and shipping costs related to sales of doré and metals from doré are recorded to cost of sales as incurred.

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

The consideration we receive for our concentrate sales fluctuates due to changes in metals prices between the time of shipment and final settlement with the customer. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement with the customer. Also, it is unlikely a significant reversal of revenue for any one concentrate parcel will occur. As such, we use the expected value method to price the parcels until the final settlement date occurs, at which time the final transaction price is known. At December 31, 2024, metals contained in concentrate sales and exposed to future price changes totaled 1.5 million ounces of silver, 2,000 ounces of gold, 39,150 tons of zinc, and 52,350 tons of lead. However, as discussed in Note 10, we seek to mitigate the risk of price adjustments by using financially-settled forward contracts for some of our sales.

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

Sales of metal concentrates and metal products are made principally to custom smelters, third-party processors and metal traders. The percentage of metal sales contributed by each segment is reflected in the following table:

	Year Ended December 31,
	2024	2023	2022
Greens Creek	46.4%	53.7%	46.6%
Lucky Friday	22.3%	16.3%	20.6%
Keno Hill	8.2%	5.0%	—
Casa Berardi	23.1%	24.9%	32.7%
Other	—	0.1%	0.1%
	100%	100%	100%

Total sales for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Silver	$413,980	$302,284	$265,054
Gold	318,256	274,613	298,910
Lead	87,223	72,726	83,384
Zinc	130,767	116,230	123,057
Copper	416	—	—
Less: Smelter and refining charges	(41,273)	(50,909)	(51,973)
Total metal sales	909,369	714,944	718,432
Environmental remediation services	20,556	5,283	473
Total sales	$929,925	$720,227	$718,905

The following is metal sales information by geographic area based on the location of smelters and metal traders (for concentrate shipments) and the location of parent companies (for doré sales to metal traders) for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
United States	$41,079	$36,307	$21,938
Canada	457,423	375,092	406,600
Japan	44,561	52,744	51,375
Korea	181,372	127,590	107,828
China	183,644	103,534	136,514
Total, excluding gains/losses on forward contracts	$908,079	$695,267	$724,255

Metal sales by significant product type for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Doré and metals from doré - Greens Creek, Casa Berardi	$238,124	$211,321	$255,608
Carbon - Casa Berardi	7,670	4,333	2,607
Silver concentrate - Greens Creek, Lucky Friday, Keno Hill	493,584	356,941	329,165
Zinc concentrate - Greens Creek, Lucky Friday, Keno Hill	111,101	80,274	109,177
Precious metals concentrate - Greens Creek	57,600	42,398	27,698
Total, excluding gains/losses on forward contracts	$908,079	$695,267	$724,255

Metal sales for 2024, 2023 and 2022 included net gains of $1.3 million and $19.7 million and net losses of $5.8 million, respectively, on derivative contracts for silver, gold, lead and zinc contained in our sales. See Note 10 for more information.

Metal sales from continuing operations to significant metals customers as a percentage of total sales were as follows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Customer A - Casa Berardi	17.2%	24.2%	35.4%
Customer B - Greens Creek, Lucky Friday	28.1%	11.8%	23.9%
Customer C - Greens Creek	18.5%	15.5%	11.3%
Customer D - Greens Creek, Keno Hill	15.9%	9.5%	6.9%

Our trade accounts receivable balance related to contracts with customers was $31.5 million, $19.4 million and $45.1 million at December 31, 2024, 2023 and 2022, respectively, and included no allowance for credit losses. Trade accounts receivable balances with significant metals customers as of December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Customer B	46.1%	22.2%	57.5%
Customer C	16.8%	3.3%	3.1%
Customer D	28.2%	—	2.1%
Customer E	7.2%	24.2%	3.2%
Customer F	—	—	15.9%
Customer G	—	—	11.8%
Customer H	—	34.8%	—

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

Our environmental services remediation revenue is all generated by our ERDC subsidiary and all from one customer CIRNAC. Annually, ERDC and CIRNAC agree to detailed work plans ("DWP") covering the planned activities from April 1 to March 31, the Canadian government's fiscal year. All DWPs are a separate performance obligation, which are satisfied over time as the services are performed and CIRNAC approves the work performed. Payment terms are 30 days after receipt of an invoice by CIRNAC. CIRNAC has the ability to cancel the contract with or without cause by providing written notice to the Company. ERDC is owed for work performed as of the date of cancellation. As at December 31, 2024, 2023 and 2022, CIRNAC owed us $8.8 million, $3.6 million and $0.4 million, which is included as part of "Other Accounts Receivable" on our consolidated balance sheet.

We do not incur significant costs to obtain contracts, nor costs to fulfill contracts which are not addressed by other accounting standards. Therefore, we have not recognized an asset for such costs as of December 31, 2024 and 2023.

Note 5: Environmental and Reclamation Activities

The liabilities accrued for our reclamation and closure costs at December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Operating properties:
Greens Creek	$38,737	$39,893
Lucky Friday	10,982	12,022
Keno Hill	3,500	3,360
Casa Berardi	17,005	11,157
Non-operating properties:
Nevada	33,700	30,539
San Sebastian	1,509	2,061
Troy mine	3,385	5,238
Johnny M	10,148	10,148
All other sites	5,944	6,039
Total	124,910	120,457
Reclamation and closure costs, current	(13,748)	(9,660)
Reclamation and closure costs, non-current	$111,162	$110,797

The activity in our accrued reclamation and closure cost liability for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

Balance at January 1, 2022	$113,231
Accruals for estimated costs	2,874
Accretion expense	5,995
Revision of estimated cash flows due to changes in reclamation plans	452
Payment of reclamation obligations	(5,553)
Balance at December 31, 2022	116,999
Accruals for estimated costs	2,952
Accretion expense	7,740
Revision of estimated cash flows due to changes in reclamation plans	(29)
Payment of reclamation obligations	(7,205)
Balance at December 31, 2023	120,457
Accruals for estimated costs	(239)
Accretion expense	5,806
Revision of estimated cash flows due to changes in reclamation plans	7,383
Payment of reclamation obligations	(8,497)
Balance at December 31, 2024	$124,910

Asset Retirement Obligations

Below is a reconciliation as of December 31, 2024 and 2023 (in thousands) of the asset retirement obligations (“ARO”) which are included in our total accrued reclamation and closure costs of $124.9 million and $120.5 million, respectively, discussed above. The estimated reclamation and closure costs were discounted using credit adjusted, risk-free interest rates ranging from 5.75% to 14.5% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

	2024	2023
Balance January 1	$99,067	$96,620
Changes in obligations due to changes in reclamation plans	5,226	(29)
Accretion expense	5,806	7,740
Payment of asset retirement obligations	(4,667)	(5,264)
Balance at December 31	$105,432	$99,067

Payments for reclamation obligations were incurred at Lucky Friday and at our former operating mines San Sebastian and Troy.

The AROs related to the changes described above were discounted using a credit adjusted, risk-free interest rate of between 2.75% and 7.5% and inflation rates ranging from 1.8% to 4%.

Note 6: Employee Benefit Plans

Pensions and Other Post-retirement Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees and a Supplemental Excess Retirement Plan (“SERP”) covering certain eligible employees. During July 2024, we closed the Hecla Mining Company Retirement Plan for Employees (the “Hecla Plan”) to new participants. The closure of the Hecla Plan does not affect employees hired prior to July 19, 2024, and they will continue to accrue benefits. Benefits to retirees will continue unchanged.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2024, and the funded status as of December 31, 2024 and 2023 (in thousands):

	Pension Benefits
	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$149,426	$148,143
Service cost	3,659	3,794
Interest cost	8,302	7,974
Change due to mortality change	2,430	643
Change due to discount rate change	10,819	(3,635)
Actuarial return	1,714	401
Benefits paid	(8,346)	(7,894)
Benefit obligation at end of year	168,004	149,426
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	176,958	175,159
Actual return on plan assets	15,722	7,937
Employer contributions	—	1,756
Benefits paid	(8,346)	(7,894)
Fair value of plan assets at end of year	184,334	176,958
Funded status at end of year	$16,330	$27,532

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2024 and 2023 (in thousands):

	Pension Benefits
	2024	2023
Non-current assets:
Accrued benefit asset	$19,879	$28,399
Pension liability
Accrued current benefit liability	(1,556)	(867)
Accrued benefit liability	(1,993)	—
Accumulated other comprehensive loss	19,489	8,031
Net amount recognized	$35,819	$35,563

The benefit obligation and prepaid benefit costs were calculated by applying the following weighted average assumptions:

	Pension Benefits
	2024	2023
Discount rate: net periodic pension cost	5.14%	5.77%
Discount rate: projected benefit obligation	5.14%	5.77%
Expected rate of return on plan assets	7.25%	7.25%
Rate of compensation increase: net periodic pension cost	3%	5%/2%	(1)
Rate of compensation increase: projected benefit obligation	3%	4%/3%/2%	(2)

(1)
5% for 2024 and 2% per year thereafter.
(2)
4% for 2024, 3% for 2025 and 2% per year thereafter.

The above assumptions were calculated based on information as of December 31, 2024 and 2023, the measurement dates for the plans. The discount rate is based on the yield curve for investment-grade corporate bonds as published by the U.S. Treasury Department. The expected rate of return on plan assets is based upon consideration of the plan’s current asset mix, historical long-term return rates and the plan’s historical performance. Our current assumption for the rate on plan assets is 7.25%. The vested benefit obligation is determined based on the actuarial present value of benefits to which employees are currently entitled, based on employees' expected date of separation or retirement.

Net periodic pension cost for the plans consisted of the following in 2024, 2023, and 2022 (in thousands):

	Pension Benefits
	2024	2023	2022
Service cost	$3,659	$3,794	$6,262
Interest cost	8,302	7,974	5,476
Expected return on plan assets	(12,544)	(12,428)	(13,452)
Amortization of prior service cost	265	500	511
Amortization of net loss (gain)	61	(188)	2,049
Net periodic pension (benefit) cost	$(257)	$(348)	$846

The service cost component of net periodic pension cost is included in the same line items of our consolidated financial statements as other employee compensation costs. The net benefit of $3.9 million, $4.1 million and $5.4 million for 2024, 2023 and 2022, respectively, related to all other components of net periodic pension cost is included in other income on our consolidated statements of operations and comprehensive income (loss).

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

Accounting guidance has established a hierarchy of assets measured at fair value on a recurring basis. The three levels included in the hierarchy are:

Level 1: quoted prices in active markets for identical assets or liabilities

Level 2: significant other observable inputs

Level 3: significant unobservable inputs

The fair values by asset category in each pension plan, along with their hierarchy levels, are as follows as of December 31, 2024 (in thousands):

	Hecla plans				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments measured at fair value
Interest-bearing cash	$2,699	$—	$—	$2,699	$123	$—	$—	$123
Common stock	18,874	—	—	18,874	2,932	—	—	2,932
Mutual funds	87,823	—	—	87,823	13,016	—	—	13,016
Total investments in the fair value hierarchy	109,396	—	—	109,396	16,071	—	—	16,071
Investments measured at net asset value
Real estate funds	—	—	—	16,318	—	—	—	3,698
Common collective funds	—	—	—	31,688	—	—	—	7,163
Total investments measured at net asset value	—	—	—	48,006	—	—	—	10,861
Total fair value	$109,396	$—	$—	$157,402	$16,071	$—	$—	$26,932

The fair values by asset category in each defined benefit pension plan, along with their hierarchy levels, were as follows as of December 31, 2023 (in thousands):

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

Common stock investments included investments in Hecla common stock as of December 31, 2024 of $18.9 million (2023: $19.9 million for the Hecla Plan and SERP and $2.9 million (2023: $2.9 million) for the Lucky Friday retirement plan.

Generally, investments are valued based on information provided by fund managers to each plan's trustee as reviewed by management and its investment advisers. Mutual funds and equities are valued based on available exchange data. Commingled equity funds consist of publicly-traded investments.

Fair value for real estate funds, hedge funds and common collective equity funds is measured using the net asset value per share (or its equivalent) practical expedient (“NAV”), and has not been categorized in the fair value hierarchy. There are no unfunded commitments related to these investments. There are no restrictions on redemptions of these funds as of December 31, 2024, except as limited by the redemption terms discussed below. The following summarizes information on the asset classes measured using NAV:

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

The following are estimates of future benefit payments, which reflect expected future service as appropriate, related to our pension plans (in thousands):

Year Ending December 31,	Pension Plans
2025	$10,061
2026	10,171
2027	10,158
2028	10,427
2029	10,610
Years 2030-2033	53,433

The last time we made a contribution to the plans was during 2023 in the form of $1.0 million in shares of our common stock, of which $0.8 million and $0.2 million was contributed to the SERP and Hecla Plan, respectively. We do not expect to be required to contribute to our defined benefit plans in 2025, but we may choose to do so.

The following table indicates whether our pension plans had accumulated benefit obligations (“ABO”) in excess of plan assets, or plan assets exceeded ABO. During 2024 two of our plans had plan assets in excess of the ABO and one did not. During 2023 all three of our plans assets exceeded the ABO (in thousands).

	2024	2024	2023
	Plan Assets Exceed ABO	ABO Exceed Plan Assets	Plan Assets Exceed ABO
Projected benefit obligation	$48,251	$119,753	$149,426
Accumulated benefit obligation	$47,262	$116,148	$146,336
Fair value of plan assets	$66,573	$117,761	$176,958

For the pension plans, the following amounts are included in “Accumulated other comprehensive income, net” on our balance sheet as of December 31, 2024, that have not yet been recognized as components of net periodic benefit cost (in thousands):

Pension Benefits
Unamortized net loss	$19,185
Unamortized prior service cost	304

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

Capital Accumulation Plans

Our Capital Accumulation Plan ("401(k) plan") is available to all U.S. salaried and certain hourly employees upon employment. We make a matching contribution in the form of cash or stock of 100% of an employee’s contribution up to 6% of eligible earnings. Our matching contributions, all in Hecla common stock, were $4.8 million, $4.6 million and $4.5 million in 2024, 2023 and 2022, respectively.

We also maintain a 401(k) plan that is available to all hourly employees at Lucky Friday after completion of six months of service. When an employee meets eligibility requirements we make a matching cash contribution of 55% of the employee’s contribution up to, but not exceeding, 6% of the employee’s eligible earnings. Our matching contributions were $1.6 million, $1.3 million and $0.6 million in 2024, 2023 and 2022, respectively.

Note 7: Income and Mining Taxes

Major components of our income and mining tax (provision) benefit for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	2024	2023	2022

Current:
Domestic	$(6,758)	$(3,846)	$(3,915)
Foreign	(3,968)	(3,322)	(5,119)
Total current income and mining tax (provision) benefit	(10,726)	(7,168)	(9,034)
Deferred:
Domestic	(30,435)	(17,058)	2,064
Foreign	10,747	23,004	14,536
Total deferred income and mining tax (provision) benefit	(19,688)	5,946	16,600
Total income and mining tax (provision) benefit	$(30,414)	$(1,222)	$7,566

Domestic and foreign components of income (loss) before income and mining taxes for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	2024	2023	2022

Domestic	$121,273	$43,745	$(6,343)
Foreign	(55,057)	(126,740)	(38,571)
Total	$66,216	$(82,995)	$(44,914)

The annual tax (provision) benefit is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss). The reasons for the difference are (in thousands):

	2024		2023		2022

Computed “statutory” benefit (provision)	$(13,905)	22%	$17,429	21%	$9,432	21%
Percentage depletion	9,895	(15)	4,205	5	8,542	19
Change in valuation allowance	(14,195)	21	(20,016)	(24)	(8,113)	(18)
State taxes, net of federal tax benefit	(4,823)	7	(2,731)	(3)	(158)	—
Foreign currency remeasurement	590	(1)	(4,155)	(5)	4,559	10
Rate differential on foreign earnings	3,293	(5)	6,553	8	1,515	3
Compensation	(2,684)	4	(1,636)	(2)	173	—
Mining and other taxes	(7,661)	12	(1,359)	(2)	(6,609)	(15)
Other	(924)	1	488	1	(1,775)	(3)
Total (provision) benefit	$(30,414)	46%	$(1,222)	(1)%	$7,566	17%

At December 31, 2024 and 2023, the net deferred tax liability was $110.3 million and $102.0 million, respectively. The individual components of our net deferred tax assets and liabilities are reflected in the table below (in thousands).

	December 31,
	2024	2023

Deferred tax assets:
Accrued reclamation costs	$34,538	$33,451
Deferred exploration	21,591	22,341
Foreign net operating losses	50,763	52,091
Domestic net operating losses	191,583	214,137
Foreign exchange loss	29,292	22,247
Foreign tax credit carryforward	1,576	2,026
Miscellaneous	38,443	35,060
Total deferred tax assets	367,786	381,353
Valuation allowance	(115,105)	(100,910)
Total deferred tax assets	252,681	280,443
Deferred tax liabilities:
Miscellaneous	(8,648)	(12,950)
Properties, plants and equipment	(354,299)	(369,445)
Total deferred tax liabilities	(362,947)	(382,395)
Net deferred tax liability	$(110,266)	$(101,952)

We evaluated the positive and negative evidence available to determine the amount of valuation allowance required on our deferred tax assets. At December 31, 2024, the balance of our valuation allowances was $115.1 million compared to $100.9 million at December 31, 2023. We retained a balance of valuation allowance on Hecla US operations at December 31, 2024 of $3.4 million for state loss carryforwards and foreign tax credits. In the Nevada U.S. Group, the scheduling of reversing deferred tax assets and liabilities determined that existing tax loss carryforwards subject to the limitation of eighty percent reduction of taxable income may be limited in the future. A valuation allowance is recorded for $39.2 million. Due to cessation of operations in Mexico at the end of 2020, we are uncertain when a source of taxable income will be available in that jurisdiction. Therefore, a valuation allowance of $11.6 million was retained on deferred tax assets in Mexico. As of December 31, 2024, a $60.9 million valuation allowance is recorded for Canadian jurisdictions, primarily related to the Alexco acquisition in 2022. The changes in the valuation allowance for the years ended December 31, 2024, 2023 and 2022, are as follows (in thousands):

	2024	2023	2022
Balance at beginning of year	$(100,910)	$(72,856)	$(39,152)
Valuation allowance on deferred tax assets acquired with the ATAC (2023) and Alexco (2022) acquisitions	—	(8,077)	(25,591)
Increase related to non-recognition of deferred tax assets due to uncertainty of recovery and increase related to non-utilization of net operating loss carryforwards	(16,965)	(21,114)	(13,256)
Decrease related to either or a combination of (i) utilization, (ii) release due to future benefit, and (iii) expiration of deferred tax assets as applicable	2,770	1,137	5,143
Balance at end of year	$(115,105)	$(100,910)	$(72,856)

As of December 31, 2024, for U.S. income tax purposes, we have federal and state net operating loss carryforwards of $818.1 million and $318.2 million, respectively. U.S. net operating loss carryforwards for periods arising before January 1, 2018 have a 20-year expiration period, the earliest of which could expire in 2031. U.S. net operating loss carryforwards of $468.3 million arising in 2018 and future periods have an indefinite carryforward period. We have foreign and provincial net operating loss carryforwards of $183.0 million, which expire between 2026 and 2044. Our utilization of U.S. net operating loss carryforwards may be subject to annual limitations if there is a change in control as defined under Internal Revenue Code Section 382. As of December 31, 2024, no change in control has occurred in the Hecla U.S. group. Net operating losses acquired with the Nevada U.S. Group are subject to limitation under Internal Revenue Code Section 382. However, the annual limitation is not expected to have a material impact on our ability to utilize the losses.

We have Internal Revenue Code Section 163(j) interest expense limitation carryforwards in the Nevada U.S. Group of $27.5 million as of December 31, 2024. The carryforward results in a future tax benefit of $5.8 million and has an indefinite carryforward period. There are no 163(j) interest limitations in the Hecla US group as of December 31, 2024.

We have excessive interest and financing expense limitation ("EIFEL") carryforwards of $4.7 million in Hecla Quebec as of December 31, 2024. The carryforward results in a future tax benefit of $0.9 million and has an indefinite carryforward period. In the Alexco Group, EIFEL carryforwards of $16.4 million as of December 31, 2024. The carryforward results in a future tax benefit of $4.4 million and has an indefinite carryforward period.

As of December 31, 2024, we have foreign tax credit carryforwards of $1.6 million. The carryforward period for foreign tax credits is 10 years. Our foreign tax credits will expire between 2025 and 2026.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2008, nor subject to examinations by foreign tax authorities for years prior to 2018. We are currently under examination in certain local Canadian tax jurisdictions. However, we do not anticipate any material adjustments.

We had no unrecognized tax benefits as of December 31, 2024 or 2023. Due to the net operating loss carryover provision, coupled with the lack of any unrecognized tax benefits, we have not provided for any interest or penalties associated with any unrecognized tax benefits. If interest and penalties were to be assessed, our policy is to charge interest to interest expense, and penalties to other operating expense. It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next 12 months.

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

Potential dilutive common shares include outstanding unvested restricted stock unit awards, deferred restricted stock units, performance based units, warrants and convertible preferred stock (collectively referred to as dilutive units) for periods in which we have reported net income. The 2024 dilutive units exclude the impact of 2,068,000 warrants exerciseable at $8.02 per warrant, due to their anti-dilutive impact. For periods in which we reported net losses, potential dilutive units are excluded, as their conversion and exercise would not reduce earnings per share. Under the if-converted method, preferred shares would not dilute earnings per share in any of the periods presented.

The following table represents net income (loss) per common share – basic and diluted (in thousands, except income (loss) per share):

	Year ended December 31,
	2024	2023	2022

Numerator
Net income (loss)	$35,802	$(84,217)	$(37,348)
Preferred stock dividends	(552)	(552)	(552)
Net income (loss) applicable to common stockholders	$35,250	$(84,769)	$(37,900)

Denominator
Basic weighted average common shares	620,848	605,668	557,344
Dilutive units	1,687	—	—
Diluted weighted average common shares	622,535	605,668	557,344

Basic income (loss) per common share	$0.06	$(0.14)	$(0.07)
Diluted income (loss) per common share	$0.06	$(0.14)	$(0.07)

For the years ended December 31, 2023 and 2022, all outstanding dilutive units were excluded from the computation of diluted loss per share, as our reported net losses for those periods would cause their conversion and exercise to have no effect on the calculation of loss per share.

Note 9: Debt, Credit Facility and Leases

Debt Summary

Our debt as of December 31, 2024 and 2023 consisted of our 7.25% Senior Notes due February 15, 2028 (“Senior Notes”), our Investissement Quebec Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”) and any drawn amounts on our $225 million Credit Agreement. These debt arrangements are discussed further below. The following tables summarize our current and long-term debt balances, including principal amounts outstanding under the Credit Agreement, as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Senior Notes	IQ Notes	Credit Agreement	Total
Principal	$475,000	$33,525	$23,000	$531,525
Unamortized discount/premium and issuance costs	(2,816)	92	—	(2,724)
Total debt	472,184	33,617	23,000	528,801
Less: current debt	—	(33,617)	—	(33,617)
Long-term debt	$472,184	$—	$23,000	$495,184

	December 31, 2023
	Senior Notes	IQ Notes	Credit Agreement	Total
Principal	$475,000	$36,473	$128,000	$639,473
Unamortized discount/premium and issuance costs	(3,730)	257	—	(3,473)
Long-term debt	$471,270	$36,730	$128,000	$636,000

The following table summarizes the scheduled annual future payments, including interest, for the Senior Notes and IQ Notes as of December 31, 2024 (in thousands). The amounts for the IQ Notes are stated in USD based on the USD/CAD exchange rate as of December 31, 2024.

	Senior Notes	IQ Notes
2025	$34,438	$35,709
2026	34,438	—
2027	34,437	—
2028	479,305	—
Total	$582,618	$35,709

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

The Senior Notes are recorded net of a 1.16% initial purchaser discount totaling $5.5 million. The Senior Notes bear interest at a rate of 7.25% per year from the date of issuance or from the most recent payment date on which interest has been paid or provided for. Interest on the Senior Notes is payable on February 15 and August 15 of each year, commencing August 15, 2020. During 2024, 2023 and 2022, interest expense on the statement of operations and comprehensive (loss) income related to the Senior Notes and 2021 Notes and amortization of the initial purchaser discount and fees related to the issuance of the Senior Notes and 2021 Notes totaled $35.4 million, $34.4 million and $35.4 million, respectively.

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

Since February 15, 2023, the Senior Notes are redeemable in whole or in part, on the redemption dates specified in the Indenture, at the following redemption prices (expressed as a percentage of the principal amount) plus accrued interest, if any, to the redemption date: (i) 105.438% for the twelve-month period beginning after February 15, 2023, (ii) 103.625% for the twelve-month period beginning after February 15, 2024, (iii) 101.813% for the twelve-month period beginning after February 15, 2025, and (iv) 100.0% after February 15, 2026. Since February 15, 2023, we may redeem up to 35% of the Senior Notes with the net cash proceeds of certain equity offerings.

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

IQ Notes

On July 9, 2020, we entered into a note purchase agreement pursuant to which we issued CAD$50 million (USD$36.8 million at the time of the transaction) in aggregate principal amount of our IQ Notes to Investissement Québec, a financing arm of the Québec government. Because the IQ notes are denominated in CAD, the reported USD-equivalent principal balance will change with movements in the exchange rate. The IQ Notes were issued at a premium of 103.65%, or CAD$1.8 million, implying an effective annual yield of 5.74% and an aggregate principal amount to be repaid of CAD$48.2 million. The IQ Notes were issued in four equal installments of CAD$12.5 million on July 9, August 9, September 9 and October 9, 2020, with the first installment issued net of CAD$0.6 million in fees. The IQ Notes bear interest on amounts outstanding at a rate of 6.515% per year, payable on January 9 and July 9 of each year, commencing January 9, 2021. The IQ Notes are senior and unsecured and are pari passu in all material respects with the Senior Notes, including with respect to guarantees of the IQ Notes by certain of our subsidiaries. The net proceeds from the IQ Notes are available for general corporate purposes, including open market purchases of a portion of the Senior Notes and to pay for capital expenditures at Casa Berardi. Under the note purchase agreement for the IQ Notes and subject to a force majeure event, we met the requirement to invest in the aggregate CAD$100 million at Casa Berardi and other exploration and development projects in Quebec over the four-year period commencing on July 9, 2020. During 2024, 2023 and 2022, interest expense related to the IQ Notes, including premium and origination fees, totaled $2.2 million, $2.3 million and $2.3 million, respectively. The IQ Notes are due and payable on July 9, 2025.

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

Proceeds of the revolving loans under the Credit Agreement may be used for general corporate purposes. The interest rate on the outstanding loans under the Credit Agreement is based on the Company’s net leverage ratio and is calculated at (i) Term Secured Overnight Financing Rate ("SOFR") plus 2% to 3.5% or (ii) Bank of America’s Base Rate plus 1% to 2.5% with Base Rate being the 14 highest of (i) the Bank of America prime rate, (ii) the Federal Funds rate plus .50% or (iii) Term SOFR plus 1.00%. For each amount drawn, we elect whether we draw on a one, three or six month basis or annual basis for SOFR. If we elect to draw for greater than six months, we pay interest quarterly on the outstanding amount.

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

As of December 31, 2024, $6.2 million (2023: $6.9 million) was used for letters of credit, and $23.0 million (2023: $128.0 million) was drawn on the facility leaving $195.8 million available for borrowing.

We believe we were in compliance with all covenants under the Credit Agreement as of December 31, 2024.

Finance Leases

We have entered into various lease agreements, primarily for equipment at our operations, which we have determined to be finance leases. At December 31, 2024, the total liability associated with the finance leases, including certain purchase option amounts, was $21.9 million (2023: $26.8 million), with $8.2 million (2023: $9.8 million) of the liability classified as current and $13.7 million (2023: $17.0 million) classified as non-current. The assets related to these leases are recorded in properties, plants, equipment and mine development, net, on our consolidated balance sheets and totaled $14.0 million as of December 31, 2024 (2023: $20.3 million), net of accumulated depreciation. Expense during 2024, 2023 and 2022 related to finance leases included $7.9 million, $12.6 million and $7.1 million, respectively, for amortization of the related assets, and $0.9 million, $0.9 million and $0.9 million, respectively, for interest expense. The total obligation for future minimum finance lease payments was $24.1 million as of December 31, 2024, with $2.2 million attributed to interest. Our finance leases as of December 31, 2024 had a weighted average remaining term of 1.7 years (2023: 2.2 years) and a weighted average discount rate of 9.7% (2023: 9.9%).

At December 31, 2024, the annual maturities of finance lease commitments, including interest, were (in thousands):

Twelve-month period ending December 31,
2025	$9,576
2026	7,849
2027	3,962
2028	1,099
2029	1,099
More than 5 years	550
Total	24,135
Less: effect of interest	(2,223)
Net finance lease obligation	$21,912

Operating Leases

We have entered into various lease agreements, primarily for equipment, buildings and other facilities, and land at our operations and corporate offices, which we have determined to be operating leases. Some of the operating leases allow for extension of the lease beyond the current term at our option. We have considered the likelihood and estimated duration of the extension options in determining the lease term for measurement of the liability and right-of-use asset. For our operating leases as of December 31, 2024, we have assumed a weighted average discount rate of 5.7% (2023: 6.5%). As of December 31, 2024, the total liability balance associated with the operating leases was $8.0 million (2023: $8.6 million), with $0.9 million (2023: $0.8 million) of the liability classified as current as part of Other Current Liabilities and the remaining $7.1 million (2023: $7.8 million) classified as non-current as part of Other Non-Current Liabilities on our balance sheet. The right-of-use assets for our operating leases are recorded as a non-current asset on our consolidated balance sheets and totaled $7.5 million and $8.3 million as of December 31, 2024 and 2023, respectively. During 2024, 2023 and 2022, operating lease expense, and cash paid for operating leases included in net cash provided by operating activities, totaled $3.8 million, $3.1 million and $3.1 million, respectively. The weighted-average remaining lease term for our operating leases as of December 31, 2024 was 7.3 years (2023: 9.8 years).

At December 31, 2024, the annual maturities of undiscounted operating lease payments, including assumed extensions beyond the current lease terms, were (in thousands):

Twelve-month period ending December 31,
2025	$1,299
2026	1,299
2027	1,192
2028	1,054
2029	990
More than 5 years	4,916
Total	10,750
Less: effect of discounting	(2,755)
Operating lease liability	$7,995

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

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi operation and Keno Hill operation are USD-functional entities which routinely incur expenses denominated in CAD. Such expenses expose us to exchange rate fluctuations between the USD and CAD. We have a program to manage our exposure to fluctuations in the USD exchange rate for these subsidiaries' future operating and capital costs denominated in CAD. The program related to forecasted cash operating costs at Casa Berardi and Keno Hill utilizes forward contracts to buy CAD, some of which are designated as cash flow hedges. As of December 31, 2024, we have a total of 378 forward contracts outstanding to buy a total of CAD $279.3 million having a notional amount of USD$206.6 million with CAD-to-USD exchange rates ranging between 1.2816 and 1.4223, with the following exposures from 2025-2026:

•
Forecasted cash operating costs at Casa Berardi and Keno Hill of CAD $198.6 million at an average CAD-to-USD exchange rate of 1.34.
•
Forecasted capital expenditures at Casa Berardi of CAD$15.8 million at an average CAD-to-USD exchange rate of 1.345.
•
Forecasted capital expenditures at Keno Hill of CAD$47.7 million at an average CAD-to-USD exchange rate of 1.373.
•
Forecasted exploration expenditures at Casa Berardi and Keno Hill of CAD$5.6 million at an average CAD-to-USD exchange rate of 1.4025.
•
Forecasted Corporate costs of CAD$11.7 million at an average CAD-to-USD exchange rate of 1.368.

As of December 31, 2024 and 2023, we recorded the following balances for the fair value of the contracts (in millions):

	December 31,
Balance sheet line item:	2024	2023
Other current assets	$—	$2.7
Other non-current assets	—	2.0
Current derivative liabilities	(8.2)	(1.1)
Non-current derivative liabilities	(2.0)	(0.4)

Net unrealized losses of approximately $8.0 million related to the effective portion of the hedges were included in accumulated other comprehensive income (loss) as of December 31, 2024. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $6.0 million in net unrealized losses included in accumulated other comprehensive income (loss) as of December 31, 2024 will be reclassified to current earnings in the next twelve months.

Net realized losses of approximately $3.8 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the year ended December 31, 2024. Net unrealized losses of approximately $5.7 million related to contracts not designated as hedges and no net unrealized gains or losses related to ineffectiveness of the hedges were included in fair value adjustments, net on our consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2024.

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

The following tables summarize the quantities of metals committed under forward sales contracts at December 31, 2024 and 2023:

December 31, 2024	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2025 settlements	1,535	2	20,834	14,661	$31.46	$2,673	$1.40	$0.97
Contracts on forecasted sales
2025 settlements	—	—	59,194	47,840	N/A	N/A	$1.39	$0.99
2026 settlements	—	—	6,283	52,911	N/A	N/A	$1.41	$1.03

December 31, 2023	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2024 settlements	735	3	441	15,542	$24.40	$2,045	$1.51	$1.00
Contracts on forecasted sales
2024 settlements	—	—	—	56,713	N/A	N/A	N/A	$0.98
2025 settlements	—	—	—	49,273	N/A	N/A	N/A	$0.98

At December 31, 2024 and 2023, we recorded the following balances for the fair value of forward contracts held at that time (in millions):

	December 31, 2024			December 31, 2023
Balance sheet line item:	Contracts in an asset position	Contracts in a liability position	Net asset (liability)	Contracts in an asset position	Contracts in a liability position	Net asset (liability)
Other current assets	$11.5	$—	$11.5	$3.1	$—	$3.1
Other non-current assets	6.6	—	6.6	1.5	—	1.5
Current derivatives liability	—	—	—	—	(0.1)	(0.1)

Net realized and unrealized gains of approximately $13.4 million related to the effective portion of the contracts designated as hedges were included in accumulated other comprehensive loss as of December 31, 2024. Realized and unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying forecasted sales transaction is recognized. We estimate approximately $7.9 million in net realized and unrealized gains included in accumulated other comprehensive loss as of December 31, 2024 will be reclassified to current earnings in the next twelve months. The realized gains arose due to cash settlement of zinc and lead contracts in 2023 and zinc contracts in 2022 prior to maturity for cash proceeds of $8.5 million and $17.4 million, respectively.

We recognized a net gain of $1.3 million, including a $11.4 million gain transferred from accumulated other comprehensive income (loss), during 2024 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales. The net gain recognized on the contracts offsets loss related to price adjustments on our provisional concentrate sales, both of which resulted from changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

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

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contract. As of December 31, 2024, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these arrangements was $10.2 million as of December 31, 2024, and includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at December 31, 2024, we could have been required to settle our obligations under the agreements at their termination value of $10.2 million.

Note 11: Fair Value Measurement

Fair value adjustments, net is comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Loss (gain) on derivative contracts	$(5,907)	$3,168	$844
Unrealized gain (loss) on investments in equity securities	3,703	(243)	(5,632)
Gain on disposition or exchange of investments	—	—	65
Total fair value adjustments, net	$(2,204)	$2,925	$(4,723)

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

	Balance at December 31, 2024	Balance at December 31, 2023	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$26,868	$106,374	Level 1
Current and non-current investments:
Equity securities	33,158	32,284	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	31,515	17,940	Level 2
Derivative contracts - other current assets and other non-current assets:
Metal forward contracts	18,039	4,698	Level 2
Foreign exchange contracts	—	4,657	Level 2
Restricted cash and cash equivalents balances:
Certificates of deposit and other deposits	1,177	1,165	Level 1

Liabilities
Derivative contracts - current and non-current derivative liabilities:
Metal forward contracts	$—	$40	Level 2
Foreign exchange contracts	10,176	1,508	Level 2

Cash and cash equivalents consist primarily of money market funds which are carried at fair value.

Current and non-current restricted cash and cash equivalents balances consist primarily of certificates of deposit, U.S. Treasury securities, and other deposits which are carried at fair value.

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

At December 31, 2024, our Senior Notes and IQ Notes were recorded at their carrying values of $472.2 million and $33.6 million, respectively, net of unamortized initial purchaser discount/premium and issuance costs. The estimated fair values of our Senior Notes and IQ Notes were $478.5 million and $34.1 million, respectively, at December 31, 2024. Quoted prices, which we consider to be Level 1 inputs, are utilized to estimate the fair value of the Senior Notes. Unobservable inputs which we consider to be Level 3, including an assumed current annual yield of 6.77%, are utilized to estimate the fair value of the IQ Notes. The credit agreement, which we consider to be Level 1 in the fair value hierarchy, has a carrying and fair value of $23.0 million. See Note 11 for more information.

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

Dividends

In September 2011 and February 2012, our Board of Directors (“Board”) adopted a common stock dividend policy that had two components: (1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and (2) a minimum annual dividend of $0.01 per share of common stock, in each case, payable quarterly, if and when declared. In September 2020, we amended the dividend policy to (1) reduce the minimum quarterly realized silver price threshold for the first component above from $30 per ounce to $25 per ounce, and (2) increased the minimum annual dividend from $0.01 per share to $0.015 per share. In each of May and September 2021, our Board approved an increase in our silver-linked dividend policy by $0.01 per year, and in September 2021 also approved a reduction in the minimum realized silver price threshold to $20 from $25 per ounce.

Total quarterly common stock and preferred stock dividends declared by our Board for the years ended December 31, 2024, 2023 and 2022 amounted to $25.5 million, $15.7 million and $12.9 million respectively. The common stock dividend declared by the Board in the third quarter of 2020 and each subsequent quarter with the exception of the fourth quarter of 2022 has included the silver-linked component, as the realized silver price was above the minimum thresholds applicable to each of those quarters. Prior to 2011, no dividends had been declared on our common stock since 1990.

In early February 2025, we revised our common stock dividend policy to eliminate the silver-linked component. We intend to maintain the annual common stock dividend, however the declaration and payment of dividends remain in the sole discretion of our Board of Directors, and there can be no assurance it will declare any future dividend.

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents in ATM offerings. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any sales of shares under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. During the year ended December 31, 2024, we sold 9,339,287 shares under the agreement for proceeds of $58.4 million, net of commissions and fees of approximately $0.9 million. In total since September 2022 through December 31, 2024, we have sold 23,843,684 shares under the agreement for total proceeds of $132.3 million, net of commissions and fees of $2.1 million.

Common Stock Repurchase Program

In 2012, our Board approved a stock repurchase program under which we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchase program may be modified, suspended or discontinued by us at any time. As of December

31, 2024, a total of 934,100 shares have been repurchased under the program, at an average price of $3.99 per share. No shares were purchased under the program during the periods covered by these financial statements.

Preferred Stock

We have 157,756 shares (2023: 157,776 shares) of Series B Preferred Stock (“Preferred Stock”) outstanding which are listed on the New York Stock Exchange. The Preferred Stock ranks senior to our common stock with respect to dividend payments, and amounts due upon liquidation, dissolution or winding up. While the Preferred Stock remains outstanding, we cannot authorize the creation or issuance of any class or series of stock that ranks senior to the Preferred Stock with respect to dividend payments, and amounts due upon liquidation, dissolution or winding up, without the consent of 66 2/3% of the Preferred Stockholders. Preferred Stockholders are entitled to receive, when, as and if declared by our Board, an annual cash dividend of $3.50 per share of Preferred Stock, payable quarterly in arrears. Dividends are cumulative from the date of issuance, regardless of whether we have assets legally available for such payment. Total quarterly preferred stock dividends declared by our Board for the years ended December 31, 2024, 2023 and 2022 amounted to $552,000 per year, respectively. Interest is not payable on any accumulated dividends. The Preferred Stock is redeemable at our option at $50 per share of Preferred Stock, plus any unpaid dividends up to the date of redemption. The Preferred Stock has a liquidation preference of $50 per share of Preferred stock, or $7.9 million, plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution. Except in limited circumstances, the Preferred Stockholders have no voting rights. Each share of Preferred Stock is convertible, in whole or in part, at the holder’s option into our common stock at a conversion price of $15.55 per common stock. During 2022, 40 shares of Preferred Stock were converted into 128 shares of our common stock.

Stock Award Plans

We use stock-based compensation plans to aid us in attracting, retaining and motivating our employees, as well as to provide incentives more directly linked to increases in stockholder value. These plans provide for the grant of options to purchase shares of our common stock, the issuance of restricted stock units, performance-based shares and other equity-based awards.

Stock-based compensation expense amounts for restricted stock units, performance based grants and common stock grants (collectively "incentive compensation") to employees, shares granted to the interim CEO and non-employee directors totaled $8.7 million, $6.6 million and $6.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Over the next twelve months, we expect to recognize $5.6 million in additional compensation expense as outstanding restricted stock units and performance-based shares vest.

Stock Incentive Plan

During 2010, our stockholders voted to approve the adoption of our 2010 Stock Incentive Plan and to reserve up to 20,000,000 shares of common stock for issuance under the plan. In the second quarter of 2019, our stockholders voted to approve an amendment to the plan to restore the number of shares of common stock available for issuance under the 2010 plan to the original 20,000,000 shares (along with other changes). The Board has broad authority under the 2010 plan to fix the terms and conditions of individual agreements with participants, including the duration of the award and any vesting requirements. As of December 31, 2024, there were 10,175,414 shares available for future grant under the 2010 plan.

Directors’ Stock Plan

In 2017, we adopted the amended and restated Hecla Mining Company Stock Plan for Non-Employee Directors (the “Directors’ Stock Plan”), which may be terminated by our Board of Directors at any time. Each non-employee director is credited each year with that number of shares determined by dividing $120,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. A minimum of 25% of the shares credited each year is held in trust for the benefit of each director until delivered to the director. Each director may elect, prior to the first day of the applicable year, to have a greater percentage contributed to the trust for that year. Delivery of the shares from the trust occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; (4) a change in control; or (5) at the election of the director at any time, provided, however, that shares must be held in the trust for at least two years prior to delivery. During 2024, 2023, and 2022, 150,387, 125,063, and 98,310 shares, respectively, were credited to the non-employee directors. During 2024, 2023, and 2022, $0.8 million, $0.7 million, and $0.4 million, respectively, was charged to general and administrative expense associated with the shares issued to the non-employee directors. During 2022, two directors retired and 388,175 shares were distributed to them. At December 31, 2024, there were 2,039,789 available for grant in the future under the plan.

Restricted Stock Units

Unvested restricted stock units ("RSU") activity granted by the Board to employees are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested, January 1, 2022	2,022,352	$3.97
Granted	1,256,532	$4.41
Canceled	(177,801)	$4.41
Vested	(1,304,968)	$3.97
Unvested, December 31, 2022	1,796,115	$4.23
Granted	1,316,120	$5.05
Canceled	(336,060)	$4.90
Vested	(918,927)	$5.05
Unvested, December 31, 2023	1,857,248	$4.28
Granted	1,538,407	$5.17
Canceled	(130,450)	$5.00
Vested	(908,132)	$4.45
Unvested, December 31, 2024	2,357,073	$4.76

Unvested RSUs will be forfeited by participants upon termination of employment in advance of vesting, with the exception of termination due to retirement if certain criteria are met. At December 31, 2024, there was unrecognized compensation expense of $6.8 million related to unvested RSUs to be recognized over a weighted average period of 2.0 years. The fair value of RSUs that vested during 2024, 2023 and 2022 was $4.7 million, $4.6 million and $5.8 million, respectively.

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

Unvested PSUs activity granted by the Board to eligible employees are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested, January 1, 2022	874,422	$2.61
Granted	322,796	$3.78
Vested (1)	(597,360)	$0.31
Unvested, December 31, 2022	599,858	$5.54
Granted	336,096	$3.54
Canceled	(109,727)	$5.30
Vested (1)	(205,425)	$8.17
Unvested, December 31, 2023	620,802	$3.63
Granted	542,770	$3.32
Forfeited (2)	(290,950)	$3.78
Unvested, December 31, 2024	872,622	$3.39

(1) Vested on December 31 and distributed in February of the following year

(2) The awards granted in 2022 did not meet the established performance criteria and accordingly were forfeited as unvested

Unvested PSUs will be forfeited by participants upon termination of employment in advance of vesting. At December 31, 2024, there was an unrecognized compensation expense of $1.6 million related to unvested PSUs to be recognized over a weighted average period of 1.6 years. The fair value of PSUs that vested during on December 31, 2023 and 2022, and were distributed in February 2024 and 2023 was $0.7 million and $1.0 million, respectively.

In connection with the vesting of restricted RSUs, PSUs and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their tax withholding obligations through net share settlement, pursuant to which we withhold the number of shares necessary to satisfy such withholding obligations and pay the obligations in cash. Pursuant to such net settlements, in 2024, we withheld 277,966 shares valued at $1.2 million, or $4.31 per share. In 2023, we withheld 404,514 shares valued at $2.0 million, or $5.03 per share. In 2022, we withheld 737,258 shares valued at $3.7 million, or $4.99 per share. These shares become treasury shares unless we cancel them.

Warrants

We have 2,068,000 (2023:4,136,000) warrants outstanding. The warrants were issued as part of the Klondex acquisition purchase consideration in July 2018. Each warrant entitles the warrant holder to purchase one share of our common stock. During the year end December 31, 2024, the warrant holder of 2,068,000 warrants with an exercise price of $1.57 and an expiration date of February 2029, exercised all their warrants by means of a cashless exercise whereby 1,488,050 shares were issued. The outstanding warrants have the following key terms:

Number of warrants	Exercise price	Expiration date
2,068,000	$8.02	April 2032

Note 13: Accumulated Other Comprehensive Income (Loss)

The following table lists the beginning balance, yearly activity and ending balance of each component of “Accumulated other comprehensive income (loss), net” (in thousands):

	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Income (Loss), Net
Balance January 1, 2022	$(4,675)	$(23,781)	$(28,456)
2022 change	13,837	17,067	30,904
Balance December 31, 2022	9,162	(6,714)	2,448
2023 change	4,546	(1,157)	3,389
Balance December 31, 2023	13,708	(7,871)	5,837
2024 change	(7,714)	(8,389)	(16,103)
Balance December 31, 2024	$5,994	$(16,260)	$(10,266)

The amounts above are net of the income tax effect of such balances and activity as summarized in the following table (in thousands):

	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Income (Loss), Net
Balance January 1, 2022	$4,689	$6,196	$10,885
2022 change	(5,233)	(6,454)	(11,687)
Balance December 31, 2022	(544)	(258)	(802)
2023 change	(1,683)	428	(1,255)
Balance December 31, 2023	(2,227)	170	(2,057)
2024 change	2,822	3,069	5,891
Balance December 31, 2024	$595	$3,239	$3,834

See Note 6 for more information on our employee benefit plans and Note 10 for more information on our derivative instruments.

Note 14: Product Inventories

Product Inventories

Our major components of product inventories are (in thousands):

	2024	2023
Concentrates	$15,030	$13,328
Stockpiled ore	13,168	7,168
In-process	6,764	8,327
Total product inventories	$34,962	$28,823

Note 15: Properties, Plants, Equipment and Mine Development, net, and Lease Commitments

Properties, Plants, Equipment and Mine Development

Our major components of properties, plants, equipment, and mine development are (in thousands):

	December 31,
	2024	2023

Mining properties, including asset retirement obligations	$958,858	$911,018
Development costs	671,741	630,391
Plants and equipment	1,805,236	1,666,577
Land	35,680	35,112
Mineral interests	1,166,045	1,164,390
Construction in progress	66,566	121,022
	4,704,126	4,528,510
Less accumulated depreciation, depletion and amortization	2,010,007	1,862,260
Net carrying value	$2,694,119	$2,666,250

During 2024, we incurred total capital expenditures of $214.5 million. This excludes non-cash items for equipment acquired under finance leases and adjustments for asset retirement obligations, and includes acquisitions of mineral interests and land. The expenditures included $49.6 million at Lucky Friday, $47.8 million at Greens Creek, $60.7 million at Casa Berardi and $54.9 million at Keno Hill.

Mineral interests include amounts for value beyond proven and probable reserves (“VBPP”) related to mines and exploration or pre-development interests acquired by us which are not depleted until the mineralized material they relate to is converted to proven and probable reserves. As of December 31, 2024, mineral interests included VBPP assets of $323.6 million, $388.2 million, $83.3 million and $95.7 million, respectively, at Casa Berardi, Nevada, Greens Creek and Keno Hill, along with various other properties. As of

December 31, 2023, mineral interests included VBPP assets of $323.6 million, $383.6 million, $86.3 million and $102.1 million, respectively, at Casa Berardi, Nevada, Greens Creek and Keno Hill, along with various other properties.

Finance Leases

We periodically enter into lease agreements, primarily for equipment at our operations, which we have determined to be finance leases. As of December 31, 2024 and 2023, we have recorded $108.5 million and $106.9 million, respectively, for the gross amount of assets acquired under the finance leases and $94.4 million and $86.5 million, respectively, in accumulated depreciation on those assets, classified as plants and equipment in Properties, plants, equipment and mine development. See Note 9 for information on future obligations related to our finance leases.

Note 16: Commitments, Contingencies, and Obligations

San Mateo Creek Basin, New Mexico

In July 2018, the EPA informed Hecla Limited that it and several other potentially responsible parties (“PRPs”) may be liable for cleanup of the San Mateo Creek Basin (“SMCB”), which is an approximately 321 square mile area in New Mexico that contains numerous legacy uranium mines and mills. At the time, the EPA stated it had incurred approximately $9.6 million in response costs. Also, in May, 2022, and August, 2024, Hecla Limited received a letter from a PRP notifying Hecla Limited that other PRPs may seek cost recovery and contribution from Hecla Limited under CERCLA for certain investigatory work performed by the PRPs at the SMCB site. Hecla Limited cannot with reasonable certainty estimate the amount or range of liability, if any, relating to this matter because of, among other reasons, the lack of information concerning the site, including the relative contributions of contamination by the various PRPs.

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

Litigation Related to Klondex Acquisition

On May 24, 2019, a purported Hecla stockholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against Hecla and certain of our executive officers, one of whom was also a director. The complaint, purportedly brought on behalf of all purchasers of Hecla common stock from March 19, 2018 through and including May 8, 2019, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. Specifically, the complaint alleges that Hecla, under the authority and control of the individual defendants, made certain materially false and misleading statements and omitted certain material information regarding Hecla’s Nevada assets. The complaint was dismissed by the Federal District Court with prejudice on September 30, 2024. On October 28, 2024, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit.

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

Debt

See Note 9 for information on the commitments related to our debt arrangements as of December 31, 2024.

Other Commitments

Our contractual obligations as of December 31, 2024 included open purchase orders and commitments of $5.8 million, $9.7 million, $11.2 million, and $9.1 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, and Casa Berardi, respectively. We also have total commitments of $24.1 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi, and Keno Hill units, and total commitments of $10.8 million relating to payments on operating leases (see Note 9 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of December 31, 2024, we had surety bonds totaling $213.6 million and letters of credit totaling $6.2 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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