Form 10-Q
period 2025-03-31
HECLA MINING CO/DE/
filed 2025-05-01
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding April 28, 2025
Common stock, par value $0.25 par value per share	632,563,246

Hecla Mining Company

Form 10-Q

For the Quarter Ended March 31, 2025

INDEX*

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended
	March 31, 2025	March 31, 2024
Sales	$261,339	$189,528
Cost of sales and other direct production costs	148,950	121,461
Depreciation, depletion and amortization	38,385	48,907
Total cost of sales	187,335	170,368
Gross profit	74,004	19,160
Other operating expenses:
General and administrative	11,999	11,216
Exploration and pre-development	4,501	4,342
Ramp-up and suspension costs	3,306	14,523
Provision for closed operations and environmental matters	790	986
Other operating expense (income), net	1,053	(16,971)
Total other operating expenses	21,649	14,096
Income from operations	52,355	5,064
Other expense:
Interest expense	(11,551)	(12,644)
Fair value adjustments, net	3,627	(1,852)
Net foreign exchange (loss) gain	(356)	3,982
Other income	942	1,512
Total other expense	(7,338)	(9,002)
Income (loss) before income and mining taxes	45,017	(3,938)
Income and mining tax provision	(16,145)	(1,815)
Net income (loss)	28,872	(5,753)
Preferred stock dividends	(138)	(138)
Net income (loss) applicable to common stockholders	$28,734	$(5,891)
Comprehensive income (loss):
Net income (loss)	$28,872	$(5,753)
Change in fair value of derivative contracts designated as hedge transactions	2,434	(5,403)
Comprehensive income (loss)	$31,306	$(11,156)
Basic income (loss) per common share after preferred dividends	$0.05	$(0.01)
Diluted income (loss) per common share after preferred dividends	$0.05	$(0.01)
Weighted average number of common shares outstanding - basic	632,047	616,199
Weighted average number of common shares outstanding - diluted	634,708	616,199

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating activities:
Net income (loss)	$28,872	$(5,753)
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	39,172	51,226
Inventory adjustments	1,558	7,671
Fair value adjustments, net	(3,627)	1,852
Provision for reclamation and closure costs	1,908	1,846
Stock-based compensation	1,936	1,164
Deferred income taxes	13,221	(416)
Net foreign exchange loss (gain)	356	(3,982)
Other non-cash items, net	507	519
Change in assets and liabilities:
Accounts receivable	(29,314)	(17,864)
Inventories	(11,763)	(18,746)
Other current and non-current assets	9,578	5,238
Accounts payable, accrued and other current liabilities	(15,917)	(8,819)
Accrued payroll and related benefits	(168)	5,498
Accrued taxes	2,769	2,085
Accrued reclamation and closure costs and other non-current liabilities	(3,350)	(4,439)
Net cash provided by operating activities	35,738	17,080
Investing activities:
Additions to property, plant and mine development	(54,095)	(47,589)
Proceeds from disposition of assets	55	47
Net cash used in investing activities	(54,040)	(47,542)
Financing activities:
Proceeds from sale of common stock, net	—	1,103
Acquisition of treasury stock	—	(1,197)
Borrowing of debt	107,000	27,000
Repayment of debt	(87,000)	(15,000)
Dividends paid to common and preferred stockholders	(2,511)	(3,994)
Repayments of finance leases and other	(2,287)	(3,033)
Net cash provided by financing activities	15,202	4,879
Effect of exchange rates on cash	(100)	(624)
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(3,200)	(26,207)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	28,045	107,539
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$24,845	$81,332
Reconciliation of cash and cash equivalents and restricted cash and cash equivalents above to where reported on the consolidated balance sheet
Cash and cash equivalents	$23,668	$80,169
Non-current restricted cash and cash equivalents	$1,177	$1,163
Total cash and cash equivalents and restricted cash and cash equivalents as reported on the consolidated cash flow statement	$24,845	$81,332
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,118	$18,706
Cash paid for income and mining taxes, net	$864	$127
Significant non-cash investing and financing activities:
Common stock issued as incentive compensation	$2,503	$3,355
Common stock issued for 401(k) match	$1,219	$1,251

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$23,668	$26,868
Accounts receivable:
Trade	59,549	31,515
Other, net	20,520	17,538
Inventories:
Product inventories	45,200	34,962
Materials and supplies	72,177	69,974
Other current assets	25,199	33,295
Total current assets	246,313	214,152
Investments	37,518	33,897
Restricted cash and cash equivalents	1,177	1,177
Property, plants, equipment and mine development, net	2,700,896	2,694,119
Operating lease right-of-use assets	9,387	7,544
Other non-current assets	28,266	30,171
Total assets	$3,023,557	$2,981,060
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$77,263	$88,957
Accrued payroll and related benefits	18,954	22,834
Accrued taxes	9,081	6,312
Current debt	33,612	33,617
Finance leases	7,904	8,169
Accrued reclamation and closure costs	11,113	13,748
Accrued interest	5,161	14,316
Other current liabilities	9,635	9,885
Total current liabilities	172,723	197,838
Accrued reclamation and closure costs	115,024	111,162
Long-term debt including finance leases	527,137	508,927
Deferred tax liabilities	124,382	110,266
Other non-current liabilities	10,324	13,353
Total liabilities	949,590	941,546
Commitments and contingencies (Notes 4, 7, 8, and 11)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,756 shares issued and outstanding, liquidation preference — $7,889	39	39
Common stock, $0.25 par value, authorized 750,000,000 shares; issued March 31, 2025 — 641,254,525 shares and December 31, 2024 — 640,547,918 shares	160,228	160,052
Capital surplus	2,423,631	2,418,149
Accumulated deficit	(467,168)	(493,529)
Accumulated other comprehensive loss, net	(7,832)	(10,266)
Less treasury stock, at cost; March 31, 2025 — 8,813,127 and December 31, 2024 — 8,813,127 shares issued and held in treasury	(34,931)	(34,931)
Total stockholders’ equity	2,073,967	2,039,514
Total liabilities and stockholders’ equity	$3,023,557	$2,981,060

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars are in thousands, except for share and per share amounts)

	Three Months Ended March 31, 2025
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, January 1, 2025	$39	$160,052	$2,418,149	$(493,529)	$(10,266)	$(34,931)	$2,039,514
Net income	—	—	—	28,872	—	—	28,872
Stock-based compensation expense	—		1,936	—	—	—	1,936
Incentive compensation units distributed (476,775 shares)	—	119	2,384	—	—	—	2,503
Common stock issued for 401(k) match (229,832 shares)	—	57	1,162	—	—	—	1,219
Common stock ($0.00375 per share) and Series B Preferred stock ($0.875 per share) dividends declared	—			(2,511)	—	—	(2,511)
Other comprehensive income	—	—	—	—	2,434	—	2,434
Balances, March 31, 2025	$39	$160,228	$2,423,631	$(467,168)	$(7,832)	$(34,931)	$2,073,967

	Three Months Ended March 31, 2024
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, January 1, 2024	$39	$156,076	$2,343,747	$(503,861)	$5,837	$(33,734)	$1,968,104
Net loss	—	—	—	(5,753)	—	—	(5,753)
Stock-based compensation expense	—	—	1,164	—	—	—	1,164
Common stock ($0.00625 per share) and Series B Preferred stock ($0.875 per share) dividends declared	—	—	—	(3,994)	—	—	(3,994)
Common stock issued for 401(k) match (275,570 shares)	—	69	1,182	—	—	—	1,251
Common stock issued under ATM Program (248,561 shares)	—	62	1,041	—	—	—	1,103
Common stock issued as incentive compensation (959,615 shares)	—	240	3,115	—	—	(1,197)	2,158
Other comprehensive loss	—	—	—	—	(5,403)	—	(5,403)
Balances, March 31, 2024	$39	$156,447	$2,350,249	$(513,608)	$434	$(34,931)	$1,958,630

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1. Basis of Preparation of Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Hecla Mining Company and its subsidiaries (collectively, “Hecla,” “the Company,” “we,” “our,” or “us,” except where the context requires otherwise) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required annually by accounting principles generally accepted in the United States of America (“GAAP”). Therefore, this information should be read in conjunction with the Company’s consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2024. The consolidated December 31, 2024 balance sheet data was derived from our audited consolidated financial statements. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure as well as for evaluation of business performance and the allocation of resources by Hecla's President and Chief Executive Officer, who has been identified as our Chief Operating Decision Maker ("CODM"). The CODM evaluates the performance for all of our reportable segments based on segment gross profit or loss. For all segments, the CODM uses segment gross profit or loss to assess segment performance and allocate resources for each segment predominantly in the annual budget and forecasting process. The CODM considers budget to actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments. Significant segment expenses that are components of total cost of goods sold and drive the financial performance of our reportable segments are (i) salaries, wages and other benefits, (ii) contractors, (iii) consumables (iv) change in product inventory and (v) other direct production costs. In further evaluating the operational performance of each segment, the CODM also considers the amount of metals production versus budget, and the grade of the metal processed.

General corporate activities not associated with operating mines and their various exploration activities, as well as idle properties and environmental remediation services in the Yukon, Canada, are presented as “other.” The nature of the items that reconcile gross profit (loss) to income (loss) before income and mining taxes are not related to our reportable segments.

The tables below present information about our reportable segments for the three months ended March 31, 2025 and 2024 (in thousands):

Three months ended March 31, 2025	Greens Creek	Lucky Friday	Keno Hill	Casa Berardi	Other	Total

Metal sales	$118,143	$63,194	$16,909	$56,005	$—	$254,251
Environmental remediation services	—	—	—	—	7,088	7,088
Intersegment sales	—	—	986	—	—	986
Reconciliation of sales	118,143	63,194	17,895	56,005	7,088	262,325
Elimination of intersegment sales	—	—	(986)	—	—	(986)
Total consolidated sales						261,339
Cost of sales and other direct production costs
Salaries, wages and other benefits	18,253	14,776	6,472	13,190	58	52,749
Contractors	905	3,863	3,551	10,665	6,931	25,915
Materials and consumables	25,665	11,423	5,994	14,571	106	57,759
Product inventory change	901	1,182	(7,962)	(3,261)	—	(9,140)
Other direct production costs	10,325	(620)	5,014	6,948	—	21,667
Depreciation, depletion and amortization	13,589	13,425	2,802	8,569	—	38,385
Gross profit (loss)	$48,505	$19,145	$1,038	$5,323	$(7)	$74,004
Other operating expenses (a)						21,649
Income from operations						52,355

Other Expense:
Interest expense						(11,551)
Fair value adjustments, net						3,627
Foreign exchange loss, net						(356)
Other income						942
Income before income and mining taxes						$45,017

Capital additions	$10,759	$15,446	$10,436	$16,257	$1,197	$54,095

(a) Other operating expense items include general and administrative, exploration and pre-development, provision for closed operations and environmental matters, ramp-up and suspension costs and other operating (income) expense, net.

Three months ended March 31, 2024	Greens Creek	Lucky Friday	Keno Hill	Casa Berardi	Other	Total

Metal sales	$97,310	$35,340	$10,846	$41,585	$—	$185,081
Environmental remediation services	—	—	—	—	4,447	4,447
Intersegment sales	—	—	321	—	—	321
Reconciliation of sales	97,310	35,340	11,167	41,585	4,447	189,849
Elimination of intersegment sales	—	—	(321)	—	—	(321)
Total consolidated sales						189,528
Cost of sales and other direct production costs
Salaries, wages and employee benefits	17,307	11,582	6,736	12,744	67	48,436
Contractors	1,649	2,803	4,738	5,223	3,589	18,002
Materials and consumables	26,453	10,168	7,586	12,827	185	57,219
Product inventory change	(2,196)	(2,101)	(5,760)	(1,739)	—	(11,796)
Other direct production costs	12,201	(645)	2,616	6,255	44	20,471
Transfer to ramp-up and suspension costs(a)	—	(2,200)	(8,671)	—	—	(10,871)
Depreciation, depletion and amortization	14,443	7,912	3,601	22,951	—	48,907
Gross profit (loss)	$27,453	$7,821	$—	$(16,676)	$562	$19,160
Other operating expenses (b)						14,096
Income from operations						5,064

Other Expense:
Interest expense						(12,644)
Fair value adjustments, net						(1,852)
Foreign exchange gain, net						3,982
Other income						1,512
Loss before income and mining taxes						$(3,938)

Capital additions	$8,827	$14,988	$10,346	$13,316	$112	$47,589

(a) Total cost of sales in excess of sales value are transferred to ramp-up and suspension costs.

(b) Other operating expense items include general and administrative, exploration and pre-development, ramp-up and suspension costs, provision for closed operations and environmental matters, and other operating (income) expense, net.

Other sales for the three months ended March 31, 2025 and 2024 are comprised of revenue from our environmental remediation services subsidiary in the Yukon for both periods presented. During the three months ended March 31, 2025 and 2024, Keno Hill sold $1.0 million and $0.3 million, respectively, of zinc concentrate to Greens Creek which is eliminated upon consolidation.

Lucky Friday's income from operations for the three months ended March 31, 2024 included $17.4 million of business interruption and property damage insurance proceeds received during the respective period related to the fire which suspended Lucky Friday's operations from August 2023 through January 8, 2024. The insurance proceeds were recorded as part of "Other operating expense (income), net" in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Sales by metal for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Silver	$118,153	$86,233
Gold	87,188	67,415
Lead	22,106	19,483
Zinc	33,125	24,964
Copper	391	—
Less: Smelter and refining charges	(6,712)	(13,014)
Total metal sales	254,251	185,081
Environmental remediation services	7,088	4,447
Total sales	$261,339	$189,528

Sales of metals for the three months ended March 31, 2025 include a net loss of $5.1 million on financially-settled forward contracts for silver, gold, lead and zinc and for the three months ended March 31, 2024 include net gains of $3.1 million on such contracts. See Note 8 for more information.

The following table presents total assets by reportable segment as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Total assets:
Greens Creek	$576,744	$564,334
Lucky Friday	598,453	587,945
Keno Hill	429,660	413,982
Casa Berardi	695,463	687,080
Other	723,237	727,719
	$3,023,557	$2,981,060

Note 3. Income and Mining Taxes

Major components of our income and mining tax for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Current:
Domestic	$(2,615)	$(992)
Foreign	(309)	(979)
Total current income and mining tax (provision)	(2,924)	(1,971)
Deferred:
Domestic	(11,724)	(5,183)
Foreign	(1,497)	5,339
Total deferred income and mining tax (provision) benefit	(13,221)	156
Total income and mining tax (provision)	$(16,145)	$(1,815)

The income and mining tax provision for the three months ended March 31, 2025 and 2024 varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax income or loss due primarily to the impact of taxation in foreign jurisdictions, non-recognition of net operating losses and foreign exchange gains and losses in certain jurisdictions.

For the three months ended March 31, 2025, we used the annual effective tax rate method to calculate the tax provision. Valuation allowances on Nevada, Mexico and certain Canadian net operating losses were treated as discrete adjustments to the tax provision.

Note 4. Employee Benefit Plans

We sponsor defined benefit pension plans covering all non-hourly U.S. employees hired prior to July 2024 and our hourly workers at the Lucky Friday mine, as well as and a Supplemental Excess Retirement Plan covering certain eligible employees.

Net periodic pension cost (benefit) for the plans consisted of the following for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Service cost	$1,068	$915
Interest cost	2,094	2,076
Expected return on plan assets	(3,251)	(3,136)
Amortization of prior service cost	20	66
Amortization of net loss	326	15
Net periodic pension cost (benefit)	$257	$(64)

For the three months ended March 31, 2025 and 2024, the service cost component of net periodic pension benefit is included in the same line items of our condensed consolidated financial statements as other employee compensation costs. The net benefit related to all other components of net periodic pension cost of $0.8 million and $1.0 million for the three months ended March 31, 2025, and 2024, respectively, is included in other income on our condensed consolidated statements of operations and comprehensive income (loss).

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

Potential dilutive shares of common stock include outstanding unvested restricted stock awards, deferred restricted stock units, performance based units and convertible preferred stock (collectively referred to as dilutive units) for periods in which we have reported net income. The 2025 dilutive units exclude the impact of 2,068,000 warrants exercisable at $8.02 per warrant, due to their anti-dilutive impact. For periods in which we report net losses, potential dilutive units are excluded, as their conversion and exercise would be anti-dilutive.

The following table represents net income (loss) per common share – basic and diluted (in thousands, except income (loss) per share):

	Three Months Ended March 31,
	2025	2024
Numerator
Net income (loss) applicable to common stockholders	$28,872	$(5,753)
Preferred stock dividends	(138)	(138)
Net income (loss) applicable to common stockholders	$28,734	$(5,891)

Denominator
Basic weighted average common shares	632,047	616,199
Dilutive units	2,661	—
Diluted weighted average common shares	634,708	616,199

Basic earnings (loss) per common share	$0.05	$(0.01)
Diluted earnings (loss) per common share	$0.05	$(0.01)

For the three months ended March 31, 2024, all outstanding dilutive units were excluded from the computation of diluted loss per share, as our reported net loss would cause their conversion and exercise to have an anti-dilutive effect on the calculation of diluted loss per share.

Note 6. Stockholders’ Equity

At-The-Market ("ATM") Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including our share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any sales of shares under the agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. During the three months ended March 31, 2025, we did not sell any shares under the agreement and during the three months ended March 31, 2024, we sold 248,561 shares under the agreement for proceeds of $1.1 million, net of commissions and fees of $0.04 million.

Stock-based Compensation Plans

The Company has stock incentive plans for executives, directors and eligible employees, under which performance shares, restricted stock and shares of common stock are granted. Stock-based compensation expense for restricted stock units, performance-based grants and common stock grants (collectively "incentive compensation") to employees, totaled $1.9 million and $1.2 million for the three months ended March 31, 2025, and 2024, respectively. At March 31, 2025, there was $8.3 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.9 years.

The following table summarizes the incentive compensation grants awarded during the three months ended March 31, 2025:

Grant date	Award type	Number granted	Grant date fair value per share
January 15, 2025	Restricted stock	325,016	5.41
March 24, 2025	Restricted stock	23,826	5.44

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

Common Stock Dividends

During the three months ended March 31, 2025, our Board of Directors declared and we paid a quarterly dividend of $0.00375 per common share, pursuant to our dividend policy.

Accumulated Other Comprehensive Income (Loss), Net

The following table lists the beginning balance, quarterly activity and ending balances, net of income and mining tax, of each component of “Accumulated other comprehensive income (loss), net” (in thousands):

	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Income (Loss), Net
Balance January 1, 2025	$5,994	$(16,260)	$(10,266)
Change in fair value of derivative contracts	2,982	—	2,982
Gains and deferred gains transferred from accumulated other comprehensive income	353	—	353
Balance March 31, 2025	$9,329	$(16,260)	$(6,931)

Balance January 1, 2024	$13,708	$(7,871)	$5,837
Changes in fair value of derivative contracts	(6,835)	—	(6,835)
Gains and deferred gains transferred from accumulated other comprehensive income	1,432	—	1,432
Balance March 31, 2024	$8,305	$(7,871)	$434

Note 7. Debt, Credit Agreement and Leases

Our debt as of March 31, 2025 and December 31, 2024 consisted of our 7.25% Senior Notes due February 15, 2028 (“Senior Notes”), our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”) and any drawn amounts on our $225 million Credit Agreement, which is described separately below. The following tables summarize our current and long-term debt balances, including principal amounts outstanding under the Credit Agreement, as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Senior Notes	IQ Notes	Credit Agreement	Total
Principal	$475,000	$33,554	$43,000	$551,554
Unamortized discount/premium and issuance costs	(2,588)	58	—	(2,530)
Total debt	$472,412	$33,612	$43,000	$549,024
Less: current debt	—	$(33,612)	—	(33,612)
Long-term debt	$472,412	$—	$43,000	$515,412

	December 31, 2024
	Senior Notes	IQ Notes	Credit Agreement	Total
Principal	$475,000	$33,525	$23,000	$531,525
Unamortized discount/premium and issuance costs	(2,816)	92	—	(2,724)
Total debt	$472,184	$33,617	$23,000	$528,801
Less: current debt	$—	$(33,617)	$—	$(33,617)
Long-term debt	$472,184	$—	$23,000	$495,184

The following table summarizes the scheduled annual future payments, including interest, for our Senior Notes, IQ Notes, and finance and operating leases as of March 31, 2025 (in thousands). Operating leases are included in other current and non-current liabilities on our condensed consolidated balance sheets. The amounts for the IQ Notes are stated in U.S. dollars (“USD”) based on the USD/Canadian dollar (“CAD”) exchange rate as of March 31, 2025.

Twelve-month period ending March 31,	Senior Notes	IQ Notes	Finance Leases	Operating Leases
2026	$34,438	$34,649	$9,198	$3,016
2027	34,438	—	7,039	1,275
2028	505,286	—	2,855	1,185
2029	—	—	1,100	1,185
2030	—	—	1,100	1,096
Thereafter	—	—	275	4,973
	574,162	34,649	21,567	12,730
Less: effect of discounting	—	—	(1,938)	(2,892)
Total	$574,162	$34,649	$19,629	$9,838

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

At March 31, 2025, we had net draws of $43.0 million outstanding at an interest rate of 6.7%, and $6.6 million of outstanding letters of credit under the Credit Agreement. Letters of credit that are outstanding reduce availability under the Credit Agreement.

We believe we were in compliance with all covenants under the Credit Agreement as of March 31, 2025.

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

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi operation and Keno Hill operation are USD-functional entities which routinely incur expenses denominated in CAD. Such expenses expose us to exchange rate fluctuations between the USD and CAD. We have a program to manage our exposure to fluctuations in the USD exchange rate for these subsidiaries' future operating and capital costs denominated in CAD. The program related to forecasted cash operating costs at Casa Berardi and Keno Hill utilizes forward contracts to buy CAD, some of which are designated as cash flow hedges. As of March 31, 2025, we have a total of 328 forward contracts outstanding to buy a total of CAD $285.6 million having a notional amount of USD $208.3 million to hedge the following exposures for 2025 through 2026:

•
Forecasted cash operating costs at Casa Berardi and Keno Hill of CAD $166.4 million at an average CAD-to-USD exchange rate of 1.346.
•
Forecasted capital expenditures at Casa Berardi of CAD $12.6 million at an average CAD-to-USD exchange rate of 1.3432.
•
Forecasted capital expenditures at Keno Hill of CAD $53.4 million at an average CAD-to-USD exchange rate of 1.3985.
•
Forecasted exploration expenditures at Casa Berardi and Keno Hill of CAD $5.4 million at an average CAD-to-USD exchange rate of 1.4054.
•
Forecasted Corporate costs of CAD $7.8 million at an average CAD-to-USD exchange rate of 1.3732.

As of March 31, 2025 and December 31, 2024, we recorded the following balances for the fair value of the foreign currency forward contracts (in millions):

	March 31,	December 31,
Balance sheet line item:	2025	2024
Other current assets	$0.3	$—
Other non-current assets	$0.1	$—
Other current liabilities	$(6.4)	$(8.2)
Other non-current liabilities	$(1.4)	$(2.0)

Net unrealized losses of $6.5 million related to the effective portion of the foreign currency forward contracts designated as hedges are included in accumulated other comprehensive income (loss) as of March 31, 2025. Unrealized gains and losses will be transferred from accumulated other comprehensive income (loss) to current earnings as the underlying operating expenses are recognized. We estimate $5.0 million in net unrealized losses included in accumulated other comprehensive income (loss) as of March 31, 2025 will be reclassified to current earnings in the next twelve months.

Net realized losses of $1.8 million and $0.4 million for the three months ended March 31, 2025 and 2024, on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive income (loss) and included in cost of sales and other direct production costs.

A net gain of $0.1 million and a net loss of $1.9 million for the three months ended March 31, 2025 and 2024, respectively, were related to contracts not designated as hedges.

No net unrealized gains or losses related to ineffectiveness of the hedges are included in fair value adjustments, net on our consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025 and 2024, respectively.

Metals Prices

We are currently using financially-settled forward contracts to manage our exposure to:

•
changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement; and
•
changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.

The following tables summarize the quantities of metals committed under forward metals contracts at March 31, 2025 and December 31, 2024:

March 31, 2025	Ounces/pounds under contract (in 000's except gold)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2025 settlements	1,848	5	15,487	13,889	$32.74	2,937	$1.39	$0.98
Contracts on forecasted sales
2025 settlements	—	—	41,061	33,069	N/A	N/A	$1.40	$0.99
2026 settlements	—	—	16,755	52,911	N/A	N/A	$1.36	$1.03

December 31, 2024	Ounces/pounds under contract (in 000's except gold)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2025 settlements	1,535	2	20,834	14,661	$31.46	$2,673	$1.40	$0.97
Contracts on forecasted sales
2025 settlements	—	—	59,194	47,840	N/A	N/A	$1.39	$0.99
2026 settlements	—	—	6,283	52,911	N/A	N/A	$1.41	$1.03

We recorded the following balances for the fair value of the forward metals contracts as of March 31, 2025 and December 31, 2024 (in millions):

	March 31,	December 31,
Balance sheet line item:	2025	2024
Other current assets	$7.7	$11.5
Other non-current assets	$4.7	$6.6
Other current liabilities	$—	$—
Other non-current liabilities	$—	$—

Net realized and unrealized gains of $15.2 million related to the effective portion of the forward metals contracts designated as hedges were included in accumulated other comprehensive income (loss) as of March 31, 2025. Unrealized gains and losses will be transferred from accumulated other comprehensive income (loss) to current earnings as the underlying forecasted sales are recognized. We estimate $12.1 million in net realized and unrealized gains included in accumulated other comprehensive income (loss) as of March 31, 2025 would be reclassified to current earnings in the next twelve months. The realized gains arose due to cash settlement of zinc contracts prior to maturity in 2022 and zinc and lead contracts during 2023 for net proceeds of $17.4 million and $8.5 million, respectively.

We recognized a net loss of $5.3 million, including a $2.2 million gain transferred from accumulated other comprehensive income (loss), and a net gain of $3.1 million, including a $1.9 million gain transferred from accumulated other comprehensive income

(loss) during the three months ended March 31, 2025 and 2024, respectively. These gains and losses were recognized on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which are included in sales. The net losses and gains recognized on the contracts offset gains and losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

In the first quarter of 2025, we established price protection for 590,000 ounces of silver from our Lucky Friday mine that will be settled during the second quarter of 2025. We used financial instruments called "collars" that set both a minimum price of $31.40 and a maximum price of $33.97 per ounce. These collars provide us a contractual right to receive at least $31.40 per ounce even if market prices fall below this level, while limiting our potential gains to $33.97 per ounce even if market prices rise higher. This strategy helps protect us from significant price drops while still allowing for some upside potential within this range. As of March 31, 2025, these collars had a fair value of $0.6 million. For accounting purposes, they are not designated as hedges.

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our Credit Agreement would cause a default under the derivative contract. As of March 31, 2025, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these agreements was $10.5 million as of March 31, 2025, which includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at March 31, 2025, we could have been required to settle our obligations under the agreements at their termination value of $10.5 million.

Note 9. Fair Value Measurement

Fair value adjustments, net is comprised of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Loss on derivative contracts	$(14)	$(1,899)
Unrealized gain on equity securities investments	3,641	47
Total fair value adjustments, net	$3,627	$(1,852)

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

Description	Balance at March 31, 2025	Balance at December 31, 2024	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$23,668	$26,868	Level 1
Current and non-current investments:
Equity securities	36,836	33,158	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	59,549	31,515	Level 2
Restricted cash and cash equivalent balances:
Certificates of deposit and other deposits	1,177	1,177	Level 1
Derivative contracts - current and non-current derivative assets:
Foreign exchange contracts	368	—	Level 2
Metal forward contracts	12,399	18,039	Level 2

Liabilities:
Derivative contracts - current and non-current derivative liabilities:
Foreign exchange contracts	$7,818	$10,176	Level 2

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

At March 31, 2025, our Senior Notes and IQ Notes were recorded at their carrying value of $472.4 million and $33.6 million, respectively, net of unamortized initial purchaser discount/premium and issuance costs. The estimated fair values of our Senior Notes and IQ Notes were $479.5 million and $34.4 million, respectively, at March 31, 2025. Quoted market prices, which are considered to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. Unobservable inputs which are considered to be Level 3, including an assumed current annual yield of 6.50%, are utilized to estimate the fair value of the IQ Notes. See Note 7 for more information. The Credit Agreement, which we consider to be Level 1 in the fair value hierarchy, has a carrying and fair value of $43.0 million.

Note 10. Product Inventories

Our major components of product inventories are (in thousands):

	March 31, 2025	December 31, 2024
Concentrates	$24,255	$15,030
Stockpiled ore	12,569	13,168
In-process	8,376	6,764
Total product inventories	$45,200	$34,962

Note 11. Commitments, Contingencies and Obligations

San Mateo Creek Basin, New Mexico

In July 2018, the EPA informed Hecla Limited that it and several other potentially responsible parties (“PRPs”) may be liable for cleanup of the San Mateo Creek Basin (“SMCB”), which is an approximately 321 square mile area in New Mexico that contains numerous legacy uranium mines and mills. At the time, the EPA stated it had incurred approximately $9.6 million in response costs. Also, in May, 2022 and August, 2024, Hecla Limited received a letter from a PRP notifying Hecla Limited that other PRPs may seek cost recovery and contribution from Hecla Limited under CERCLA for certain investigatory work performed by the PRPs at the SMCB site. Hecla Limited cannot with reasonable certainty estimate the amount or range of liability, if any, relating to this matter because of, among other reasons, the lack of information concerning the site, including the relative contributions of contamination by the various PRPs.

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

Litigation Related to Klondex Acquisition

On May 24, 2019, a purported Hecla stockholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against Hecla and certain of our executive officers, one of whom was also a director. The complaint, purportedly brought on behalf of all purchasers of Hecla common stock from March 19, 2018 through and including May 8, 2019, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. Specifically, the complaint alleges that Hecla, under the authority and control of the individual defendants, made certain materially false and misleading statements and omitted certain material information regarding Hecla’s Nevada assets. The complaint was dismissed by the Federal District Court with prejudice on September 30, 2024. On October 28, 2024, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit. The appeal has been briefed and oral arguments are scheduled for May 2025.

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

Debt

See Note 7 for information on the commitments related to our debt arrangements as of March 31, 2025.

Indirect Taxes

In May 2024, our Keno Hill subsidiary received a notice of assessment ("NOA") for goods and services tax ("GST") on its 2023 sales for CAD $1,973,181 from the Canada Revenue Agency ("CRA"). As Keno Hill's sales are to a non-Canadian party, we do not believe Keno Hill is subject to collect and remit GST, and we have disputed the NOA and proposed audit adjustments. On April 30, 2025, the CRA advised that they agreed with our position and the matter is resolved. In addition, in May 2024 Keno Hill also received correspondence from the CRA for GST on Keno Hill's sales and input tax credits from 2020 through 2022 of CAD$1,038,834. This matter was resolved with the CRA during January 2025 for a cash payment of approximately CAD$32,000.

Other Commitments

Our contractual obligations as of March 31, 2025 included open purchase orders and commitments of $11.7 million, $7.6 million, $11.1 million, $7.6 million and $1.9 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, Casa Berardi and Other, respectively. We also have total commitments of $19.6 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our operations, and total commitments of $9.8 million relating to payments on operating leases (see Note 7 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of March 31, 2025, we had surety bonds totaling $215.6 million and letters of credit totaling $6.6 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part II, Item 1A. – Risk Factors of this Form 10-Q and Part I, Item 1A. – Risk Factors in our 2024 Form 10-K. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “Hecla,” “the Company,” “we,” “us” and “our” refer to Hecla Mining Company and its consolidated subsidiaries, except where the context requires otherwise. You should read this discussion in conjunction with our consolidated financial statements, the related MD&A and the discussion of our Business and Properties for the year ended December 31, 2024, filed with the United States Securities and Exchange Commission (the “SEC”). The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Forward-Looking Statements” above for further discussion). References to “Notes” are Notes included in our Notes to Condensed Consolidated Financial Statements (Unaudited). Throughout this MD&A, all references to income or losses per share are on a diluted basis.

Overview

Hecla Mining Company stands as North America's leading silver producer, with a rich heritage dating back to 1891. Our operations at Greens Creek, Lucky Friday, and Keno Hill combined to produce 35% of 2024 silver production in the U.S. and Canada, complemented by significant gold production from Casa Berardi and Greens Creek. We began ramp-up of the Keno Hill mill during the second quarter of 2023 after acquiring it in September 2022. Our strategic positioning in the stable jurisdictions of U.S. and Canada provides us with distinct operational advantages and reduced political risk compared to our global peers. Our operational and strategic framework centers on four core pillars:

1.
Achieving operational excellence through standardized systems and continuous improvement
2.
Optimizing our portfolio through strategic reviews and targeting highest risk-adjusted return projects
3.
Intensifying our focus on financial discipline with a rigorous capital allocation framework
4.
Leveraging our position as North America's largest silver producer to meet growing demand from green technology markets

First Quarter 2025 Highlights

Operational Achievements:

•
Consistent Production - Progress at key operations delivering 4.1 million ounces of silver with increased silver production at Lucky Friday and Keno Hill offsetting decreases at Greens Creek. Produced 34,232 ounces of gold with expected decreases at Casa Berardi and Greens Creek. See Consolidated Results of Operations below for information on total cost of sales, as well as cash costs and all-in sustaining costs, each after by-product credits, per silver and gold ounce for the three-month periods ended March 31, 2025 and 2024.
•
Established a new quarterly milling record at Lucky Friday of 108,745 tons, beating the prior record set in fourth quarter 2024.

Financial Performance:

•
Revenue Generation - Generated record sales of $261.3 million a 38% increase over the comparable period sales.
•
Continuous Improvement - Turned Keno Hill profitable for the first time under our ownership, delivering $1.0 million in gross profit.
•
Shareholder Returns - Generated net income applicable to common stockholders of $28.7 million, compared to a loss of $5.9 million in the comparable 2024 period and returned $2.5 million in dividends to common stockholders.
•
Investment in Operations - Made capital expenditures of approximately $54.1 million, including $10.8 million at Greens Creek, $15.4 million at Lucky Friday, $16.3 million at Casa Berardi and $10.4 million at Keno Hill.

Exploration:

•
Extended Greens Creek mineralization 400 feet down plunge to the south in the 200 South Zone
•
Confirmed and expanded mineralization at Keno Hill in the Bermingham Deposit through continued drilling.
•
Initiated surface exploration programs at Midas and Greens Creek, with drilling set to begin in May.

External Factors that Impact our Results

Our financial results vary as a result of fluctuations in market prices primarily for silver and gold and, to a lesser extent, zinc, lead and copper. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Although we have not been materially impacted to date, our financial results could in the future be materially impacted by the introduction of tariffs and other global restraints on trade. Historically our US operations have had significant sales into China and Canada, and each of those countries is or could be subject to tariffs, and each has or may retaliate in kind. Notwithstanding these recent developments, we believe that the outlook for precious metals fundamentals in the medium- and long-term is favorable due to macro-economic factors such as lower interest rate expectations, geopolitical uncertainty and global growth expectations, which have resulted in significant volatility in the financial and commodities markets, including the precious metals market. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K"), for further discussion. Because we cannot control the price of our products, except to the extent we have entered into hedging transactions, the key measures that management focuses on in operating our business are production volumes, payable sales volumes, Cash Cost, After By-product Credits, per Ounce (non-GAAP) and All-In Sustaining Cost, After By-product Credits, per Ounce (“AISC”) (non-GAAP), operating cash flows, capital expenditures, free cash flow and adjusted EBITDA. The average realized prices for all metals sold by us continued to exhibit significant volatility during the period. We have also experienced significant cost inflation across our operations, principally associated with higher energy prices, increased costs for other consumables such as reagents, explosives and steel, and higher labor and contractor costs.

Consolidated Results of Operations

Total sales for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Silver	$118,153	$86,233
Gold	87,188	67,415
Lead	22,106	19,483
Zinc	33,125	24,964
Copper	391	-
Less: Smelter and refining charges	(6,712)	(13,014)
Total metal sales	254,251	185,081
Environmental remediation services	7,088	4,447
Total sales	$261,339	$189,528

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

Total metal sales for the three months ended March 31, 2025 and 2024, and the approximate variances attributed to differences in metals prices, sales volumes and smelter terms, were as follows:

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Three months ended March 31, 2024	$86,233	$67,415	$44,447	$(13,014)	$185,081
Variances - 2025 versus 2024:
Price	31,109	25,106	3,929	—	60,144
Volume	811	(5,333)	7,246	772	3,496
Smelter terms	—	—		5,530	5,530
Three months ended March 31, 2025	$118,153	$87,188	$55,622	$(6,712)	$254,251

The fluctuation in sales for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to the following:

•
Higher average realized prices for all metals, except lead, during the three months ended March 31, 2025, compared to the same period in 2024. The table below summarizes average spot prices and our average realized prices for the commodities we sell:

		Three Months Ended March 31,
		2025	2024
Silver –	London PM Fix ($/ounce)	$31.91	$23.36
	Realized price per ounce	$33.59	$24.77
Gold –	London PM Fix ($/ounce)	$2,863	$2,072
	Realized price per ounce	$2,940	$2,094
Lead –	LME Final Cash Buyer ($/pound)	$0.89	$0.94
	Realized price per pound	$0.92	$0.97
Zinc –	LME Final Cash Buyer ($/pound)	$1.29	$1.11
	Realized price per pound	$1.29	$1.10
Copper –	LME Final Cash Buyer ($/pound)	$4.24	$—
	Realized price per pound	$4.41	$—

Average realized prices typically differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices. Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement. We recorded net positive price adjustments to provisional settlements of $6.9 million and $3.5 million for the three months ended March 31, 2025 and 2024, respectively. The price adjustments related to silver, gold, zinc, lead and copper contained in our concentrate shipments were partially offset by gains and losses on forward contracts for those metals. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead, zinc and copper. Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate, doré and carbon material shipped during the period.

•
The positive effect of higher metal prices was partially counterbalanced by lower sales volumes during the quarter compared to the comparable period in 2024. Gold sales decreased, though this decline was somewhat mitigated by increased sales volumes for silver and all base metals. The reduction in gold sold stemmed primarily from decreased production at both Greens Creek and Casa Berardi operations. However, this was partially counterbalanced by production growth at Lucky Friday and Keno Hill mines, which contributed to higher silver and base metal sales volumes. The Company's production mix shifted, with silver and base metals gaining greater prominence in the overall sales portfolio compared to the previous year's period. See The Greens Creek Segment, The Lucky Friday Segment, The Keno Hill Segment, and Casa Berardi Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended March 31,
		2025	2024
Silver -	Ounces produced	4,112,394	4,192,098
	Payable ounces sold	3,517,970	3,481,884
Gold -	Ounces produced	34,232	36,592
	Payable ounces sold	29,655	32,189
Lead -	Tons produced	14,007	11,922
	Payable tons sold	11,990	10,020
Zinc -	Tons produced	16,935	16,389
	Payable tons sold	12,847	11,322
Copper	Tons produced	411	495
	Payable tons sold	44	—

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

Sales, total cost of sales, gross profit (loss), Cash Cost, After By-product Credits, per Ounce (“Cash Cost”) (non-GAAP) and AISC (non-GAAP) at our operating segments for the three months ended March 31, 2025 and 2024 were as follows (in thousands, except for Cash Cost and AISC):

	Silver				Gold and Other
	Greens Creek	Lucky Friday	Keno Hill	Total Silver (2)	Casa Berardi	Other (3)	Total Gold and Other
Three Months Ended March 31, 2025:
Sales	$118,143	$63,194	$16,909	$198,246	$56,005	$7,088	$63,093
Total cost of sales	(69,638)	(44,049)	(15,871)	(129,558)	(50,682)	$(7,095)	(57,777)
Gross profit	$48,505	$19,145	$1,038	$68,688	$5,323	$(7)	$5,316
Cash Cost (1)	$(4.08)	$9.37	$—	$1.29	$2,195	$—	$2,195
AISC (1)	$(0.03)	$20.08	$—	$11.91	$2,303	$—	$2,303
Three Months Ended March 31, 2024:
Sales	$97,310	$35,340	$10,847	$143,497	$41,584	$4,447	$46,031
Total cost of sales	(69,857)	(27,519)	(10,847)	(108,223)	(58,260)	(3,885)	(62,145)
Gross profit (loss)	$27,453	$7,821	$—	$35,274	$(16,676)	$562	$(16,114)
Cash Cost (1)	$3.45	$8.85	$—	$4.78	$1,669	$—	$1,669
AISC (1)	$7.16	$17.36	$—	$13.10	$1,899	$—	$1,899

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

(3)
For the three months ended March 31, 2025, Other includes sales and total cost of sales of $7.1 million from our environmental remediation services in the Yukon. For the three months ended March 31, 2024, Other includes sales of $4.4 million and total cost of sales of $3.9 million.

While revenue from zinc, lead, copper and gold by-products is significant, we believe that identification of silver as the primary product of Greens Creek, Lucky Friday and Keno Hill is appropriate because:

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
•
Demonstrated ability to mine and mill consistently and without significant interruption, defined as 75% of historical production levels or mill design capacity over a period of 90 days (previously 30 days);
•
Silver recoveries are at or near expected steady-state production levels;
•
All major capital expenditures have been completed; and
•
A significant portion of available funding is directed towards operating activities.

Currently we meet only one of the above criteria - silver recoveries are at expected steady state-state production levels. Determination of when these criteria have been met requires the use of judgment, and our definition of commercial production may differ from that of other mining companies.

As Keno Hill has not yet been determined to be in commercial production, its costs and by-product credits are excluded from our consolidated Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce because (i) by definition it has not reached the sustaining stage and (ii) including its costs and by-product credits we believe would distort consolidated Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce of our operating silver mines that are in commercial production and operating as designed, and not facilitate a meaningful comparison of our performance versus that of our peers who do not report such metrics for mines that are not in commercial production.

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

We reported net income applicable to common stockholders of $28.7 million for the three months ended March 31, 2025, compared to a net loss applicable to common stockholders of $5.9 million in the comparable period in 2024. The following were the significant drivers of the change:

•
Consolidated gross profit increased by $54.8 million. See The Greens Creek Segment, The Lucky Friday Segment, The Keno Hill Segment, and The Casa Berardi Segment sections below for a discussion on the key drivers by operating unit.
•
Ramp-up and suspension costs decreased by $11.2 million due to the current period containing no ramp-up costs for Keno Hill, as the site recorded gross profit, whereas in the prior period lower revenue led to a cost of sales transfer of $8.7 million to ramp-up and suspension costs. In addition, the prior period included $2.2 million of suspension costs related to the temporary suspension of operations at Lucky Friday due to the underground fire prior to the restart of operations on January 8, 2024.
•
Fair value adjustments, net increased by $5.5 million primarily due to $3.6 million in unrealized gains on our marketable equity securities portfolio in the current period. In addition, the prior period contained $1.9 million in losses on our undesignated derivative contracts.

The positive movements mentioned above were partly offset by:

•
Other operating expense (income), net increased by $18.0 million primarily due to the prior period containing $17.4 million of insurance proceeds received related to the Lucky Friday fire.
•
Net foreign exchange loss increased by $4.3 million to a loss of $0.4 million, compared to a gain of $3.9 million in the comparable period. During the current period, exchange rates remained relatively stable, whereas the prior period saw a strengthening of the US dollar against Canadian dollar.
•
Income and mining tax expense increased by $14.3 million due to higher taxable income generated by our US tax group.

Greens Creek

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2025	2024
Sales	$118,143	$97,310
Cost of sales and other direct production costs	(56,049)	(55,414)
Depreciation, depletion and amortization	(13,589)	(14,443)
Total cost of sales	(69,638)	(69,857)
Gross profit	$48,505	$27,453
Tons of ore milled	212,899	232,188
Production:
Silver (ounces)	2,002,560	2,478,594
Gold (ounces)	13,759	14,588
Lead (tons)	4,496	4,834
Zinc (tons)	12,835	13,062
Copper (tons)	411	495
Payable metal quantities sold:
Silver (ounces)	1,744,652	2,090,449
Gold (ounces)	10,478	12,186
Lead (tons)	3,321	3,670
Zinc (tons)	9,507	9,564
Copper (tons)	44	—
Ore grades:
Silver ounces per ton	11.8	13.3
Gold ounces per ton	0.09	0.09
Lead percent	2.6%	2.6%
Zinc percent	6.8%	6.3%
Copper percent	0.3%	0.2%
Total production cost per ton	$240.00	$212.92
Cash Cost, After By-product Credits, per Silver Ounce (1)	$(4.08)	$3.45
AISC, After By-Product Credits, per Silver Ounce (1)	$(0.03)	$7.16
Capital additions	$10,759	$8,827

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

The $21.1 million increase in gross profit for the three months ended March 31, 2025, compared to the same period in 2024 was primarily due to higher realized sales prices for silver, gold and zinc, partially offset by lower metals sales volumes. Capital additions in the current quarter were $1.9 million higher than the prior year period and included $3.1 million for primary ore access development, $1.4 million for mine development and $1.2 million for definition drilling.

Production during the three months ended March 31, 2025, declined primarily due to a combination of lower tons milled reflecting a combination of lower heading availability, long hole mining and lower grade ore.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, per Silver Ounce for Greens Creek:

Three Months Ended March 31,
2025
2024
30.00
20.00
10.00
0.00
-10.00
-20.00
-30.00
-40.00
13.41
10.15
4.31
3.74
12.11
6.20
1.07
3.93
1.61
1.11
-32.54
-21.68
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

	Three Months Ended March 31,
	2025	2024
Cash Cost, Before By-product Credits, per Silver Ounce	$28.46	$25.13
By-product credits	(32.54)	(21.68)
Cash Cost, After By-product Credits, per Silver Ounce	$(4.08)	$3.45

	Three Months Ended March 31,
	2025	2024
AISC, Before By-product Credits, per Silver Ounce	$32.51	$28.84
By-product credits	(32.54)	(21.68)
AISC, After By-product Credits, per Silver Ounce	$(0.03)	$7.16

For the three months ended March 31, 2025, the decrease in Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce was primarily due to an increase in by-product credits, benefiting from higher realized gold and zinc prices, partly offset by higher production costs and lower ounces produced. AISC, After By-product Credits, per Silver Ounce also benefited from lower sustaining capital expenditures.

Lucky Friday

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2025	2024
Sales	$63,194	$35,340
Cost of sales and other direct production costs	(30,624)	(19,608)
Depreciation, depletion and amortization	(13,425)	(7,911)
Total cost of sales	(44,049)	(27,519)
Gross profit	$19,145	$7,821
Tons of ore milled	108,745	86,234
Production:
Silver (ounces)	1,332,252	1,061,065
Lead (tons)	8,480	6,689
Zinc (tons)	3,681	2,851
Payable metal quantities sold:
Silver (ounces)	1,268,845	953,891
Lead (tons)	7,978	5,992
Zinc (tons)	3,081	1,641
Ore grades:
Silver ounces per ton	13.0	12.9
Lead percent	8.2%	8.2%
Zinc percent	4.0%	3.9%
Total production cost per ton	$258.59	$233.10
Cash Cost, After By-product Credits, per Silver Ounce (1)	$9.37	$8.85
AISC, After By-product Credits, per Silver Ounce (1)	$20.08	$17.36
Capital additions	$15,446	$14,988

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

Gross profit increased by $11.3 million for the three months ended March 31, 2025 compared to the comparable period in 2024, reflecting a combination of higher sales volumes for all metals due to a full quarter of production in 2025, compared to 2024 when operations did not resume until January 9, 2024, following suspension of operations in August 2023, due to the underground fire in the secondary egress. Higher realized prices for silver and zinc also contributed to the higher gross profit, however this benefit was partly offset by higher contractor, drilling, consumables and maintenance costs reflecting the higher volumes produced and sold, and higher profit sharing costs under the collective bargaining agreement.

Capital additions increased by $0.5 million for the three months ended March 31, 2025, compared to the comparable period in 2024. Significant capital expenditures in 2025 related to capital development of $7.0 million, mobile equipment purchases of $2.6 million and definition drilling of $1.9 million.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for Lucky Friday:

Three Months Ended March 31,
2025
2024
20.00
15.00
10.00
5.00
0.00
-5.00
-10.00
-15.00
-20.00
13.92
10.86
3.92
3.28
3.28
5.27
2.97
3.99
1.04
1.01
-15.76
-15.56
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

	Three Months Ended March 31,
	2025	2024
Cash Cost, Before By-product Credits, per Silver Ounce	$25.13	$24.41
By-product credits	(15.76)	(15.56)
Cash Cost, After By-product Credits, per Silver Ounce	$9.37	$8.85

	Three Months Ended March 31,
	2025	2024
AISC, Before By-product Credits, per Silver Ounce	$35.84	$32.92
By-product credits	(15.76)	(15.56)
AISC, After By-product Credits, per Silver Ounce	$20.08	$17.36

The increase in Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the three months ended March 31, 2025, compared to the same period in 2024 was primarily due to higher production costs, partly offset by higher silver production reflecting a full quarter's production compared to operations only commencing on January 9, 2024 following suspension in August 2023. AISC, After By-product Credits, per Silver Ounce was also negatively impacted by higher sustaining capital.

Keno Hill

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2025	2024
Sales	$16,909	$10,847
Cost of sales and other direct production costs	(13,069)	(7,245)
Depreciation, depletion and amortization	(2,802)	(3,602)
Total cost of sales	(15,871)	(10,847)
Gross profit	$1,038	$—
Tons of ore milled	27,411	25,165
Production:
Silver (ounces)	772,430	646,312
Lead (tons)	1,031	576
Zinc (tons)	419	298
Payable metal quantities sold:
Silver (ounces)	499,252	432,331
Lead (tons)	691	359
Zinc (tons)	259	116
Ore grades:
Silver ounces per ton	29.0	26.3
Lead percent	4.0%	2.4%
Zinc percent	1.9%	1.3%
Capital additions	$10,436	$10,346

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

We acquired our Keno Hill operations as part of the Alexco acquisition in September 2022 and have focused on development activities and began ramp-up of the mill during the second quarter of 2023. The average throughput during the three months ended March 31, 2025, was 305 tons per day (the mine is currently permitted to a maximum of an average of 440 tons per day), with silver grades milled of 29.0 ounces per ton. The mill relied on the existing ore stockpiles as the mine continues to ramp up to higher tonnage rates with mining rates of 259 tons per day during the quarter with material sourced from both the Bermingham and Flame and Moth deposits. Mill throughput was negatively impacted by events beginning in late August, 2024, and continuing into 2025 as described below.

During the three months ended March 31, 2025 and 2024, Keno Hill recorded sales of $16.9 million and $10.8 million, respectively, with the increase in sales attributable to a combination of higher realized sales prices and volumes. As a result of higher revenues, Keno Hill generated a gross profit of $1.0 million during the three months ended March 31, 2025, and did not transfer any cost of sales to ramp-up and suspension costs. During the first quarter of 2024, total cost of sales exceeded sales by $8.7 million and accordingly were reclassified to ramp-up and suspension costs in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (Unaudited). During the quarter, Keno Hill recorded capital additions of $10.4 million, related to mine development and other mining equipment purchases.

From commencement of production until late August, 2024, ore production and mill throughput generally increased as planned, leading to increased levels of production (though still not reaching profitability or the permitted capacity at the mill). However, starting in mid-2024 and continuing today, Keno Hill has been impacted by external events which have affected permitting, projects and production, and delayed our ability to reach increased, profitable production. In late June 2024, an unrelated, third party, Victoria Gold, experienced a heap leach failure at its Eagle Mine which is located near Keno Hill. This incident had several immediate and ongoing impacts on our operations. The primary impact was we were forced to suspend milling operations at Keno Hill between August 27 and October 26 due to delays in receiving an authorization for mill construction and a permit modification for Keno Hill’s dry stack tailings storage facility (“DSTF”). The delayed authorization and permit were a result of the focus of the Yukon Government (“YG”) and the First Nation of Na-Cho Nyäk Dun (“FNNND”) on the Eagle Mine incident response and not on routine permitting matters. Mill operations and design and construction projects (including DSTF construction) resumed during the fourth quarter of 2024, but permitting and projects remain behind our original planned schedule, which has also impacted mine development, and these delays continue to impact our ability to ramp up production from the mine.

A second and ongoing impact of the Eagle Mine incident was the expression of strong positions by the FNNND on continuing and future mining activities at projects within their Traditional Territory, where Keno Hill (and Eagle Mine) is located, including an initial call to halt mining production. The FNNND 's position has evolved since then to support environmentally responsible mining practices. We are committed to responsible and sustainable mining that governments and local communities support, including the FNNND, and this factors into to our evolving plans and projections for Keno Hill.

Then, starting in late October 2024, Keno Hill began experiencing power curtailments when Yukon Energy experienced a turbine failure at its hydroelectric plant in Whitehorse. That failure and Yukon Energy’s resulting focus on line maintenance, combined with cold temperatures in the Yukon (and the resulting increase in demand for power), caused Yukon Energy to reduce power to Keno Hill, resulting in the operation’s inability to fully power the mine and mill on several occasions in late 2024 and for 8 days in the first quarter of 2025. We estimate that this caused us, on a cumulative basis through March 31, 2025, to incur (i) a delay of approximately 130,000 ounces of silver production and (ii) labor costs for idled employees of approximately $500,000. We do not expect these disruptions to continue as the weather improves, during which time it is expected YEC's generating demand is lower, except that we expect a 6-day outage in August 2025 when the turbine at Yukon Energy's hydroelectric plant in Whitehorse is scheduled to be fixed. There can be no assurance that Keno Hill will not face power supply constraints in the future.

Permitting is one of the most important factors in our ability to reach sustainable, profitable production at Keno Hill. Increased production means a need for increased tailings storage, waste storage, water treatment, camp space and reliable power. These projects require new or modified permits, including from the YG to exceed 440 tons per day, as well as the capital to implement them. Although we continue to make progress on permitting matters, we have yet to make up for the delays described above. We also continue to face operational challenges such as work force availability, dilution, execution of projects, limited camp space, and the ramp-up of the Company's environmental remediation services group activities in the summer (which adds incremental demand on Keno Hill's infrastructure and resources, most notably camp space). As a result, we continue to project 2025 silver production to be comparable to 2024 levels. The projected flat production levels at Keno Hill for 2025 should allow us to focus on (i) permitting, (ii) stakeholder outreach and ensuring we have local support, (iii) projects such as tailings storage expansion, construction of a cemented tails batch plant and the Bermingham water treatment plant improvements, (iv) mine development and (v) meeting the above-mentioned operational challenges.

As stated above, Keno Hill has generated marginal profits for us at current throughput rates and prices. Our immediate focus is to advance permits and successfully execute infrastructure projects, with the goal of putting the mine on a path toward achieving its current permitted capacity of 440 tons per day which, at current prices, we project would generate positive cash flow. We estimate that to be sustainably profitable at our current long-range metals prices (which are significantly lower than current prices), throughput rates would need to reach approximately 500 to 600 tons per day, due to Keno Hill's high fixed costs. To reach this level of throughput, we would need ore from both the Bermingham deposit and the lower grade Flame & Moth deposit. Currently Keno Hill is not configured to sustainably produce 440 tons per day (although the mill has achieved that rate for multiple weeks on end during test run periods). Achieving 440 or higher tons per day would require continuing high silver prices, significant capital expenditures, obtaining permits, executing projects, mine development and maintaining community support. If any one of these were not to occur, particularly if prices were to decrease from current prices, Keno Hill as currently configured would not be profitable, and placing the operation on care and maintenance would be an option. See Item 1A. Risk Factors - We may not realize all of the anticipated benefits from our acquisitions, including our 2022 acquisition of Alexco.

Casa Berardi

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2025	2024
Sales	$56,005	$41,584
Cost of sales and other direct production costs	(42,113)	(35,309)
Depreciation, depletion and amortization	(8,569)	(22,951)
Total cost of sales	(50,682)	(58,260)
Gross profit (loss)	$5,323	$(16,676)
Tons of ore milled	391,168	381,626
Production:
Gold (ounces)	20,473	22,004
Silver (ounces)	5,152	6,127
Payable metal quantities sold:
Gold (ounces)	19,177	20,003
Silver (ounces)	5,221	5,213
Ore grades:
Gold ounces per ton	0.06	0.07
Silver ounces per ton	0.02	0.02
Total production cost per ton	$115.19	$96.53
Cash Cost, After By-product Credits, per Gold Ounce (1)	$2,195	$1,669
AISC, After By-product Credits, per Gold Ounce (1)	$2,303	$1,899
Capital additions	$16,257	$13,316

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

Casa Berardi is advancing toward a more streamlined and efficient surface-only operation, with plans to focus exclusively on the 160 pit by mid-2025. This transition follows the successful extraction of higher-margin stopes from the west underground mine, positioning the Company for continued productivity and cost-effective mining. Our previously announced strategic review is ongoing and includes evaluating the following scenarios (i) an outright disposal, (ii) joint venturing the asset, (iii) spin-out of the asset, (iv) extending the underground mine, and (iv) accelerating future cash flows to capture part of the current record gold prices via a prepayment structure or other financing arrangement. If underground mining is not extended, Casa Berardi is expected to only produce gold from the 160 open pit, and at lower volumes than historic production levels, with production expected to conclude at the 160 open pit in 2027. We forecast a gap in production commencing in 2027 and lasting until 2032 or later, when no ore is expected to be mined and no revenue is expected. During this hiatus, our focus is expected to be on investing in infrastructure and equipment, permitting and de-watering and stripping two expected new open pits, Principal and West Mine Crown Pillar. Upon successful completion of permitting, design, and construction of the new open pits (which is not assured), we expect Casa Berardi to generate substantial free cash flow at current gold prices when production resumes. This long-term approach aligns with our commitment to maximizing the value of our assets through strategic mine planning and operational flexibility.

Gross profit increased by $22.0 million to $5.3 million for the three months ended March 31, 2025, compared to a gross loss of $16.7 million in the same period in 2024. The increase in gross profit is primarily related to higher realized prices, partly offset by lower gold ounces sold and higher contractor costs. The prior period gross loss also included higher depreciation expense related to accelerated depreciation of the west underground mine and a product inventory net realizable value write down of $5.1 million. Capital additions increased by $2.9 million to $16.3 million during the quarter, compared to the same period in 2024, and primarily related to a tailings dam raise.

Although Casa Berardi generated gross profits during the last three quarters, it has generated gross losses for the prior three fiscal years and for seven of the last ten quarters. This lack of profitability, the expected hiatus in future production discussed above, the uncertainty surrounding permitting and pit design and construction, and the time involved to resolve these uncertainties, has caused us to undertake a review of how Casa Berardi fits into the Company's future strategy. While it is possible we may continue down the path towards future production at the Principal and West Mine Crown Pillar pits, we are also examining potential strategic alternatives.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for Casa Berardi:

Three Months Ended March 31,
2025
2024
1600
1400
1200
1000
800
600
400
200
0
-200
1484
1240
390
369
329
66
-8
-6
Mining
Milling
Other cash costs
By-product credits

	Three Months Ended March 31,
	2025	2024
Cash Cost, Before By-product Credits, per Gold Ounce	$2,203	$1,675
By-product credits	(8)	(6)
Cash Cost, After By-product Credits, per Gold Ounce	$2,195	$1,669

	Three Months Ended March 31,
	2025	2024
AISC, Before By-product Credits, per Gold Ounce	$2,311	$1,905
By-product credits	(8)	(6)
AISC, After By-product Credits, per Gold Ounce	$2,303	$1,899

The increase in Cash Cost After By-product Credits, per Gold Ounce, and AISC, After By-product Credits, per Gold Ounce for the three months ended March 31, 2025, compared to the same period in 2024 was primarily due to lower gold production and higher production costs. AISC, After By-product Credits, per Gold Ounce benefited from lower sustaining capital over the comparable period in 2024.

Corporate Matters

Income Taxes

During the three months ended March 31, 2025, an income and mining tax provision of $16.1 million resulted in an effective tax rate of 35.9%. This compares to an income and mining tax provision of $1.8 million which resulted in an effective tax rate of (46.1%), for the three months ended March 31, 2024. The comparability of our income and mining tax provision and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates including non-recognition of foreign exchange gains and losses; (v) percentage depletion; and (vi) the non-recognition of tax assets. The effective tax rate will fluctuate, sometimes significantly, period to period. The change in the effective tax rate during the three months ended March 31, 2025, compared to the comparable periods in 2024 is primarily related to the reported consolidated income (loss) as well as the losses incurred at our consolidated Alexco subsidiaries, and our Nevada subsidiaries, for which no tax benefit is recognized due to uncertainty surrounding our ability to utilize these future tax benefits.

Each reporting period we assess our deferred tax balances based on a review of long-range forecasts and quarterly activity. A valuation allowance is provided for deferred tax assets for which it is more likely than not the related tax benefits will not be realized. We analyze our deferred tax assets and, if it is determined that we will not realize all or a portion of our deferred tax assets, we record or increase a valuation allowance. Conversely, if it is determined we will ultimately more likely than not be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact our ability to realize our deferred tax assets. Valuation allowances are provided on deferred tax assets in Nevada, Mexico, and certain Canadian jurisdictions. For additional information, please see risk factors Our accounting and other estimates may be imprecise and Our ability to recognize the benefits of deferred tax assets related to net operating loss carryforwards and other items is dependent on future cash flows generating taxable income in Item 1A - Risk Factors in our 2024 Form 10-K.

Reconciliation of Total Cost of Sales to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations and for the Company for the three months ended March 31, 2025 and 2024.

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

In thousands (except per ounce amounts)	Three Months Ended March 31, 2025
	Greens Creek	Lucky Friday	Keno Hill (5)	Corporate (2)	Total Silver
Total cost of sales	$69,638	$44,049	$15,871	$—	$129,558
Depreciation, depletion and amortization	(13,589)	(13,425)	(2,802)	—	(29,816)
Treatment costs	2,143	3,963	—	—	6,106
Change in product inventory	(901)	(839)	—	—	(1,740)
Reclamation and other costs	(307)	(273)	—	—	(580)
Exclusion of Keno Hill cash costs (5)	—	—	(13,069)	—	(13,069)
Cash Cost, Before By-product Credits (1)	56,984	33,475	—	—	90,459
Reclamation and other costs	757	195	—	—	952
Sustaining capital	7,368	14,070	—	1,025	22,463
General and administrative	—	—	—	11,999	11,999
AISC, Before By-product Credits (1)	65,109	47,740	—	13,024	125,873
By-product credits:
Zinc	(23,374)	(6,950)	—	—	(30,324)
Gold	(34,977)	—	—	—	(34,977)
Lead	(6,091)	(14,043)	—	—	(20,134)
Copper	(729)	—	—	—	(729)
Total By-product credits	(65,171)	(20,993)	—	—	(86,164)
Cash Cost, After By-product Credits	$(8,187)	$12,482	$—	$—	$4,295
AISC, After By-product Credits	$(62)	$26,747	$—	$13,024	$39,709
Ounces produced	2,003	1,332			3,335
Cash Cost, Before By-product Credits, per Ounce	$28.46	$25.13			$27.13
By-product credits per ounce	(32.54)	(15.76)			(25.84)
Cash Cost, After By-product Credits, per Ounce	$(4.08)	$9.37			$1.29
AISC, Before By-product Credits, per Ounce	$32.51	$35.84			$37.75
By-product credits per ounce	(32.54)	(15.76)			(25.84)
AISC, After By-product Credits, per Ounce	$(0.03)	20.08			$11.91

In thousands (except per ounce amounts)	Three Months Ended March 31, 2025
	Gold - Casa Berardi	Other (4)	Total Gold and Other
Total cost of sales	$50,682	$7,095	$57,777
Depreciation, depletion and amortization	(8,569)	—	(8,569)
Treatment costs	45	—	45
Change in product inventory	3,258	—	3,258
Reclamation and other costs	(312)	—	(312)
Exclusion of Other costs		(7,095)	(7,095)
Cash Cost, Before By-product Credits (1)	45,104	—	45,104
Reclamation and other costs	312	—	312
Sustaining capital	1,894	—	1,894
AISC, Before By-product Credits (1)	47,310	—	47,310
By-product credits:
Silver	(165)	—	(165)
Total By-product credits	(165)	—	(165)
Cash Cost, After By-product Credits	$44,939	$—	$44,939
AISC, After By-product Credits	$47,145	$—	$47,145
Divided by ounces produced	20	—	20
Cash Cost, Before By-product Credits, per Ounce	$2,203	$—	$2,203
By-product credits per ounce	(8)	—	(8)
Cash Cost, After By-product Credits, per Ounce	$2,195	$—	$2,195
AISC, Before By-product Credits, per Ounce	$2,311	$—	$2,311
By-product credits per ounce	(8)	—	(8)
AISC, After By-product Credits, per Ounce	$2,303	$—	$2,303

In thousands (except per ounce amounts)	Three Months Ended March 31, 2025
	Total Silver	Total Gold and Other	Total
Total cost of sales	$129,558	$57,777	$187,335
Depreciation, depletion and amortization	(29,816)	(8,569)	(38,385)
Treatment costs	6,106	45	6,151
Change in product inventory	(1,740)	3,258	1,518
Reclamation and other costs	(580)	(312)	(892)
Exclusion of Keno Hill cash costs (5)	(13,069)	—	(13,069)
Exclusion of Other costs	—	(7,095)	(7,095)
Cash Cost, Before By-product Credits (1)	90,459	45,104	135,563
Reclamation and other costs	952	312	1,264
Sustaining capital	22,463	1,894	24,357
General and administrative	11,999	—	11,999
AISC, Before By-product Credits (1)	125,873	47,310	173,183
By-product credits:
Zinc	(30,324)	—	(30,324)
Gold	(34,977)	—	(34,977)
Lead	(20,134)	—	(20,134)
Silver	—	(165)	(165)
Copper	(729)	—	(729)
Total By-product credits	(86,164)	(165)	(86,329)
Cash Cost, After By-product Credits	$4,295	$44,939	$49,234
AISC, After By-product Credits	$39,709	$47,145	$86,854
Divided by ounces produced	3,335	20
Cash Cost, Before By-product Credits, per Ounce	$27.13	$2,203
By-product credits per ounce	(25.84)	(8)
Cash Cost, After By-product Credits, per Ounce	$1.29	$2,195
AISC, Before By-product Credits, per Ounce	$37.75	$2,311
By-product credits per ounce	(25.84)	(8)
AISC, After By-product Credits, per Ounce	$11.91	$2,303

In thousands (except per ounce amounts)	Three Months Ended March 31, 2024
	Greens Creek	Lucky Friday	Keno Hill (5)	Corporate (2)	Total Silver
Total cost of sales	$69,857	$27,519	$10,847	$—	$108,223
Depreciation, depletion and amortization	(14,443)	(7,911)	(3,602)	—	(25,956)
Treatment costs	9,724	3,223	—	—	12,947
Change in product inventory	(2,196)	611	—	—	(1,585)
Reclamation and other costs	(655)	(102)	—	—	(757)
Exclusion of Lucky Friday cash costs (3)	—	(3,634)	—	—	(3,634)
Exclusion of Keno Hill cash costs (5)	—	—	(7,245)	—	(7,245)
Cash Cost, Before By-product Credits (1)	62,287	19,706	—	—	81,993
Reclamation and other costs	785	222	—	—	1,007
Sustaining capital	8,416	12,051	—	66	20,533
Exclusion of Lucky Friday sustaining costs	—	(5,396)	—	—	(5,396)
General and administrative	—	—	—	11,216	11,216
AISC, Before By-product Credits (1)	71,488	26,583	—	11,282	109,353
By-product credits:
Zinc	(20,206)	(4,785)	—	—	(24,991)
Gold	(26,551)	—	—	—	(26,551)
Lead	(6,980)	(11,720)	—	—	(18,700)
Exclusion of Lucky Friday by-product credits	—	3,943	—	—	3,943
Total By-product credits	(53,737)	(12,562)	—	—	(66,299)
Cash Cost, After By-product Credits	$8,550	$7,144	$—	$—	$15,694
AISC, After By-product Credits	$17,751	$14,021	$—	$11,282	$43,054
Ounces produced	2,479	1,061			3,540
Exclusion of Lucky Friday ounces produced	—	(253)			(253)
Divided by ounces produced	2,479	808			3,287
Cash Cost, Before By-product Credits, per Ounce	$25.13	$24.41			$24.95
By-product credits per ounce	(21.68)	(15.56)			(20.17)
Cash Cost, After By-product Credits, per Ounce	$3.45	$8.85			$4.78
AISC, Before By-product Credits, per Ounce	$28.84	$32.92			$33.27
By-product credits per ounce	(21.68)	(15.56)			(20.17)
AISC, After By-product Credits, per Ounce	$7.16	$17.36			$13.10

In thousands (except per ounce amounts)	Three Months Ended March 31, 2024
	Gold - Casa Berardi	Other (4)	Total Gold and Other
Total cost of sales	$58,260	$3,885	$62,145
Depreciation, depletion and amortization	(22,951)	—	(22,951)
Treatment costs	24	—	24
Change in product inventory	1,739	—	1,739
Reclamation and other costs	(209)	—	(209)
Exclusion of Other costs	—	(3,885)	(3,885)
Cash Cost, Before By-product Credits (1)	36,863	—	36,863
Reclamation and other costs	209	—	209
Sustaining capital	4,861	—	4,861
AISC, Before By-product Credits (1)	41,933	—	41,933
By-product credits:
Silver	(143)	—	(143)
Total By-product credits	(143)	—	(143)
Cash Cost, After By-product Credits	$36,720	$—	$36,720
AISC, After By-product Credits	$41,790	$—	$41,790
Divided by ounces produced	22	—	22
Cash Cost, Before By-product Credits, per Ounce	$1,675	$—	$1,675
By-product credits per ounce	(6)	—	(6)
Cash Cost, After By-product Credits, per Ounce	$1,669	$—	$1,669
AISC, Before By-product Credits, per Ounce	$1,905	$—	$1,905
By-product credits per ounce	(6)	—	(6)
AISC, After By-product Credits, per Ounce	$1,899	$—	$1,899

In thousands (except per ounce amounts)	Three Months Ended March 31, 2024
	Total Silver	Total Gold and Other	Total
Total cost of sales	$108,223	$62,145	$170,368
Depreciation, depletion and amortization	(25,956)	(22,951)	(48,907)
Treatment costs	12,947	24	12,971
Change in product inventory	(1,585)	1,739	154
Reclamation and other costs	(757)	(209)	(966)
Exclusion of Other costs	—	(3,885)	(3,885)
Exclusion of Lucky Friday cash costs (3)	(3,634)	—	(3,634)
Exclusion of Keno Hill cash costs (5)	(7,245)	—	(7,245)
Cash Cost, Before By-product Credits (1)	81,993	36,863	118,856
Reclamation and other costs	1,007	209	1,216
Sustaining capital	20,533	4,861	25,394
Exclusion of Lucky Friday sustaining costs (3)	(5,396)	—	(5,396)
General and administrative	11,216	—	11,216
AISC, Before By-product Credits (1)	109,353	41,933	151,286
By-product credits:
Zinc	(24,991)	—	(24,991)
Gold	(26,551)	—	(26,551)
Lead	(18,700)	—	(18,700)
Silver	—	(143)	(143)
Exclusion of Lucky Friday by-product credits (3)	3,943	—	3,943
Total By-product credits	(66,299)	(143)	(66,442)
Cash Cost, After By-product Credits	$15,694	$36,720	$52,414
AISC, After By-product Credits	$43,054	$41,790	$84,844
Ounces produced	3,540	22
Exclusion of Lucky Friday ounces produced (3)	(253)	—
Divided by ounces produced	3,287	22
Cash Cost, Before By-product Credits, per Ounce	$24.95	$1,675
By-product credits per ounce	(20.17)	(6)
Cash Cost, After By-product Credits, per Ounce	$4.78	$1,669
AISC, Before By-product Credits, per Ounce	$33.27	$1,905
By-product credits per ounce	(20.17)	(6)
AISC, After By-product Credits, per Ounce	$13.10	$1,899

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

(4)
Other includes $7.1 million and $3.9 million of total cost of sales for the three months ended March 31, 2025, and 2024, respectively related to our environmental remediation services business.

(5)
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

At March 31, 2025, we had $23.7 million in cash and cash equivalents, of which $3.1 million was held in foreign subsidiaries' local currency that we anticipate utilizing for near-term operating, exploration or capital costs by those foreign subsidiaries. At March 31, 2025, we had $43.0 million drawn on our $225 million credit facility, and additional $6.6 million used for letters of credit, leaving $175 million for additional borrowings. We also have USD cash and cash equivalent balances held by our foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from our U.S. operations are adequate to fund our U.S. operations and corporate activities.

Pursuant to our common stock dividend policy described in Note 12 of Notes to Consolidated Financial Statements in our consolidated financial statements and notes for the year ended December 31, 2024, our Board of Directors declared and paid dividends on our common and preferred stock of $2.5 million and $3.9 million during the three months ended March 31, 2025 and 2024, respectively. Our common stock dividend policy anticipates paying an annual minimum dividend of $0.015 per share. Prior to the first quarter of 2025, our dividend policy previously had an additional silver-linked component which tied the amount of declared common stock dividends to our realized silver price for the preceding quarter.

The declaration and payment of dividends on our common stock is at the sole discretion of our Board of Directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

Pursuant to our stock repurchase program described in Note 12 of Notes to Consolidated Financial Statements in our consolidated financial statements and notes for the year ended December 31, 2024, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of March 31, 2025 and December 31, 2024, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. We have not repurchased any shares since June 2014.

As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited) pursuant to an equity distribution agreement dated February 18, 2021, there are 36,156,316 remaining shares of our common stock that we may offer and sell from time to time in “at-the-market” offerings. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The equity distribution agreement can be terminated by us at any time. Any sales of shares under that agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. During the three months ended March 31, 2025, we did not sell any shares under the agreement.

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

We currently estimate a range of approximately $222 to $242 million (before any lease financing) will be invested in 2025 on capital expenditures, primarily for equipment, infrastructure, and development at our mines, including $54.1 million already incurred as of March 31, 2025. We also estimate exploration and pre-development expenditures will total approximately $28.0 million in 2025, including $4.5 million already incurred as of March 31, 2025. Our expenditures for these items and our related plans for 2025 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility (which requires compliance with certain financial and other covenants), and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, poor results of our operating units, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We may also pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

Our liquid assets include (in millions):

	March 31, 2025	December 31, 2024
Cash and cash equivalents held in U.S. dollars	$20.6	$24.5
Cash and cash equivalents held in foreign currency	3.1	2.4
Total cash and cash equivalents	23.7	26.9
Marketable equity securities - non-current	36.8	33.2
Total cash, cash equivalents and investments	$60.5	$60.1

Cash and cash equivalents decreased by $3.2 million in the first three months of 2025. Cash held in foreign currencies represents balances in Canadian dollars and Mexican Pesos. The value of non-current marketable equity securities increased by $3.6 million.

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash provided by (used in) operating activities (in millions)	$35.7	$17.1

Cash provided by operating activities for the three months ended March 31, 2025, of $35.7 million represents a $18.7 million increase compared to the $17.1 million of cash used in operations during the same period of 2024. $29.8 million of the variance was attributable to higher income adjusted for non-cash items, reflecting higher net income driven by higher revenues, partly offset by lower non-cash depreciation, depletion and amortization expense. The increase was partly offset by negative net working capital changes resulting from higher accounts receivable balances reflecting the timing of sales at all sites and higher vendor payments at Greens Creek, Casa Berardi and Keno Hill, partly offset by a lower inventory build.

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash used in investing activities (in millions)	$(54.0)	$(47.5)

During the three months ended March 31, 2025, we invested $54.0 million in capital expenditures, an increase of $6.5 million compared to the same period in 2024.

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash provided by financing activities (in millions)	$15.2	$4.9

During the three months ended March 31, 2025, we had net borrowings of $20.0 million on our revolving credit facility resulting in $43.0 million outstanding at an interest rate of 6.7% on March 31, 2025. In addition, during the three months ended March 31, 2025 and 2024:

•
we paid cash dividends on our common and preferred stock totaling $2.5 million and $3.9 million, respectively;
•
we made repayments on our finance leases of $2.3 million and $3.0 million, respectively; and
•
we issued stock under our ATM program described above for net proceeds of $1.1 million, in 2024.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, IQ Notes, credit facility, outstanding purchase orders (including certain capital expenditures) and lease arrangements as of March 31, 2025 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$39,935	$—	$—	$—	$39,935
Credit facility(2)	1,600	2,631	43,400	—	47,631
Finance lease commitments (3)	9,198	9,894	2,200	275	21,567
Operating lease commitments (4)	3,016	2,460	2,281	4,973	12,730
Senior Notes (5)	34,438	539,724	—	—	574,162
IQ Notes (6)	34,649	—	—	—	34,649
Total contractual cash obligations	$122,836	$554,709	$47,881	$5,248	$730,674

(1)
Consists of open purchase orders and commitments of approximately $11.7 million, $7.6 million, $11.1 million, $7.6 million and $1.9 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, Casa Berardi and Other Operations, respectively.

(2)
The Credit Agreement provides for a $225 million revolving credit facility. We had net draws of $43.0 million and $6.6 million in letters of credit outstanding as of March 31, 2025. The amounts in the table above assume no additional amounts will be drawn in future periods, and include only the standby fee on the current undrawn balance and accrued interest. For more information on our credit facility, see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)
Includes scheduled finance lease payments of $2.3 million, $4.2 million, $10.7 million, and $4.4 million for equipment at Greens Creek, Lucky Friday, Casa Berardi, and Keno Hill, respectively.

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

(6)
On July 9, 2020, we entered into a note purchase agreement pursuant to which we issued our IQ Notes for CAD $50 million (approximately USD $36.8 million at the time of the transaction) in aggregate principal amount. The IQ Notes bear interest on amounts outstanding at a rate of 6.515% per year, payable on January 9 and July 9 of each year. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters. At March 31, 2025, our liabilities for these matters totaled $126.1 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Critical Accounting Estimates

There have been no significant changes to the critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K.

Off-Balance Sheet Arrangements

At March 31, 2025, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of March 31, 2025
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$10,286	$12,938	$444	$—	$23,668
Other current assets	40,396	152,295	29,954	—	222,645
Properties, plants, equipment and mineral interests, net	604	2,692,190	8,102	—	2,700,896
Intercompany receivable (payable)	(509,569)	(768,655)	802,605	475,619	—
Investments in subsidiaries	2,339,700	(52)	—	(2,339,648)	—
Other non-current assets	516,039	22,159	31,088	(492,938)	76,348
Total assets	$2,397,456	$2,110,875	$872,193	$(2,356,967)	$3,023,557
Liabilities and Stockholders' Equity
Current liabilities	$17,047	$143,941	$29,000	$(17,265)	$172,723
Long-term debt	306,442	11,746	208,949	—	527,137
Non-current portion of accrued reclamation	—	114,918	106	—	115,024
Non-current deferred tax liability	—	124,382	—	—	124,382
Other non-current liabilities	—	10,324	—	—	10,324
Stockholders' equity	2,073,967	1,705,564	634,138	(2,339,702)	2,073,967
Total liabilities and stockholders' equity	$2,397,456	$2,110,875	$872,193	$(2,356,967)	$3,023,557

	As of December 31, 2024
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$14,755	$11,624	$489	$—	$26,868
Other current assets	37,143	125,698	24,443	—	$187,284
Properties, plants, equipment and mineral interests - net	603	2,685,407	8,109	—	$2,694,119
Intercompany receivable (payable)	(437,765)	(650,923)	594,307	494,381	$—
Investments in subsidiaries	2,451,783	(52)	—	(2,451,731)	$—
Other non-current assets	502,802	21,686	28,775	(480,474)	$72,789
Total assets	$2,569,321	$2,193,440	$656,123	$(2,437,824)	$2,981,060
Liabilities and Stockholders' Equity
Current liabilities	$41,612	$156,652	$24,099	$(24,525)	$197,838
Long-term debt	464,075	6,406	(37)	38,483	$508,927
Non-current portion of accrued reclamation	—	109,650	1,512	—	$111,162
Non-current deferred tax liability	24,122	86,141	3	—	$110,266
Other non-current liabilities	—	13,353	—	—	$13,353
Stockholders' equity	2,039,512	1,821,238	630,546	(2,451,782)	$2,039,514
Total liabilities and stockholders' equity	$2,569,321	$2,193,440	$656,123	$(2,437,824)	$2,981,060

Unaudited Interim Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2025
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(5,070)	$266,409	$—	$—	$261,339
Cost of sales	(1,825)	(147,125)	—	—	(148,950)
Depreciation, depletion, amortization	—	(38,385)	—	—	(38,385)
General and administrative	(4,180)	(7,341)	(478)	—	(11,999)
Exploration and pre-development	(88)	(4,006)	(407)	—	(4,501)
Equity in earnings of subsidiaries	24,478	—	—	(24,478)	—
Other income (expense)	27,004	(16,978)	(10,288)	(12,225)	(12,487)
Income before income and mining taxes	40,319	52,574	(11,173)	(36,702)	45,017
Benefit (provision) from income taxes	(11,449)	(16,135)	(789)	12,228	(16,145)
Net income	28,870	36,439	(11,962)	(24,474)	28,872
Preferred stock dividends	(138)	—	—	—	(138)
Income applicable to common stockholders	$28,732	$36,439	$(11,962)	$(24,474)	$28,734
Net income	28,870	36,439	(11,962)	(24,474)	28,872
Changes in comprehensive income	2,434	—	—	—	2,434
Comprehensive income	$31,304	$36,439	$(11,962)	$(24,474)	$31,306

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risks and risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at March 31, 2025, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Part I, Item 1A. – Risk Factors of our 2024 Form 10-K).

Metals Prices

Changes in the market prices of silver, gold, lead, zinc and copper can significantly affect our profitability and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our 2024 Form 10-K). We utilize collars and financially-settled forward and put option contracts to manage our exposure to changes in prices for silver, gold, zinc and lead.

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer. Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our 2024 Form 10-K). At March 31, 2025, metals contained in concentrate sales and exposed to future price changes totaled 1.8 million ounces of silver, 5,000 ounces of gold, 7,025 tons of zinc and 6,300 tons of lead. If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $11.0 million. As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc, lead and copper sales.

Commodity-Price Risk Management

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for a description of our commodity-price risk management program.

Foreign Currency Risk Management

We operate and have mining interests in Canada, which exposes us to risks associated with fluctuations in the exchange rates between the USD and the CAD. We determined the functional currency for our Canadian operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD to USD are recorded to earnings each period. For the three months ended March 31, 2025, we recognized a net foreign exchange loss of $0.4 million, compared to a net foreign exchange gain of $4 million for the three months ended March 31, 2024. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at March 31, 2025 would have resulted in a change of approximately $5.9 million in our net foreign exchange gain or loss. We do not hedge the remeasurement of monetary assets and liabilities. We do hedge some of our operating and capital costs denominated in CAD.

See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for a description of our foreign currency risk management program.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of March 31, 2025, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Item 1A. – Risk Factors of our 2024 Form 10-K set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.

Tariffs, other import/export regulations, or trade disputes between the United States and other jurisdictions may have a negative effect on global economic conditions and on our business, financial results and financial condition.

Recently, the Trump Administration announced a 10% baseline tariff on multiple countries, including China, a country into which we sell our products. The Trump Administration then adopted additional, country-specific reciprocal tariffs. In response, China adopted retaliatory tariffs on goods imported from the U.S. On April 10, 2025, the Trump Administration suspended the country-specific reciprocal tariffs for a period of 90-days for all countries, except China, where the current applicable tariffs are 125%. Currently, we sell certain of our products into China (as well as Canada), and in the future may continue to do so. While the impacts of tariffs on us to date have been immaterial, the recently announced reciprocal Chinese tariffs might affect our products, and, in the absence of applicable exemptions (which were in place between 2018 and 2024), could have a material adverse impact on our business, financial condition, and results of operations. Further, any materials that we import to the U.S. from countries subject to tariffs could become more expensive if subject to a tariff, which could also have a material adverse impact on our business, financial condition, and results of operations.

On April 9, 2025, the Trump Administration issued Executive Order 14269, “Restoring America’s Maritime Dominance.” Among other things, this Order proposes the adoption of tariffs on maritime transport operators using Chinese- built vessels. We have significant sales of products that are shipped to Asia via oceangoing vessels that we source from maritime transport operators, and as a commodity producer, we have limited ability to pass on cost increases to our customers. If any of these tariffs were to be applied to vessels carrying our products, we could experience an increase in shipping charges, which could have a material adverse impact on our financial condition, and results of operations. As of the date of this report, we are not currently subject to any of these fees and believe there are exemptions potentially available when the tariffs go into effect.

In addition to possible impacts directly on our business, tariffs or other trade obstacles could have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade, in particular, trade between China and the U.S. Any of these factors could depress economic activity, impact U.S. dollar/foreign currency exchange rates, restrict our access to customers and have a material adverse effect on our business, financial condition and results of operations.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this Quarterly Report.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – March 31, 2025

Index to Exhibits

Exhibit Number	Description
10.1

Form of Indemnification Agreement dated April 7, 2025, between Registrant and Patrick Malone. Identical Indemnification Agreements were entered into between the Registrant and Charles B. Stanley on May 4, 2007, David C. Sienko on January 29, 2010, Robert D. Brown on January 4, 2016, Stephen F. Ralbovsky and George R. Johnson on March 1, 2016, Catherine J. Boggs on January 1, 2017, Alice Wong on February 26, 2021, Michael L. Clary on March 1, 2020, Russell D. Lawlar on March 1, 2021, Kurt Allen on July 1, 2021, Carlos Aguiar on August 16, 2023, Mark P. Board on February 22, 2024, Jill Satre on October 16, 2024, and Rob Krcmarov on November 7, 2024. Filed as exhibit 10.7 to Registrant’s Form 10-K for the year ended December 31, 2024 (File No. 1-8491) and incorporated herein by reference. (1)

10.2(a)

Second Amendment – Hecla Mining Company Post 2024 Supplemental Excess Retirement Plan, effective January 1, 2025. Filed as exhibit 10.12(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-8491) and incorporated herein by reference. (1)

10.2(b)

Second Amendment – Hecla Mining Company Pre-2025 Supplemental Excess Retirement Plan, effective January 1, 2025. Filed as exhibit 10.12(e) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-8491) and incorporated herein by reference. (1)

10.3

Rabbi Trust Agreement between Hecla Mining Company and U.S. Bank National Association dated January 29, 2025. Filed as exhibit 10.13(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-8491) and incorporated herein by reference. (1)

10.4	Hecla Mining Company 2010 Stock Incentive Plan – Notice of Award of Restricted Stock Units, as amended and effective December 20, 2024. (1)*
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine safety information listed in Section 1503 of the Dodd-Frank Act.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document. **
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents **
104	Cover page formatted as Inline XBRL and contained in Exhibit 101 **

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

HECLA MINING COMPANY
(Registrant)

Date:	May 1, 2025	By:	/s/ Rob Krcmarov
Rob Krcmarov, President and Chief Executive Officer,
Director

Date:	May 1, 2025	By:	/s/ Russell D. Lawlar
Russell D. Lawlar, Senior Vice President,
Chief Financial Officer