Form 10-Q
period 2025-06-30
HECLA MINING CO/DE/
filed 2025-08-06
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding August 1, 2025
Common stock, par value $0.25 par value per share	669,983,628

Hecla Mining Company

Form 10-Q

For the Quarter Ended June 30, 2025

INDEX*

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Sales	$304,027	$245,657	$565,366	$435,185
Cost of sales and other direct production costs	147,344	140,464	296,294	261,925
Depreciation, depletion and amortization	37,159	53,763	75,544	102,670
Total cost of sales	184,503	194,227	371,838	364,595
Gross profit	119,524	51,430	193,528	70,590
Other operating expenses:
General and administrative	12,540	14,740	24,539	25,956
Exploration and pre-development	8,809	6,682	13,310	11,024
Ramp-up and suspension costs	4,165	5,538	7,471	20,061
Provision for closed operations and environmental matters	844	1,153	1,634	2,139
Other operating (income) expense, net	(590)	(17,283)	463	(34,254)
Total other operating expenses	25,768	10,830	47,417	24,926
Income from operations	93,756	40,600	146,111	45,664
Other expense:
Interest expense	(11,099)	(12,505)	(22,650)	(25,149)
Fair value adjustments, net	9,615	5,002	13,242	3,150
Net foreign exchange (loss) gain	(3,517)	2,673	(3,873)	6,655
Other income	1,511	1,180	2,453	2,692
Total other expense	(3,490)	(3,650)	(10,828)	(12,652)
Income before income and mining taxes	90,266	36,950	135,283	33,012
Income and mining tax provision	(32,561)	(9,080)	(48,706)	(10,895)
Net income	57,705	27,870	86,577	22,117
Preferred stock dividends	(138)	(138)	(276)	(276)
Net income applicable to common stockholders	$57,567	$27,732	$86,301	$21,841
Comprehensive income:
Net income	$57,705	$27,870	$86,577	$22,117
Change in fair value of derivative contracts designated as hedge transactions	3,253	(6,488)	5,687	(11,891)
Comprehensive income	$60,958	$21,382	$92,264	$10,226
Basic income per common share after preferred dividends	$0.09	$0.04	$0.14	$0.04
Diluted income per common share after preferred dividends	$0.09	$0.04	$0.14	$0.04
Weighted average number of common shares outstanding - basic	636,928	617,106	634,339	616,649
Weighted average number of common shares outstanding - diluted	639,739	622,206	636,991	620,359

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024
Operating activities:
Net income	$86,577	$22,117
Non-cash elements included in net income:
Depreciation, depletion and amortization	77,086	105,147
Inventory adjustments	2,370	9,896
Fair value adjustments, net	(13,242)	(3,150)
Provision for reclamation and closure costs	3,815	3,606
Stock-based compensation	4,923	4,146
Deferred income taxes	39,509	5,688
Net foreign exchange loss (gain)	3,873	(6,655)
Other non-cash items, net	(1,544)	(196)
Change in assets and liabilities:
Accounts receivable	(10,439)	(17,114)
Inventories	(20,821)	(30,873)
Other current and non-current assets	12,691	8,342
Accounts payable, accrued and other current liabilities	3,819	(2,301)
Accrued payroll and related benefits	7,823	3,820
Accrued taxes	2,006	(1,016)
Accrued reclamation and closure costs and other non-current liabilities	(912)	(5,659)
Net cash provided by operating activities	197,534	95,798
Investing activities:
Additions to property, plant and mine development	(112,138)	(98,009)
Proceeds from investment sales	3,696	—
Proceeds from asset dispositions	128	1,274
Purchases of investments	—	(73)
Net cash used in investing activities	(108,314)	(96,808)
Financing activities:
Proceeds from sale of common stock, net	174,132	1,103
Acquisition of treasury stock	(885)	(1,197)
Borrowing of debt	133,000	67,000
Repayment of debt	(117,000)	(133,000)
Dividends paid to common and preferred stockholders	(5,023)	(7,994)
Repayments of finance leases and other	(4,220)	(5,505)
Net cash provided by (used in) financing activities	180,004	(79,593)
Effect of exchange rates on cash	479	(1,180)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	269,703	(81,783)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	28,045	107,539
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$297,748	$25,756
Reconciliation of cash and cash equivalents and restricted cash and cash equivalents above
Cash and cash equivalents	$296,565	$24,585
Non-current restricted cash and cash equivalents	$1,183	$1,171
Total cash and cash equivalents and restricted cash and cash equivalents as reported on the consolidated cash flow statement	$297,748	$25,756
Supplemental disclosure of cash flow information:
Cash paid for interest	$21,387	$23,442
Cash paid for income and mining taxes, net	$6,380	$4,999
Significant non-cash investing and financing activities:
Common stock issued as incentive compensation	$2,503	$3,355
Common stock issued for 401(k) match	$2,605	$2,322

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$296,565	$26,868
Accounts receivable:
Trade	48,002	31,515
Other, net	15,387	17,538
Inventories:
Product inventories	58,203	34,962
Materials and supplies	72,644	69,974
Other current assets	24,059	33,295
Total current assets	514,860	214,152
Investments	44,107	33,897
Restricted cash and cash equivalents	1,183	1,177
Property, plants, equipment and mine development, net	2,714,439	2,694,119
Operating lease right-of-use assets	8,834	7,544
Other non-current assets	25,932	30,171
Total assets	$3,309,355	$2,981,060
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$87,909	$88,957
Accrued payroll and related benefits	25,915	22,834
Accrued taxes	8,324	6,312
Current debt	35,384	33,617
Finance leases	7,770	8,169
Accrued reclamation and closure costs	8,836	13,748
Accrued interest	14,372	14,316
Other current liabilities	4,452	9,885
Total current liabilities	192,962	197,838
Accrued reclamation and closure costs	119,326	111,162
Long-term debt including finance leases	521,568	508,927
Deferred tax liabilities	155,121	110,266
Other non-current liabilities	10,345	13,353
Total liabilities	999,322	941,546
Commitments and contingencies (Notes 4, 7, 8, and 11)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,756 shares issued and outstanding, liquidation preference — $7,889	39	39
Common stock, $0.25 par value, authorized 1,250,000,000 shares; issued June 30, 2025 — 671,843,297 shares and December 31, 2024 — 640,547,918 shares	167,872	160,052
Capital surplus	2,594,492	2,418,149
Accumulated deficit	(411,975)	(493,529)
Accumulated other comprehensive loss, net	(4,579)	(10,266)
Less treasury stock, at cost; June 30, 2025 — 8,768,372 and December 31, 2024 — 8,813,127 shares issued and held in treasury	(35,816)	(34,931)
Total stockholders’ equity	2,310,033	2,039,514
Total liabilities and stockholders’ equity	$3,309,355	$2,981,060

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars are in thousands, except for share and per share amounts)

	Three Months Ended June 30, 2025
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, net	Treasury Stock	Total
Balances, April 1, 2025	$39	$160,228	$2,423,631	$(467,168)	$(7,832)	$(34,931)	$2,073,967
Net income	—	—	—	57,705	—	—	57,705
Stock-based compensation expense	—		1,953	—	—	—	1,953
Stock-based compensation distributed (669,735 shares)	—	287	(287)	—	—	(885)	(885)
Common stock issued to directors (179,836 shares)	—	41	993	—	—	—	1,034
Common stock issued for 401(k) match (229,832 shares)	—	64	1,322	—	—	—	1,386
Common stock ($0.00375 per share) and Series B Preferred stock ($0.875 per share) dividends declared	—	—	—	(2,512)	—	—	(2,512)
Common stock issued under ATM program (29,008,536 shares), net	—	7,252	166,880	—	—	—	174,132
Other comprehensive income	—	—	—	—	3,253	—	3,253
Balances, June 30, 2025	$39	$167,872	$2,594,492	$(411,975)	$(4,579)	$(35,816)	$2,310,033

	Three Months Ended June 30, 2024
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, net	Treasury Stock	Total
Balances, April 1, 2024	$39	$156,447	$2,350,249	$(513,608)	$434	$(34,931)	$1,958,630
Net income	—	—	—	27,870	—	—	27,870
Stock-based compensation expense	—	—	2,157	—	—	—	2,157
Stock-based compensation distributed (817,231 shares)	—	205	(205)	—	—	—	—
Common stock issued as compensation to interim CEO (10,831 shares)	—	3	52	—	—	—	55
Common stock issued to directors (145,687 shares)	—	37	733	—	—	—	770
Common stock ($0.00625 per share) and Series B Preferred stock ($0.875 per share) dividends declared	—	—	—	(4,000)	—	—	(4,000)
Common stock issued for 401(k) match (212,854 shares)	—	53	1,018	—	—	—	1,071
Other comprehensive loss	—	—	—	—	(6,488)	—	(6,488)
Balances, June 30, 2024	$39	$156,745	$2,354,004	$(489,738)	$(6,054)	$(34,931)	$1,980,065

	Six Months Ended June 30, 2025
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, net	Treasury Stock	Total
Balances, January 1, 2025	$39	$160,052	$2,418,149	$(493,529)	$(10,266)	$(34,931)	$2,039,514
Net income	—	—	—	86,577	—	—	86,577
Stock-based compensation expense	—	—	3,889	—	—	—	3,889
Stock-based compensation distributed (1,146,510 shares)	—	287	(287)	—	—	(885)	(885)
Stock issued for incentive compensation (477,775 shares)	—	119	2,384	—	—	—	2,503
Common stock issued to directors (179,836 shares)	—	41	993	—	—	—	1,034
Common stock ($0.0075 per share) and Series B Preferred stock ($1.75 per share) dividends declared	—	—	—	(5,023)	—	—	(5,023)
Common stock issued under ATM program (29,008,536 shares), net	—	7,252	166,880	—	—	—	174,132
Common stock issued for 401(k) match (482,722 shares)	—	121	2,484	—	—	—	2,605
Other comprehensive income	—	—	—	—	5,687		5,687
Balances, June 30, 2025	$39	$167,872	$2,594,492	$(411,975)	$(4,579)	$(35,816)	$2,310,033

	Six Months Ended June 30, 2024
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, net	Treasury Stock	Total
Balances, January 1, 2024	$39	$156,076	$2,343,747	$(503,861)	$5,837	$(33,734)	$1,968,104
Net income	—	—	—	22,117	—	—	22,117
Stock-based compensation expense	—	—	3,321	—	—	—	3,321
Stock-based compensation distributed (1,022,745 shares)	—	256	(256)	—	—	(144)	(144)
Stock issued for incentive compensation (754,191 shares)	—	189	3,166	—	—	(1,053)	2,302
Common stock issued as compensation to interim CEO (10,831 shares)	—	3	52	—	—	—	55
Common stock issued to directors (145,687 shares)	—	37	733	—	—	—	770
Common stock ($0.0125 per share) and Series B Preferred stock ($1.75 per share) dividends declared	—	—	—	(7,994)	—	—	(7,994)
Common stock issued under ATM program (248,561 shares), net	—	62	1,041	—	—	—	1,103
Common stock issued for 401(k) match (488,424 shares)	—	122	2,200	—	—	—	2,322
Other comprehensive loss	—	—	—	—	(11,891)	—	(11,891)
Balances, June 30, 2024	$39	$156,745	$2,354,004	$(489,738)	$(6,054)	$(34,931)	$1,980,065

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1. Basis of Preparation of Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Hecla Mining Company and its subsidiaries (collectively, “Hecla,” “the Company,” “we,” “our,” or “us,” except where the context requires otherwise) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required annually by accounting principles generally accepted in the United States of America (“GAAP”). Therefore, this information should be read in conjunction with the Company’s consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2024. The consolidated December 31, 2024 balance sheet data was derived from our audited consolidated financial statements. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

General corporate activities not associated with operating mines and their various exploration activities, as well as idle properties and environmental remediation services in the Yukon, Canada, are presented as “other.” The nature of the items that reconcile gross profit to income before income and mining taxes are not related to our reportable segments.

The tables below present information about our reportable segments for the three and six months ended June 30, 2025 and 2024 (in thousands):

Three months ended June 30, 2025	Greens Creek	Lucky Friday	Keno Hill	Casa Berardi	Other	Total

Metal sales	$122,002	$64,273	$26,121	$85,035	$—	$297,431
Environmental remediation services	—	—	—	—	6,596	6,596
Intersegment sales	—	—	1,201	—	—	1,201
Reconciliation of sales	122,002	64,273	27,322	85,035	6,596	305,228
Elimination of intersegment sales	—	—	(1,201)	—	—	(1,201)
Total consolidated sales						304,027
Cost of sales and other direct production costs
Salaries, wages and other benefits	18,281	14,559	7,209	12,164	138	52,351
Contractors	1,557	3,828	3,886	11,449	6,419	27,139
Materials and consumables	25,400	10,899	8,050	14,730	68	59,147
Product inventory change	(9,234)	(476)	1,968	65	—	(7,677)
Other direct production costs	10,020	201	(373)	6,536	—	16,384
Depreciation, depletion and amortization	12,897	13,275	5,141	5,846	—	37,159
Gross profit (loss)	$63,081	$21,987	$240	$34,245	$(29)	$119,524
Other operating expenses (a)						25,768
Income from operations						93,756

Other Expense:
Interest expense						(11,099)
Fair value adjustments, net						9,615
Foreign exchange loss, net						(3,517)
Other income						1,511
Income before income and mining taxes						$90,266

Capital additions	$8,397	$15,942	$17,045	$15,367	$1,292	$58,043

(a) Other operating expense items include general and administrative, exploration and pre-development, ramp-up and suspension costs, provision for closed operations and environmental matters, and other operating (income) expense, net.

Three months ended June 30, 2024	Greens Creek	Lucky Friday	Keno Hill	Casa Berardi	Other	Total

Metal sales	$95,659	$59,071	$28,951	$58,622	$—	$242,303
Environmental remediation services	—	—	—	—	3,354	3,354
Intersegment sales	—	—	1,140	—	—	1,140
Reconciliation of sales	95,659	59,071	30,091	58,622	3,354	246,797
Elimination of intersegment sales	—	—	(1,140)	—	—	(1,140)
Total consolidated sales						245,657
Cost of sales and other direct production costs
Salaries, wages and employee benefits	17,675	13,155	7,831	12,607	43	51,311
Contractors	1,782	3,156	5,971	6,827	3,173	20,909
Materials and consumables	20,465	8,735	7,239	14,900	339	51,678
Product inventory change	(2,904)	219	1,107	550	—	(1,028)
Other direct production costs	8,453	1,552	3,836	5,445	71	19,357
Transfer to ramp-up and suspension costs(a)	—	-	(1,763)	—	—	(1,763)
Depreciation, depletion and amortization	11,316	10,707	4,730	27,010	—	53,763
Gross profit (loss)	$38,872	$21,547	$—	$(8,717)	$(272)	$51,430
Other operating expenses (b)						10,830
Income from operations						40,600

Other Expense:
Interest expense						(12,505)
Fair value adjustments, net						5,002
Foreign exchange gain, net						2,673
Other income						1,180
Income before income and mining taxes						$36,950

Capital additions	$11,704	$10,818	$14,533	$12,376	$989	$50,420

(a) Total cost of sales in excess of sales value are transferred to ramp-up and suspension costs.

(b) Other operating expense items include general and administrative, exploration and pre-development, ramp-up and suspension costs, provision for closed operations and environmental matters, and other operating (income) expense, net.

Six months ended June 30, 2025	Greens Creek	Lucky Friday	Keno Hill	Casa Berardi	Other	Total

Metal sales	$240,145	$127,467	$43,030	$141,040	$—	$551,682
Environmental remediation services	—	—	—	—	13,684	13,684
Intersegment sales	—	—	2,187	—	—	2,187
Reconciliation of sales	240,145	127,467	45,217	141,040	13,684	567,553
Elimination of intersegment sales	—	—	(2,187)	—	—	(2,187)
Total consolidated sales						565,366
Cost of sales and other direct production costs
Salaries, wages and other benefits	36,534	29,335	13,681	25,354	196	105,100
Contractors	2,462	7,691	7,437	22,114	13,350	53,054
Materials and consumables	51,065	22,322	14,044	29,301	174	116,906
Product inventory change	(8,333)	706	(5,994)	(3,196)	—	(16,817)
Other direct production costs	20,345	(419)	4,641	13,484	—	38,051
Depreciation, depletion and amortization	26,486	26,700	7,943	14,415	—	75,544
Gross profit (loss)	$111,586	$41,132	$1,278	$39,568	$(36)	$193,528
Other operating expenses (a)						47,417
Income from operations						146,111

Other Expense:
Interest expense						(22,650)
Fair value adjustments, net						13,242
Foreign exchange loss, net						(3,873)
Other income						2,453
Income before income and mining taxes						$135,283

Capital additions	$19,156	$31,388	$27,481	$31,624	$2,489	$112,138

(a) Other operating expense items include general and administrative, exploration and pre-development, provision for closed operations and environmental matters, ramp-up and suspension costs and other operating (income) expense, net.

Six months ended June 30, 2024	Greens Creek	Lucky Friday	Keno Hill	Casa Berardi	Other	Total

Metal sales	$192,969	$94,411	$39,797	$100,207	$—	$427,384
Environmental remediation services	—	—	—	—	7,801	7,801
Intersegment sales	—	—	1,461	—	—	1,461
Reconciliation of sales	192,969	94,411	41,258	100,207	7,801	436,646
Elimination of intersegment sales	—	—	(1,461)	—	—	(1,461)
Total consolidated sales						435,185
Cost of sales and other direct production costs
Salaries, wages and employee benefits	34,982	24,737	14,567	25,351	110	99,747
Contractors	3,431	5,959	10,709	12,050	6,762	38,911
Materials and consumables	46,918	18,903	14,825	27,727	524	108,897
Product inventory change	(5,100)	(1,882)	(4,653)	(1,189)	—	(12,824)
Other direct production costs	20,654	907	6,452	11,700	115	39,828
Transfer to ramp-up and suspension costs(a)	—	(2,200)	(10,434)	—	—	(12,634)
Depreciation, depletion and amortization	25,759	18,619	8,331	49,961	—	102,670
Gross profit (loss)	$66,325	$29,368	$—	$(25,393)	$290	$70,590
Other operating expenses (b)						24,926
Income from operations						45,664

Other Expense:
Interest expense						(25,149)
Fair value adjustments, net						3,150
Foreign exchange gain, net						6,655
Other income						2,692
Income before income and mining taxes						$33,012

Capital additions	$20,531	$25,806	$24,879	$25,692	$1,101	$98,009

(a) Total cost of sales in excess of sales value are transferred to ramp-up and suspension costs.

(b) Other operating expense items include general and administrative, exploration and pre-development, ramp-up and suspension costs, provision for closed operations and environmental matters, and other operating (income) expense, net.

Other sales for the three and six months ended June 30, 2025 and 2024 is solely comprised of revenue from our environmental remediation services subsidiary in the Yukon. Keno Hill sold $1.2 million and $2.2 million during the three and six months ended June 30, 2025, respectively, and $1.1 million and $1.5 million during the three and six months ended June 30, 2024, of precious metals concentrate to Greens Creek which is eliminated upon consolidation.

Lucky Friday's income from operations for the three and six months ended June 30, 2024 included $17.8 and $35.2 million, respectively, of business interruption and property damage insurance proceeds received during the respective period related to the fire which suspended Lucky Friday's operations from August 2023 through January 8, 2024. The insurance proceeds were recorded as part of "Other operating expense (income), net" in our Condensed Consolidated Statements of Operations and Comprehensive Income.

Sales by metal for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Silver	$122,661	$112,692	$240,814	$198,925
Gold	123,721	82,469	210,909	149,884
Lead	21,476	23,928	43,582	43,411
Zinc	31,138	32,496	64,263	57,460
Copper	979	—	1,370	—
Less: Smelter and refining charges	(2,544)	(9,282)	(9,256)	(22,296)
Total metal sales	297,431	242,303	551,682	427,384
Environmental remediation services	6,596	3,354	13,684	7,801
Total sales	$304,027	$245,657	$565,366	$435,185

Sales of metals for the three and six months ended June 30, 2025 include net gains of $3.8 million and net losses of $1.3 million, respectively, on financially-settled forward contracts for silver, gold, lead and zinc and for the three and six months ended June 30, 2024 include net losses of $12.5 million and $9.4 million, respectively, on such contracts. See Note 8 for more information.

The following table presents total assets by reportable segment as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Total assets:
Greens Creek	$567,581	$564,334
Lucky Friday	619,273	587,945
Keno Hill	426,580	413,982
Casa Berardi	701,178	687,080
Other	994,743	727,719
	$3,309,355	$2,981,060

Note 3. Income and Mining Taxes

Major components of our income and mining tax for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Current:
Domestic	$(2,713)	$(1,961)	$(5,328)	$(2,953)
Foreign	(3,560)	(1,275)	(3,869)	(2,254)
Total current income and mining tax provision	(6,273)	(3,236)	(9,197)	(5,207)
Deferred:
Domestic	(19,288)	(11,440)	(31,012)	(16,623)
Foreign	(7,000)	5,596	(8,497)	10,935
Total deferred income and mining tax provision	(26,288)	(5,844)	(39,509)	(5,688)
Total income and mining tax provision	$(32,561)	$(9,080)	$(48,706)	$(10,895)

The income and mining tax provision for the three and six months ended June 30, 2025 and 2024 varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax income or loss due primarily to the impact of taxation in foreign jurisdictions, non-recognition of net operating losses and foreign exchange gains and losses in certain jurisdictions.

For the three and six months ended June 30, 2025, we used the annual effective tax rate method to calculate the tax provision. Valuation allowances on Nevada, Mexico and certain Canadian net operating losses were treated as discrete adjustments to the tax provision.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA permanently extends multiple tax provisions of the 2017 Tax Cuts and Jobs Act, as well as repeals, modifies and introduces various other tax provisions. We do not anticipate the OBBBA to have a material impact to the Company's consolidated financial statements. We continue to evaluate the impact the OBBBA may have on the Company as the legislation has various future effective dates.

Note 4. Employee Benefit Plans

We sponsor defined benefit pension plans covering all non-hourly U.S. employees hired prior to July 2024 and our hourly workers at the Lucky Friday mine, as well as and a Supplemental Excess Retirement Plan covering certain eligible employees.

Net periodic pension cost (benefit) for the plans consisted of the following for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service cost	$1,068	$915	$2,136	$1,830
Interest cost	2,094	2,075	4,188	4,151
Expected return on plan assets	(3,251)	(3,136)	(6,502)	(6,272)
Amortization of prior service cost	20	66	40	132
Amortization of net loss	326	16	652	31
Net periodic pension cost (benefit)	$257	$(64)	$514	$(128)

For the three and six months ended June 30, 2025 and 2024, the service cost component of net periodic pension benefit is included in the same line items of our condensed consolidated financial statements as other employee compensation costs. The net benefit related to all other components of net periodic pension cost of $0.8 million and $1.6 million, for the three and six months ended June 30, 2025, respectively, and $1.0 million and $2.0 million, respectively, for the three and six months ended June 30, 2024, is included in other income on our condensed consolidated statements of operations and comprehensive income.

Note 5. Earnings Per Common Share

We calculate basic earnings per common share on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period plus the effect of potential dilutive common shares during the period using the treasury stock and if-converted methods.

Potential dilutive shares of common stock include outstanding unvested restricted stock awards, deferred restricted stock units, unvested performance based units and convertible preferred stock (collectively referred to as dilutive units) for all periods in which we have reported net income. The 2025 dilutive units exclude the impact of 2,068,000 warrants exercisable at $8.02 per warrant, due to their anti-dilutive impact.

The following table represents net income per common share – basic and diluted (in thousands, except income per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income	$57,705	$27,870	$86,577	$22,117
Preferred stock dividends	(138)	(138)	(276)	(276)
Net income applicable to common stockholders	$57,567	$27,732	$86,301	$21,841

Denominator
Basic weighted average common shares	636,928	617,106	634,339	616,649
Dilutive units	2,811	5,100	2,652	3,710
Diluted weighted average common shares	639,739	622,206	636,991	620,359

Basic earnings per common share	$0.09	$0.04	$0.14	$0.04
Diluted earnings per common share	$0.09	$0.04	$0.14	$0.04

Note 6. Stockholders’ Equity

Authorized Share Capital

At our annual meeting of shareholders on May 21, 2025, our shareholders approved an amendment to our restated certificate of incorporation increasing the number of authorized shares of our common stock from 750,000,000 to 1,250,000,000.

At-The-Market ("ATM") Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including our share price, our cash resources, potential use of proceeds, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any sales of shares under the agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. During the three months ended June 30, 2025, we sold 29,008,536 shares under the agreement for proceeds of $174.1 million, net of commissions and fees of $2.7 million. There were no sales in the first quarter. See Note 13 for more information.

Stock-based Compensation Plans

The Company has stock incentive plans for executives, directors and eligible employees, under which performance shares, restricted stock and shares of common stock are granted. Stock-based compensation expense for restricted stock units and performance-based grants to employees, totaled $3.0 million and $4.9 million for the three and six months ended June 30, 2025, respectively, and $3.0 million and $4.1 million for the three and six months ended June 30, 2024, respectively. At June 30, 2025, there was $16.1 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.6 years.

The following table summarizes the stock-based compensation grants awarded during the six months ended June 30, 2025:

Grant date	Award type	Number granted	Grant date fair value per share
January 15, 2025	Restricted stock	325,016	5.41
March 24, 2025	Restricted stock	23,826	5.87
June 23, 2025	Restricted stock	1,613,885	5.82
June 23, 2025	Performance based	840,205	0.06

Pursuant to our directors stock plan 179,836 shares and 145,687 shares with a value of $1 million and $0.8 million were awarded to our directors and recorded as stock-based compensation expense during the three and six months ended June 30, 2025 and June 30, 2024, respectively. During the three and six months ended June 30, 2024, 10,831 shares with a value $0.05 million were paid to our interim CEO as part of her compensation.

In connection with the vesting of incentive compensation, certain employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations and pays the obligations in cash. As a result, in the three and six months ended June 30, 2025, we withheld 151,976 shares valued at approximately $0.9 million, or approximately $5.82 per share. During the six months ended June 30, 2024, we withheld 277,966 shares valued at approximately $1.2 million, or approximately $4.31 per share.

Common Stock Dividends

During the first two quarters of 2025, our Board of Directors have declared and we have paid a quarterly dividend of $0.00375 per common share, pursuant to our dividend policy.

Accumulated Other Comprehensive (Loss) Income, Net

The following table lists the beginning balance, quarterly activity and ending balances, net of income and mining tax, of each component of “Accumulated other comprehensive income (loss), net” (in thousands):

	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Income (Loss), Net
Balance January 1, 2025	$5,994	$(16,260)	$(10,266)
Change in fair value of derivative contracts	2,787	—	2,787
Gains and deferred gains transferred from accumulated other comprehensive income	(353)	—	(353)
Balance March 31, 2025	$8,428	$(16,260)	$(7,832)
Changes in fair value of derivative contracts	5,748	—	5,748
Gains and deferred gains transferred from accumulated other comprehensive income	(2,495)	—	(2,495)
Balance June 30, 2025	$11,681	$(16,260)	$(4,579)

Balance January 1, 2024	$13,708	$(7,871)	$5,837
Changes in fair value of derivative contracts	(3,971)	—	(3,971)
Gains and deferred gains transferred from accumulated other comprehensive income	(1,432)	—	(1,432)
Balance March 31, 2024	$8,305	$(7,871)	$434
Changes in fair value of derivative contracts	(4,545)	—	(4,545)
Gains and deferred gains transferred from accumulated other comprehensive income	(1,943)	—	(1,943)
Balance June 30, 2024	$1,817	$(7,871)	$(6,054)

Note 7. Debt, Credit Agreement and Leases

Our debt as of June 30, 2025 and December 31, 2024 consisted of our 7.25% Senior Notes due February 15, 2028 (“Senior Notes”), our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”) and any drawn amounts on our $225 million Credit Agreement, which is described separately below. The following tables summarize our current and long-term debt balances, including principal amounts outstanding under the Credit Agreement, as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Senior Notes	IQ Notes	Credit Agreement	Total
Principal	$475,000	$35,358	$39,000	$549,358
Unamortized discount/premium and issuance costs	(2,360)	26	—	(2,334)
Total debt	$472,640	$35,384	$39,000	$547,024
Less: current debt	—	$(35,384)	—	(35,384)
Long-term debt	$472,640	$—	$39,000	$511,640

	December 31, 2024
	Senior Notes	IQ Notes	Credit Agreement	Total
Principal	$475,000	$33,525	$23,000	$531,525
Unamortized discount/premium and issuance costs	(2,816)	92	—	(2,724)
Total debt	$472,184	$33,617	$23,000	$528,801
Less: current debt	$—	$(33,617)	$—	$(33,617)
Long-term debt	$472,184	$—	$23,000	$495,184

The following table summarizes the scheduled annual future payments, including interest, for our Senior Notes, IQ Notes, and finance and operating leases as of June 30, 2025 (in thousands). Operating leases are included in other current and non-current liabilities on our condensed consolidated balance sheets. The amounts for the IQ Notes are stated in U.S. dollars (“USD”) based on the USD/Canadian dollar (“CAD”) exchange rate as of June 30, 2025. See Note 13 for more information.

Twelve-month period ending June 30,	Senior Notes	IQ Notes	Finance Leases	Operating Leases
2026	$34,438	$36,511	$9,061	$2,566
2027	34,438	—	6,424	1,320
2028	496,700	—	1,933	1,185
2029	—	—	1,159	1,185
2030	—	—	1,159	977
Thereafter	—	—	—	4,798
	565,576	36,511	19,736	12,031
Less: effect of discounting	—	—	(2,039)	(2,757)
Total	$565,576	$36,511	$17,697	$9,274

Credit Agreement

On May 3, 2024 we entered into an amended revolving credit agreement with various financial institutions (the "Lenders"), which provided the Company with borrowing capacity up to $225 million with a maturity date of July 21, 2028 (accelerated to August 15, 2027 if our Senior Notes are not refinanced by that date).

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

At June 30, 2025, we had net draws of $39.0 million outstanding at an interest rate of 6.7%, and $6.7 million of outstanding letters of credit under the Credit Agreement. Letters of credit that are outstanding reduce availability under the Credit Agreement.

We believe we were in compliance with all covenants under the Credit Agreement as of June 30, 2025.

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

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi operation and Keno Hill operation are USD-functional entities which routinely incur expenses denominated in CAD. Such expenses expose us to exchange rate fluctuations, for which we have a program to manage our exposure to fluctuations for these subsidiaries' future operating and capital costs denominated in CAD. The program related to forecasted cash operating costs at Casa Berardi and Keno Hill utilizes forward contracts to buy CAD, and only those related to Casa Berardi are designated as cash flow hedges. As of June 30, 2025, we have a total of 274 forward contracts outstanding to buy a total of CAD $234.1 million having a notional amount of USD $170.0 million to hedge the following exposures for 2025 through 2026:

•
Forecasted cash operating costs at Casa Berardi and Keno Hill of CAD $131.5 million at an average CAD-to-USD exchange rate of 1.351.
•
Forecasted capital expenditures at Casa Berardi of CAD $9.5 million at an average CAD-to-USD exchange rate of 1.3421.
•
Forecasted capital expenditures at Keno Hill of CAD $40.3 million at an average CAD-to-USD exchange rate of 1.4049.
•
Forecasted exploration expenditures at Keno Hill of CAD $6.7 million at an average CAD-to-USD exchange rate of 1.3975.
•
Forecasted Corporate costs of CAD $6.1 million at an average CAD-to-USD exchange rate of 1.3718.

As of June 30, 2025 and December 31, 2024, we recorded the following balances for the fair value of the foreign currency forward contracts (in millions):

	June 30,	December 31,
Balance sheet line item:	2025	2024
Other current assets	$3.7	$—
Other non-current assets	$0.3	$—
Other current liabilities	$(1.1)	$(8.2)
Other non-current liabilities	$(0.1)	$(2.0)

Net unrealized losses of $1.4 million related to the effective portion of the foreign currency forward contracts designated as hedges are included in accumulated other comprehensive (loss) income as of June 30, 2025. Unrealized gains and losses will be transferred from accumulated other comprehensive (loss) income to current earnings as the underlying operating expenses are recognized. We estimate $1.2 million in net unrealized losses included in accumulated other comprehensive (loss) income as of June 30, 2025 will be reclassified to current earnings in the next twelve months.

Net realized losses of $1.0 million and $2.8 million for the three and six months ended June 30, 2025, and net realized losses of $1.1 million and $1.5 million for the three and six months ended June 30, 2024, on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive (loss) income and included in cost of sales and other direct production costs.

Net gains of $5.4 million and $5.5 million for the three and six months ended June 30, 2025, and net losses of $0.5 million and $2.4 million for the three and six months ended June 30, 2024, respectively, were related to contracts not designated as hedges.

No net unrealized gains or losses related to ineffectiveness of the hedges are included in fair value adjustments, net on our consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2025 and 2024, respectively.

Metals Prices

We are currently using financially-settled forward contracts to manage our exposure to:

•
changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement; and
•
changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.

The following tables summarize the quantities of metals committed under forward metals contracts at June 30, 2025 and December 31, 2024:

June 30, 2025	Ounces/pounds under contract (in 000's except gold)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2025 settlements	870	1	20,889	10,637	$35.52	3,463	$1.41	$0.99
Contracts on forecasted sales
2025 settlements	—	—	16,976	20,117	N/A	N/A	$1.38	$1.00
2026 settlements	—	—	16,755	52,911	N/A	N/A	$1.36	$1.03

December 31, 2024	Ounces/pounds under contract (in 000's except gold)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2025 settlements	1,535	2	20,834	14,661	$31.46	$2,673	$1.40	$0.97
Contracts on forecasted sales
2025 settlements	—	—	59,194	47,840	N/A	N/A	$1.39	$0.99
2026 settlements	—	—	6,283	52,911	N/A	N/A	$1.41	$1.03

Since the first quarter of 2025, we have and continue to utilize financially-settled zero cost collars ("collars") to manage our exposure to changes in the price of silver contained in both our provisional and forecasted Keno Hill future concentrate shipments. These collars provide us a contractual right to receive at least the minimum price if market prices fall below this level, while limiting our potential gains to the maximum price under the collars, even if market prices rise higher. This strategy helps protect us from significant price drops while still allowing for some upside potential within this range. For the three and six months ended June 30, 2025, these collars had net losses of $0.8 million and $0.2 million, respectively. For accounting purposes, they are not designated as hedges.

The following table summarize the quantities of metals committed under collars at June 30, 2025.

Settlement Period	Production Protected	Minimum Price	Maximum Price
	(ounces)	($)	($)
Contracts on provisional sales
2025 settlements	100,000	33.50	35.43
Contracts on forecasted sales
2025 settlements	1,515,000	30.07	41.15
2026 settlements	150,000	32.00	49.42

We recorded the following balances for the fair value of the forward metals and collar contracts as of June 30, 2025 and December 31, 2024 (in millions):

	June 30,	December 31,
Balance sheet line item:	2025	2024
Other current assets	$10.2	$11.5
Other non-current assets	$2.4	$6.6
Other current liabilities	$(0.5)	$—
Other non-current liabilities	$—	$—

Net realized and unrealized gains of $14.5 million related to the effective portion of the forward metals contracts designated as hedges were included in accumulated other comprehensive income (loss) as of June 30, 2025. Unrealized gains and losses will be transferred from accumulated other comprehensive income (loss) to current earnings as the underlying forecasted sales are recognized. We estimate $13.4 million in net realized and unrealized gains included in accumulated other comprehensive income (loss) as of June 30, 2025 would be reclassified to current earnings in the next twelve months. The realized gains arose due to cash settlement of zinc contracts prior to maturity in 2022 and zinc and lead contracts during 2023 for net proceeds of $17.4 million and $8.5 million, respectively, of which $0.2 million remains to be recognized during the remainder of the year.

We recognized a net gain of $3.3 million, including a $3.5 million gain transferred from accumulated other comprehensive income (loss), and a net loss of $12.5 million, including a $3.0 million gain transferred from accumulated other comprehensive income (loss) during the three months ended June 30, 2025 and 2024, respectively. We recognized a net loss of $2.0 million, including a $5.7 million gain transferred from accumulated other comprehensive income (loss), and a net loss of $9.4 million, including a $4.9 million gain transferred from accumulated other comprehensive income (loss) during the six months ended June 30, 2025 and 2024, respectively.

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

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our Credit Agreement would cause a default under the derivative contract. As of June 30, 2025, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these agreements was $3.0 million as of June 30, 2025, which includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at June 30, 2025, we could have been required to settle our obligations under the agreements at their termination value of $3.0 million.

Note 9. Fair Value Measurement

Fair value adjustments, net is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gain (loss) on derivative contracts	$4,749	$(586)	$4,735	$(2,485)
Unrealized gain on equity securities investments	4,866	5,588	8,507	5,635
Total fair value adjustments, net	$9,615	$5,002	$13,242	$3,150

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

Description	Balance at June 30, 2025	Balance at December 31, 2024	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$296,565	$26,868	Level 1
Current and non-current investments:
Equity securities	43,410	33,158	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	48,002	31,515	Level 2
Restricted cash and cash equivalent balances:
Certificates of deposit and other deposits	1,183	1,177	Level 1
Derivative contracts - current and non-current derivative assets:
Foreign exchange contracts	4,037	—	Level 2
Metal forward contracts	12,682	18,039	Level 2

Liabilities:
Derivative contracts - current and non-current derivative liabilities:
Foreign exchange contracts	$1,238	$10,176	Level 2
Metal forward contracts	522	—	Level 2

Cash and cash equivalents consist primarily of money market funds and are valued at cost, which approximates fair value.

Current and non-current restricted cash and cash equivalent balances consist primarily of certificates of deposit, U.S. Treasury securities, and other deposits and are valued at cost, which approximates fair value.

Our non-current investments consist of marketable equity securities of mining companies which are valued using quoted market prices for each security.

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

At June 30, 2025, our Senior Notes and IQ Notes were recorded at their carrying value of $472.6 million and $35.4 million, respectively, net of unamortized initial purchaser discount/premium and issuance costs. The estimated fair values of our Senior Notes and IQ Notes were $479.6 million and $36.8 million, respectively, at June 30, 2025. Quoted market prices, which are considered to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. Unobservable inputs which are considered to be Level 3, including an assumed current annual yield of 6.87%, are utilized to estimate the fair value of the IQ Notes. See Note 7 for more information. The Credit Agreement, which we consider to be Level 1 in the fair value hierarchy, has a carrying and fair value of $39.0 million.

Note 10. Product Inventories

Our major components of product inventories are (in thousands):

	June 30, 2025	December 31, 2024
Concentrates	$37,610	$15,030
Stockpiled ore	9,324	13,168
In-process	11,269	6,764
Total product inventories	$58,203	$34,962

Note 11. Commitments, Contingencies and Obligations

San Mateo Creek Basin, New Mexico

In July 2018, the Environmental Protection Agency ("EPA") informed Hecla Limited that it and several other potentially responsible parties (“PRPs”) may be liable for cleanup of the San Mateo Creek Basin (“SMCB”), which is an approximately 321 square mile area in New Mexico that contains numerous legacy uranium mines and mills. At the time, the EPA stated it had incurred approximately $9.6 million in response costs. Also, in May, 2022 and August, 2024, Hecla Limited received a letter from a PRP notifying Hecla Limited that other PRPs may seek cost recovery and contribution from Hecla Limited under CERCLA for certain investigatory work performed by the PRPs at the SMCB site. Hecla Limited cannot with reasonable certainty estimate the amount or range of liability, if any, relating to this matter because of, among other reasons, the lack of information concerning the site, including the relative contributions of contamination by the various PRPs.

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

Debt

See Note 7 for information on the commitments related to our debt arrangements as of June 30, 2025.

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

Other Commitments

Our contractual obligations as of June 30, 2025 included open purchase orders and commitments of $12.3 million, $5.9 million, $8.4 million, $10.4 million and $4.5 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, Casa Berardi and Other, respectively. We also have total commitments of $19.7 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our operations, and total commitments of $12.0 million relating to payments on operating leases (see Note 7 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of June 30, 2025, we had surety bonds totaling $218.9 million and letters of credit totaling $6.7 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 13. Subsequent Events

ATM Equity Distribution Agreement

Subsequent to June 30, 2025, the Company sold an additional 6,949,792 shares under its ATM equity distribution agreement for proceeds of $42.1 million, net of commissions and fees of $0.6 million.

IQ Notes

On July 9, 2025, the Company fully repaid the IQ notes, including interest, for $33.6 million.

Dismissal of Litigation related to Klondex Acquisition

On July 17, 2025, the United States Court of Appeals for the Second Circuit.affirmed the district court’s decision to dismiss a putative class action lawsuit filed against Hecla and certain of our executive officers and directors in 2019 concerning certain public disclosures made about our Nevada assets in 2018 and 2019. We expect this to be the end of this matter. The plaintiffs in the related derivative lawsuit pending in Delaware Chancery Court have voluntarily sought to dismiss the lawsuit.

Issued Notice to Redeem Portion of 7.25% Senior Notes Due February 15, 2028

On August 1, 2025, we issued a notice of redemption to the trustee to redeem $212 million of our outstanding $475 million of Senior Notes. We expect the Senior Notes to be redeemed on a pro rata basis on or about August 21, 2025.

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

Overview

Hecla Mining Company stands as North America's leading silver producer, with a rich heritage dating back to 1891. Our operations at Greens Creek, Lucky Friday and Keno Hill combined to produce 35% of 2024 silver production in the U.S. and Canada, complemented by significant gold production from Casa Berardi and Greens Creek. We began ramp-up of the Keno Hill mill during the second quarter of 2023 after acquiring it in September 2022. Our strategic positioning in the stable jurisdictions of U.S. and Canada provides us with distinct operational advantages and reduced political risk compared to our global peers. Our operational and strategic framework centers on four core pillars:

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
3.
Intensifying our focus on financial discipline with a rigorous capital allocation framework
4.
Leveraging our position as North America's largest silver producer to meet growing demand from green technology markets

Second Quarter 2025 Highlights

Operational Achievements:

•
Strong Production - The Company produced 4.5 million ounces of silver with increased silver production at Greens Creek and Lucky Friday, compared to the second quarter of 2024, partly offset by lower silver production at Keno Hill due to lower tons milled. Produced 45,895 ounces of gold, an increase over the second quarter of 2024 and the first quarter of 2025, driven by higher grades and recoveries at Greens Creek and the continuation of underground mining at Casa Berardi.
•
Lucky Friday Milestone - Set a new quarterly milling record at Lucky Friday of 114,475 tons, beating the prior record set in the first quarter of the current year.

Financial Performance:

•
Revenue Generation - Generated record sales of $304 million a 24% increase over the comparable period sales.
•
Continuous Improvement - Keno Hill generated gross profit of $0.2 million, the second consecutive quarter with gross profit.
•
Shareholder Returns - Generated net income applicable to common stockholders of $57.6 million, compared to $27.7 million in the comparable 2024 period and returned $2.2 million in dividends to common stockholders.
•
Investment in Operations - Made capital expenditures of approximately $58.0 million, including $8.4 million at Greens Creek, $15.9 million at Lucky Friday, $15.4 million at Casa Berardi and $17.0 million at Keno Hill.
•
Strengthening Balance Sheet - Raised net proceeds of $174.1 million through the use of our ATM program.

Exploration:

•
Underground exploration at Greens Creek Galagher Zone extended mineralization 550 feet down plunge from existing resource
•
At Keno Hill, identified new high-grade silver mineralization 500 feet down plunge from existing reserve
•
Surface exploration programs at Midas and Greens Creek are well underway

Year to date 2025 Highlights

Operational Achievements:

•
Consistent Production - Progress at key operations delivering 8.6 million ounces of silver with increased silver production at Lucky Friday, offsetting decreases at Greens Creek. Produced 80,127 ounces of gold, exceeding the comparable 2024 period.
•
Lucky Friday Milestone - At Lucky Friday, set quarterly milling record for the first half of the year with 223,220 tons milled.

Financial Performance:

•
Revenue Generation - Generated record sales of $565.4 million a 30% increase over the comparable period sales.
•
Continuous Improvement - Turned Keno Hill profitable for the first time under our ownership, delivering $1.3 million in gross profit.
•
Shareholder Returns - Generated net income applicable to common stockholders of $86.3 million , compared to net income of $21.8 million in the comparable 2024 period and returned $4.7 million in dividends to common stockholders.
•
Investment in Operations - Made capital expenditures of approximately $112.1 million, including $19.2 million at Greens Creek, $31.4 million at Lucky Friday, $31.6 million at Casa Berardi and $27.5 million at Keno Hill.
•
Strengthening Balance Sheet - Raised net proceeds of $174.1 million through the use of our ATM program.

External Factors that Impact our Results

Our financial results vary as a result of fluctuations in market prices primarily for silver and gold and, to a lesser extent, zinc, lead and copper. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Although we have not been materially impacted to date, our financial results could in the future be materially impacted by the introduction of tariffs and other global restraints on trade. Historically our US operations have had significant sales into China and Canada, and each of those countries is or could be subject to tariffs, and each has or may retaliate in kind. Notwithstanding these recent developments, we believe that the outlook for precious metals fundamentals in the medium- and long-term is favorable due to macro-economic factors such as lower interest rate expectations, geopolitical uncertainty and global growth expectations, which have resulted in significant volatility in the financial and commodities markets, including the precious metals market. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K"), for further discussion. Because we cannot control the price of our products, except to the extent we have entered into hedging transactions, the key measures that management focuses on in operating our business are production volumes, payable sales volumes, Cash Cost, After By-product Credits, per Ounce (non-GAAP) and All-In Sustaining Cost, After By-product Credits, per Ounce (“AISC”) (non-GAAP), operating cash flows, capital expenditures, free cash flow (non-GAAP) and adjusted EBITDA (non-GAAP). The average realized prices for all metals sold by us continued to exhibit significant volatility during the period. We have also experienced significant cost inflation across our operations, principally associated with higher energy prices, increased costs for other consumables such as reagents, explosives and steel, and higher labor and contractor costs.

Consolidated Results of Operations

Total sales for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Silver	$122,661	$112,692	$240,814	$198,925
Gold	123,721	82,469	210,909	149,884
Lead	21,476	23,928	43,582	43,411
Zinc	31,138	32,496	64,263	57,460
Copper	979	—	1,370	—
Less: Smelter and refining charges	(2,544)	(9,282)	(9,256)	(22,296)
Total metal sales	297,431	242,303	551,682	427,384
Environmental remediation services	6,596	3,354	13,684	7,801
Total sales	$304,027	$245,657	$565,366	$435,185

Environmental remediation services revenue is generated by performing remediation work in the historical Yukon Territory mining district on behalf of the Canadian government. The scope and estimated cost of all work is agreed to in advance by the Canadian government, and the expenses incurred are essentially passed through to the government for reimbursement with minimal margin generated by us in performing this work.

Total metal sales for the three and six months ended June 30, 2025 and 2024, and the approximate variances attributed to differences in metals prices, sales volumes and smelter terms, were as follows:

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Three months ended June 30, 2024	$112,692	$82,469	$56,424	$(9,282)	$242,303
Variances - 2025 versus 2024:
Price	16,775	36,976	(9,156)	—	44,595
Volume	(6,806)	4,276	6,325	(772)	3,023
Smelter terms	—	—	—	7,510	7,510
Three months ended June 30, 2025	$122,661	$123,721	$53,593	$(2,544)	$297,431

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Six months ended June 30, 2024	$198,925	$149,884	$100,871	$(22,296)	$427,384
Variances - 2025 versus 2024:
Price	47,884	62,082	(5,227)	—	104,739
Volume	(5,995)	(1,057)	13,571	—	6,519
Smelter terms	—	—	—	13,040	13,040
Six months ended June 30, 2025	$240,814	$210,909	$109,215	$(9,256)	$551,682

The fluctuation in sales for the three and six months ended June 30, 2025 compared to the same periods in 2024 was primarily due to the following:

•
Higher average realized prices for precious metals, partly offset by lower realized lead prices for both periods and zinc for the three months ended June 30, 2025, compared to the same periods in 2024. The table below summarizes average spot prices and our average realized prices for the commodities we sell:

		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Silver –	London PM Fix ($/ounce)	$33.63	$28.86	$32.77	$26.11
	Realized price per ounce	$34.82	$29.77	$34.20	$27.37
Gold –	London PM Fix ($/ounce)	$3,279	$2,338	$3,071	$2,205
	Realized price per ounce	$3,314	$2,338	$3,148	$2,222
Lead –	LME Final Cash Buyer ($/pound)	$0.88	$0.98	$0.89	$0.96
	Realized price per pound	$0.92	$1.06	$0.92	$1.02
Zinc –	LME Final Cash Buyer ($/pound)	$1.20	$1.29	$1.24	$1.20
	Realized price per pound	$1.31	$1.51	$1.31	$1.30
Copper –	LME Final Cash Buyer ($/pound)	$4.32	$—	$4.28	$—
	Realized price per pound	$4.56	$—	$4.52	$—

Average realized prices typically differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices. Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement. We recorded net positive price adjustments to provisional settlements of $4.2 million and $11.0 million for the three months ended June 30, 2025 and 2024, and $11.1 million and $14.5 million for the six months ended June 30, 2025 and 2024, respectively. The price adjustments related to silver, gold, zinc, lead and copper contained in our concentrate shipments were partially offset by gains and losses on forward contracts for those metals. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead, zinc and copper. Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate, doré and carbon material shipped during the period.

•
The positive effect of higher metal prices was partially offset by lower silver sales volumes during the three and six months ended June 30, 2025 compared to the comparable 2024 period. Lower silver ounces sold were related to reduced production at

Greens Creek in the first quarter and lower production at Keno Hill due to lower throughput. Though gold production is higher than the comparable 2024 periods, an inventory build at Casa Berardi during the quarter resulted in gold ounces sold being largely consistent with 2024. See The Greens Creek Segment, The Lucky Friday Segment, The Keno Hill Segment, and Casa Berardi Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Silver -	Ounces produced	4,520,510	4,458,484	8,632,904	8,650,582
	Payable ounces sold	3,522,975	3,785,285	7,040,945	7,267,169
Gold -	Ounces produced	45,895	37,324	80,127	73,916
	Payable ounces sold	37,333	35,276	66,988	67,465
Lead -	Tons produced	14,650	13,587	28,657	25,686
	Payable tons sold	11,663	11,338	23,653	21,359
Zinc -	Tons produced	18,479	16,191	35,414	32,402
	Payable tons sold	11,667	10,781	24,514	22,102
Copper	Tons produced	499	462	910	957
	Payable tons sold	108	—	152	—

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

Sales, total cost of sales, gross profit (loss), Cash Cost, After By-product Credits, per Ounce (“Cash Cost”) (non-GAAP) and AISC (non-GAAP) at our operating segments for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands, except for Cash Cost and AISC):

	Silver				Gold and Other
	Greens Creek	Lucky Friday	Keno Hill	Total Silver (2)	Casa Berardi	Other (3)	Total Gold and Other
Three Months Ended June 30, 2025:
Sales	$122,002	$64,273	$26,121	$212,396	$85,035	$6,596	$91,631
Total cost of sales	(58,921)	(42,286)	(25,881)	(127,088)	(50,790)	$(6,625)	(57,415)
Gross profit (loss)	$63,081	$21,987	$240	$85,308	$34,245	$(29)	$34,216
Cash Cost (1)	$(11.91)	$6.19	$—	$(5.46)	$1,578	$—	$1,578
AISC (1)	$(8.19)	$19.07	$—	$5.19	$1,669	$—	$1,669
Three Months Ended June 30, 2024:
Sales	$95,659	$59,071	$28,950	$183,680	$58,623	$3,354	$61,977
Total cost of sales	(56,786)	(37,523)	(28,950)	(123,259)	(67,340)	(3,628)	(70,968)
Gross profit (loss)	$38,873	$21,548	$—	$60,421	$(8,717)	$(274)	$(8,991)
Cash Cost (1)	$0.19	$5.32	$—	$2.08	$1,701	$—	$1,701
AISC (1)	$5.40	$12.74	$—	$12.54	$1,825	$—	$1,825

	Silver				Gold
	Greens Creek	Lucky Friday	Keno Hill	Total Silver (2)	Casa Berardi	Other (3)	Total Gold
Six Months Ended June 30, 2025
Sales	$240,145	$127,467	$43,030	$410,642	$141,040	$13,684	$154,724
Total cost of sales	(128,559)	(86,335)	(41,752)	(256,646)	(101,472)	(13,720)	(115,192)
Gross profit (loss)	$111,586	$41,132	$1,278	$153,996	$39,568	$(36)	$39,532
Cash Cost (1)	$(8.37)	$7.77	$—	$(2.29)	$1,837	$—	$1,837
AISC (1)	$(4.50)	$19.57	$—	$8.35	$1,935	$—	$1,935
Six Months Ended June 30, 2024
Sales	$192,969	$94,411	$39,797	$327,177	$100,207	$7,801	108,008
Total cost of sales	(126,643)	(65,042)	(39,797)	(231,482)	(125,600)	(7,513)	(133,113)
Gross profit (loss)	$66,326	$29,369	$—	$95,695	$(25,393)	$288	$(25,105)
Cash Cost (1)	$1.90	$6.67	$—	$3.38	$1,685	$—	$1,685
AISC (1)	$6.33	$14.50	$—	$12.81	$1,861	$—	$1,861
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

(3)
For the three and six months ended June 30, 2025, Other includes sales of $6.6 million and $13.7 million and total cost of sales of $6.6 million and $13.7 million respectively, from our environmental remediation services in the Yukon. For the three and six months ended June 30, 2024, Other includes sales of $3.4 million and $7.8 million and total cost of sales of $3.6 million and $7.5 million, respectively.

While revenue from zinc, lead, copper and gold by-products is significant, we believe that identification of silver as the primary product of Greens Creek, Lucky Friday and Keno Hill is appropriate because:

•
silver has historically accounted for a higher proportion of revenue than any other metal and is expected to do so in the future;
•
we have historically presented Greens Creek and Lucky Friday as primary silver producers, based on the original analysis that justified putting the project into production, and the same analysis applies to Keno Hill. Further we believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year;
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
•
Demonstrated ability to mine and mill consistently and without significant interruption, defined as 75% of historical production levels or mill design capacity over a period of 90 days;
•
Silver recoveries are at or near expected steady-state production levels;

•
All major capital expenditures have been completed; and
•
A significant portion of available funding is directed towards operating activities.

Currently we meet only one of the above criteria - silver recoveries are at expected steady-state production levels. Determination of when these criteria have been met requires the use of judgment, and our definition of commercial production may differ from that of other mining companies.

As Keno Hill has not yet been determined to be in commercial production, its costs and by-product credits are excluded from our consolidated Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce because (i) by definition it has not reached the sustaining stage and (ii) including its costs and by-product credits we believe would distort consolidated Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce of our operating silver mines that are in commercial production and operating as designed, and would not facilitate a meaningful comparison of our performance versus that of our peers who do not report such metrics for mines that are not in commercial production.

We believe the identification of silver as a by-product credit is appropriate at Casa Berardi because of its lower economic value compared to gold and due to the fact that gold is the primary product we produce there. In addition, we do not receive sufficient revenue from silver at the Casa Berardi mine to warrant classification of such as a co-product. Because we consider silver to be a by-product of our gold production at Casa Berardi, the value of silver offsets operating costs within our calculations of Cash Cost, After By-product Credits, per Gold Ounce and AISC, After By-product Credits, per Gold Ounce.

We reported net income applicable to common stockholders of $57.6 million for the three months ended June 30, 2025, compared to a net income applicable to common stockholders of $27.7 million in the comparable period in 2024. The following were the significant drivers of the change:

•
Consolidated gross profit increased by $68.1 million. See The Greens Creek Segment, The Lucky Friday Segment, The Keno Hill Segment, and The Casa Berardi Segment sections below for a discussion on the key drivers by operation.
•
General and administrative expenses decreased by $2.2 million due to the prior period containing compensation costs associated with the former CEO's retirement.
•
Ramp-up and suspension costs decreased by $1.4 million due to the current period containing no ramp-up costs for Keno Hill, as the site recorded gross profit, whereas in the prior period total cost of sales in excess of sales by $1.8 million were transferred to ramp-up and suspension costs.
•
Fair value adjustments, net increased by $4.6 million primarily due to $4.9 million in unrealized gains on our marketable equity securities portfolio and gains on undesignated derivative contracts of $4.7 million in the current period.

The positive movements mentioned above were partly offset by:

•
Other operating expense (income), net increased by $16.7 million primarily due to the prior period containing $17.8 million of insurance proceeds received related to the Lucky Friday fire.
•
Exploration and pre-development expense increased by $2.1 million in the current period with exploration activity primarily related to Keno Hill, Greens Creek and the Nevada properties.
•
Net foreign exchange loss increased by $6.2 million to a loss of $3.5 million, compared to a gain of $2.7 million in the comparable period as the US dollar weakened against the Canadian dollar.
•
Income and mining tax expense increased by $23.5 million due to higher taxable income generated by our US tax group.

We reported net income applicable to common stockholders of $86.3 million for the six months ended June 30, 2025, compared to a net income applicable to common stockholders of $21.8 million in the comparable period in 2024. The following were the significant drivers of the change:

•
Consolidated gross profit increased by $122.9 million. See The Greens Creek Segment, The Lucky Friday Segment, The Keno Hill Segment, and The Casa Berardi Segment sections below for a discussion on the key drivers by operating unit.
•
Ramp-up and suspension costs decreased by $12.6 million due to the current period containing no ramp-up costs for Keno Hill, as the site recorded gross profit, whereas in the prior period total cost of sales in excess of sales by $10.4 million were transferred to ramp-up and suspension costs. In addition, the prior period included $2.2 million of suspension costs related to the temporary suspension of operations at Lucky Friday due to the underground fire prior to the restart of operations on January 8, 2024.
•
Interest expense decreased by $2.5 million due to lower draws on the revolving credit facility during the current year.
•
Fair value adjustments, net increased by $10.1 million primarily due to $8.5 million in unrealized gains on our marketable equity securities portfolio and $4.7 million of gains on undesignated derivative contracts in the current period.

The positive movements mentioned above were partly offset by:

•
Other operating (income) expense, net increased by $34.7 million primarily due to the prior period containing $35.2 million of insurance proceeds received related to the Lucky Friday fire.
•
Net foreign exchange loss increased by $10.5 million, to a loss of $3.9 million compared to a gain of $6.7 million in the comparable period, driven by a weakening of the US dollar against the Canadian dollar during the current year.
•
Income and mining tax expense increased by $37.8 million due to higher taxable income generated by our US tax group.

Greens Creek

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$122,002	$95,659	$240,145	$192,969
Cost of sales and other direct production costs	(46,024)	(45,470)	(102,073)	(100,884)
Depreciation, depletion and amortization	(12,897)	(11,316)	(26,486)	(25,759)
Total cost of sales	(58,921)	(56,786)	(128,559)	(126,643)
Gross profit	$63,081	$38,873	$111,586	$66,326
Tons of ore milled	230,221	225,746	443,120	457,934
Production:
Silver (ounces)	2,422,978	2,243,551	4,425,538	4,722,145
Gold (ounces)	17,750	14,137	31,509	28,725
Lead (tons)	4,931	4,513	9,427	9,347
Zinc (tons)	14,024	12,400	26,859	25,462
Copper (tons)	499	462	910	957
Payable metal quantities sold:
Silver (ounces)	1,591,745	1,576,918	3,336,397	3,667,367
Gold (ounces)	11,634	10,312	22,112	22,498
Lead (tons)	2,862	2,890	6,183	6,560
Zinc (tons)	9,039	7,525	18,546	17,089
Copper (tons)	108	—	152	—
Ore grades:
Silver ounces per ton	13.4	12.6	12.6	13.0
Gold ounces per ton	0.10	0.09	0.10	0.09
Lead percent	2.6%	2.5%	2.6%	2.5%
Zinc percent	6.9%	6.2%	6.8%	6.2%
Copper percent	0.3%	0.3%	0.3%	0.3%
Total production cost per ton	$225.71	$218.09	$232.57	$215.46
Cash Cost, After By-product Credits, per Silver Ounce (1)	$(11.91)	$0.19	$(8.37)	$1.90
AISC, After By-Product Credits, per Silver Ounce (1)	$(8.19)	$5.40	$(4.50)	$6.33
Capital additions	$8,397	$11,704	$19,156	$20,531
(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

The $24.2 million increase in gross profit for the three months ended June 30, 2025, compared to the same period in 2024 was primarily due to higher realized sales prices for silver and gold, in addition to higher sales volumes for all metals, except lead.

Capital additions in the current quarter were $3.3 million lower than the prior year period and included $2.8 million for primary ore access development, $2.0 million for mine development and $1.8 million for mining equipment and related costs.

Production of all metals increased during the three months ended June 30, 2025, primarily due to a combination of higher tons milled and higher grades.

The $45.3 million increase in gross profit for the six months ended June 30, 2025, compared to the same period in 2024 was primarily due to higher realized sales prices for silver, gold and lead, partially offset by lower metals sales volumes for all metals, except zinc.

Capital additions during the year were $1.4 million lower than the prior year period and included $6.0 million for primary ore access development, $3.4 million for mine development, $2.8 million for mining equipment and $1.7 million for definition drilling.

Silver production during the six months ended June 30, 2025, declined primarily due to a combination of lower tons milled reflecting a combination of lower heading availability, long hole mining and lower grade ore during the first quarter of 2025 which outweighed an improvement in silver production during the second quarter of 2025. Production of gold, lead and zinc are higher during the current year primarily due to higher grades.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, per Silver Ounce for Greens Creek:

Three Months Ended June 30,
2025
2024
30.00
20.00
10.00
0.00
-10.00
-20.00
-30.00
-40.00
10.97
10.79
3.73
3.89
6.85
7.36
-0.41
2.72
1.28
1.07
-34.33
-25.64
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

Six Months Ended June 30,
2025
2024
30.00
20.00
10.00
0.00
-10.00
-20.00
-30.00
-40.00
12.07
10.47
3.99
3.82
7.40
6.72
0.26
3.36
1.43
1.09
-33.52
-23.56
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash Cost, Before By-product Credits, per Silver Ounce	$22.42	$25.83	$25.15	$25.46
By-product credits	(34.33)	(25.64)	(33.52)	(23.56)
Cash Cost, After By-product Credits, per Silver Ounce	$(11.91)	$0.19	$(8.37)	$1.90

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
AISC, Before By-product Credits, per Silver Ounce	$26.14	$31.04	$29.02	$29.89
By-product credits	(34.33)	(25.64)	(33.52)	(23.56)
AISC, After By-product Credits, per Silver Ounce	$(8.19)	$5.40	$(4.50)	$6.33

For the three months ended June 30, 2025, the decrease in Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce was primarily due to an increase in gold by-product credits, reflecting higher realized gold prices and higher silver production.

For the six months ended June 30, 2025, the decrease in Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce was primarily due to an increase in gold by-product credits, reflecting higher realized gold prices, partly offset by lower silver production. AISC, After By-product Credits, per Silver Ounce also benefited from lower sustaining capital expenditures.

Lucky Friday

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$64,273	$59,071	$127,467	$94,411
Cost of sales and other direct production costs	(29,011)	(26,815)	(59,635)	(46,423)
Depreciation, depletion and amortization	(13,275)	(10,708)	(26,700)	(18,619)
Total cost of sales	(42,286)	(37,523)	(86,335)	(65,042)
Gross profit	$21,987	$21,548	$41,132	$29,369
Tons of ore milled	114,475	107,441	223,220	193,675
Production:
Silver (ounces)	1,340,877	1,308,155	2,673,129	2,369,220
Lead (tons)	8,829	8,229	17,309	14,918
Zinc (tons)	3,911	3,320	7,592	6,171
Payable metal quantities sold:
Silver (ounces)	1,228,493	1,220,850	2,497,338	2,174,741
Lead (tons)	8,027	7,599	16,005	13,591
Zinc (tons)	2,887	2,919	5,968	4,560
Ore grades:
Silver ounces per ton	12.5	12.9	12.7	12.9
Lead percent	8.2%	8.1%	8.2%	8.2%
Zinc percent	4.2%	3.6%	4.1%	3.7%
Total production cost per ton	$241.63	$233.99	$249.89	$233.59
Cash Cost, After By-product Credits, per Silver Ounce (1)	$6.19	$5.32	$7.77	$6.67
AISC, After By-product Credits, per Silver Ounce (1)	$19.07	$12.74	$19.57	$14.50
Capital additions	15,942	$10,818	$31,388	$25,806
(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

Gross profit increased by $0.4 million for the three months ended June 30, 2025 compared to the comparable period in 2024, reflecting a combination of higher sales volumes for all metals due to higher milled tons. Higher realized prices for silver and zinc also positively contributed to the higher gross profit, however this benefit was partly offset by higher contractor, consumables and maintenance costs reflecting the higher volumes produced and sold, and higher profit sharing costs under the collective bargaining agreement.

Gross profit increased by $11.8 million for the six months ended June 30, 2025 compared to the comparable period in 2024, reflecting a combination of higher sales volumes for all metals due to a full six months of production in 2025, compared to 2024 when operations did not resume until January 9, 2024, following suspension of operations in August 2023, due to the underground fire in the secondary egress. Higher realized prices for silver and zinc also positively contributed to the higher gross profit, however this benefit was partly offset by lower realized lead prices and higher contractor, drilling, consumables and maintenance costs reflecting the higher volumes produced and sold, and higher profit sharing costs under the collective bargaining agreement.

Capital additions increased by $5.1 million for the three months ended June 30, 2025, compared to the comparable period in 2024. Significant capital expenditures in 2025 included capital development of $6.4 million, the surface cooling project of $5.4 million, pond 5 construction of $1.3 million and definition drilling of $1.9 million.

Capital additions increased by $5.6 million for the six months ended June 30, 2025 and included $12.5 million for capital development, $6.4 million for the surface cooling project, $3.8 million for definition drilling, $1.8 million for shaft renovations and $1.7 million for pond 5 construction.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for Lucky Friday:

Three Months Ended June 30,
2025
2024
25.00
20.00
15.00
10.00
5.00
0.00
-5.00
-10.00
-15.00
-20.00
-25.00
12.86
11.79
3.74
3.31
4.02
4.11
0.79
2.10
1.06
0.96
-16.28
-16.95
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

Six Months Ended June 30,
2025
2024
25.00
20.00
15.00
10.00
5.00
0.00
-5.00
-10.00
-15.00
-20.00
-25.00
13.39
13.56
3.83
3.78
3.64
1.94
1.88
2.82
1.05
0.98
-16.02
-16.41
Mining
Milling
Other cash costs
Treatment costs
Concentrated freight
By-product credits

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash Cost, Before By-product Credits, per Silver Ounce	$22.47	$22.27	$23.79	$23.08
By-product credits	(16.28)	(16.95)	(16.02)	(16.41)
Cash Cost, After By-product Credits, per Silver Ounce	$6.19	$5.32	$7.77	$6.67

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
AISC, Before By-product Credits, per Silver Ounce	$35.35	$29.69	$35.59	$30.91
By-product credits	(16.28)	(16.95)	(16.02)	(16.41)
AISC, After By-product Credits, per Silver Ounce	$19.07	$12.74	$19.57	$14.50

The increase in Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the three months ended June 30, 2025, compared to the same period in 2024 was primarily due to higher production costs, partly offset by higher silver production. AISC, After By-product Credits, per Silver Ounce was also negatively impacted by higher sustaining capital.

The increase in Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the six months ended June 30, 2025, compared to the same period in 2024 was primarily due to higher production costs, partly offset by higher silver production reflecting a full quarter's production compared to operations only commencing on January 9, 2024 following suspension in August 2023 due to the underground fire in the secondary egress. AISC, After By-product Credits, per Silver Ounce was also negatively impacted by higher sustaining capital.

Keno Hill

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$26,121	$28,950	$43,030	$39,797
Cost of sales and other direct production costs	(20,740)	(24,221)	(33,809)	(31,466)
Depreciation, depletion and amortization	(5,141)	(4,729)	(7,943)	(8,331)
Total cost of sales	(25,881)	(28,950)	(41,752)	(39,797)
Gross profit	$240	$—	$1,278	$—
Tons of ore milled	26,771	36,977	54,182	62,142
Production:
Silver (ounces)	750,712	900,440	1,523,142	1,546,752
Lead (tons)	890	845	1,921	1,421
Zinc (tons)	544	471	963	769
Payable metal quantities sold:
Silver (ounces)	697,475	979,543	1,196,727	1,411,874
Lead (tons)	775	849	1,466	1,208
Zinc (tons) (1)	407	337	666	453
Ore grades:
Silver ounces per ton	28.9	25.1	29.0	25.6
Lead percent	3.5%	2.4%	3.7%	2.4%
Zinc percent	2.3%	1.4%	2.1%	1.4%
Capital additions	$17,045	$14,533	$27,481	$24,879
(1)
Zinc tons sold include intersegment sales to Greens Creek.

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

We acquired our Keno Hill operations as part of the Alexco Resource Corp. acquisition in September 2022 and have focused on development activities and began ramp-up of the mill during the second quarter of 2023. The average mill throughput during the six months ended June 30, 2025, was 299 tons per day (the mine is currently permitted to a maximum of an average of 440 tons per day), with silver grades milled of 29.0 ounces per ton. During the first quarter of the year, the mill relied on the existing ore stockpiles as the mine continues to focus on development and ramp up to higher tonnage rates with mining rates of 263 tons per day during the first six months ended June 30, 2025, with material sourced from both the Bermingham and Flame and Moth deposits. Mill throughput, while currently steady, has been negatively impacted by last year's events as described below.

During the three months ended June 30, 2025 and 2024, Keno Hill recorded sales of $26.1 million and $29.0 million, respectively, with the decrease due to lower metals sales volumes, partly offset by higher realized prices. As a result of higher metals prices, Keno Hill generated a gross profit of $0.2 million during the three months ended June 30, 2025, and did not transfer any total cost of sales to ramp-up and suspension costs. During the second quarter of 2024, total cost of sales in excess of sales of $1.8 million were reclassified to ramp-up and suspension costs in the Condensed Consolidated Statements of Operations and Comprehensive Income, (Unaudited). During the quarter, Keno Hill recorded capital additions of $17.0 million, related to mine development and other mining equipment purchases.

During the six months ended June 30, 2025 and 2024, Keno Hill recorded sales of $43.0 million and $39.8 million, respectively, with the increase in sales attributable to higher realized sales prices, partly offset by lower volumes sold. As a result of higher revenues, Keno Hill generated a gross profit of $1.3 million during the six months ended June 30, 2025, and did not transfer any total cost of sales to ramp-up and suspension costs. During the six months ended June 30, 2024, total cost of sales in excess of sales of $10.4 million were reclassified to ramp-up and suspension costs in the Condensed Consolidated Statements of Operations and Comprehensive Income, (Unaudited). During the six months ended June 30, 2025, Keno Hill recorded capital additions of $27.5 million, primarily related to mine development and the Bermingham backfill plant.

From commencement of production until late August, 2024, ore production and mill throughput generally increased as planned, leading to increased levels of production (though still not reaching the permitted capacity at the mill). However, starting in mid-2024 and continuing today, Keno Hill has been impacted by external events which have affected permitting, projects and production, and delayed our ability to reach sustained, profitable production. In late June 2024, an unrelated, third party, Victoria Gold, experienced a heap leach failure at its Eagle Mine which is located near Keno Hill. This incident had several immediate and ongoing impacts on our operations. The primary impact was we were forced to suspend milling operations at Keno Hill between August 27 and October 26 due to delays in receiving authorizations and permits because the focus of the Yukon Government (“YG”) and the First Nation of Na-Cho Nyäk Dun (“FNNND”) was on the Eagle Mine incident response and not on routine permitting matters. Mill operations and design and construction projects resumed during the fourth quarter of 2024. Our original planned schedule for permitting and projects has been extended, but we are taking steps, including working with regulators, to establish a viable schedule for our operational plans.

An ongoing impact of the Eagle Mine incident is the FNNND's public position on mining, which has evolved from a call to halt all mining activity to support of environmentally responsible mining practices. We continue to strengthen our partnership with the FNNND - which is important because Keno Hill is within their Traditional Territory - through enhanced environmental stewardship and community engagement initiatives, building on their support for responsible mining practices.

Then, starting in late October 2024, Keno Hill began experiencing power curtailments when Yukon Energy experienced a turbine failure at its hydroelectric plant in Whitehorse. That failure and Yukon Energy’s resulting focus on line maintenance, combined with cold temperatures in the Yukon (and the resulting increase in demand for power), caused Yukon Energy to reduce power to Keno Hill, resulting in the operation’s inability to fully power the mine and mill on several occasions in late 2024 and for 8 days in the first quarter of 2025. Temporary power constraints in the Yukon region impacted approximately 130,000 ounces of silver production and labor costs for idled employees of approximately $0.5 million through June 30, 2025. These conditions improved in the second quarter of 2025 when we experienced no power disruptions by Yukon Energy, nor do we expect any disruptions while the weather remains warm, except that we expect a 6-day outage in August 2025 when the turbine at Yukon Energy's hydroelectric plant in Whitehorse is scheduled to be fixed. There can be no assurance that Keno Hill will not face power supply constraints in the future.

Permitting is one of the most important factors in our ability to reach sustainable, profitable production at Keno Hill. Increased production means a need for increased tailings storage, waste storage, water treatment, camp space and reliable power, all of which are typical requirements for mining companies in the expansion phase. These projects require new or modified permits, as well as the capital to implement them. Although we continue to make progress on these normal-course permitting matters, we have yet to make up for the delays described above. We also continue to face operational challenges such as work force availability, dilution, execution of projects, limited camp space, and the ramp-up of the Company's environmental remediation services group activities in the summer (which adds incremental demand on Keno Hill's infrastructure and resources, most notably camp space). As a result, we continue to project 2025 silver production to be comparable to 2024 levels. The projected flat production levels at Keno Hill for 2025 should allow us to focus on (i) permitting, (ii) stakeholder outreach and ensuring we have local support, (iii) projects such as tailings storage expansion and the construction of a cemented tails batch plant, (iv) mine development and (v) meeting the above-mentioned operational challenges.

As stated above, Keno Hill has generated marginal profits for us at current throughput rates and prices. Our immediate focus is to advance permits and successfully execute infrastructure projects, with the goal of putting the mine on a path toward achieving its current permitted capacity of 440 tons per day which, at current prices, we project would generate positive free cash flow, while preserving expansion optionality beyond 440 tons per day. To reach 440 tons per day throughput, we would need to continue to mine ore from both the Bermingham deposit and the lower grade Flame & Moth deposit. Currently Keno Hill is not configured to sustainably produce 440 tons per day (although the mill has achieved that rate for multiple weeks on end during test run periods). Achieving 440 or higher tons per day would require targeted infrastructure investments, obtaining permits, executing projects, mine development and maintaining community support. If any one of these were not to occur, or if prices were to decrease from current prices, Keno Hill as currently configured would not be profitable, and placing the operation on care and maintenance would be an option. See Item 1A. Risk Factors - We may not realize all of the anticipated benefits from our acquisitions, including our 2022 acquisition of Alexco in our 2024 Form 10-K.

Casa Berardi

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$85,035	$58,623	$141,040	$100,207
Cost of sales and other direct production costs	(44,944)	(40,330)	(87,057)	(75,639)
Depreciation, depletion and amortization	(5,846)	(27,010)	(14,415)	(49,961)
Total cost of sales	(50,790)	(67,340)	(101,472)	(125,600)
Gross profit (loss)	$34,245	$(8,717)	$39,568	$(25,393)
Tons of ore milled	393,648	366,979	784,816	748,605
Production:
Gold (ounces)	28,145	23,187	48,618	45,191
Silver (ounces)	5,943	6,338	11,095	12,465
Payable metal quantities sold:
Gold (ounces)	25,699	24,964	44,876	44,967
Silver (ounces)	5,262	7,974	10,483	13,187
Ore grades:
Gold ounces per ton	0.08	0.07	0.07	0.07
Silver ounces per ton	0.02	0.02	0.02	0.02
Total production cost per ton	$113.19	$107.84	$114.19	$102.07
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,578	$1,701	$1,837	$1,685
AISC, After By-product Credits, per Gold Ounce (1)	$1,669	$1,825	$1,935	$1,861
Capital additions	$15,367	$12,376	$31,624	$25,692

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

Casa Berardi is advancing toward a more streamlined and efficient surface-only operation. The plan was to focus exclusively on the 160 pit by mid-2025, however following the significant increase in the gold price during the year to date, it was decided to continue to mine the easily accessible ore in the west underground mine, potentially through the end of 2025. This transition follows the continued successful extraction of higher-margin stopes from the west underground mine, positioning the mine for continued productivity and cost-effective mining. Our previously announced strategic review is ongoing and includes evaluating the following scenarios (i) sale of the asset, (ii) joint venturing the asset, (iii) spin-out of the asset, (iv) extending the underground mine, and (iv) accelerating future cash flows to capture part of the current record gold prices via a prepayment structure or other financing arrangement. If underground mining is not extended, Casa Berardi is expected to only produce gold from the 160 open pit, and at lower volumes than historic production levels, with production expected to conclude at the 160 open pit in 2027. Casa Berardi is transitioning to a new phase focused on developing the Principal and West Mine Crown Pillar open pits. This strategic repositioning is expected to optimize long-term value, with production anticipated to resume following successful permitting and development during a production gap expected between 2027 and 2032. Upon successful completion of permitting, design, and construction of the new open pits (which is not assured), we expect Casa Berardi to generate substantial free cash flow at current gold prices when production resumes. This long-term approach aligns with our commitment to maximizing the value of our assets through strategic mine planning and operational flexibility.

Gross profit increased by $43.0 million to $34.2 million for the three months ended June 30, 2025, compared to a gross loss of $8.7 million in the comparable period in 2024. The increase in gross profit is primarily related to higher realized prices and gold ounces sold, partly offset by higher contractor costs. The prior period gross loss also included higher depreciation expense related to accelerated depreciation of the west underground mine. Capital additions increased by $3.0 million to $15.4 million during the quarter, compared to the same period in 2024, and primarily related to a tailings dam raise.

Gross profit increased by $65.0 million to $39.6 million for the six months ended June 30, 2025, compared to a gross loss of $25.4 million in the comparable period in 2024. The increase in gross profit is primarily related to higher realized prices and gold ounces sold, partly offset by higher contractor costs. The prior period gross loss also included higher depreciation expense related to accelerated depreciation of the west underground mine and a product inventory net realizable value write down of $6.3 million. Capital additions increased by $5.9 million to $31.6 million during the year, compared to the same period in 2024, and primarily related to a tailings dam raise.

Although Casa Berardi generated gross profits during the last four quarters and free cash flow during the current quarter, it reported gross losses during the prior three fiscal years. This lack of profitability and free cash flow generation, the expected hiatus in future production discussed above, the uncertainty surrounding permitting and pit design and construction, and the time involved to resolve these uncertainties, has caused us to undertake a review of how Casa Berardi fits into the Company's future strategy. While it is possible we may continue down the path towards future production at the Principal and West Mine Crown Pillar pits, we are also examining potential strategic alternatives as described above.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for Casa Berardi:

Three Months Ended June 30,
2025
2024
1400
1200
1000
800
600
400
200
0
-200
959
1246
362
412
264
51
-7
-8
Mining
Milling
Other cash costs
By-product credits

Six Months Ended June 30,
2025
2024
1300
1100
900
700
500
300
100
-100
1116
1,266
374
391
355
35
-8
-7
Mining
Milling
Other cash costs
By-product credits

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash Cost, Before By-product Credits, per Gold Ounce	$1,585	$1,709	$1,845	$1,692
By-product credits	(7)	(8)	(8)	(7)
Cash Cost, After By-product Credits, per Gold Ounce	$1,578	$1,701	$1,837	$1,685

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
AISC, Before By-product Credits, per Gold Ounce	$1,676	$1,833	$1,943	$1,868
By-product credits	(7)	(8)	(8)	(7)
AISC, After By-product Credits, per Gold Ounce	$1,669	$1,825	$1,935	$1,861

The decrease in Cash Cost After By-product Credits, per Gold Ounce, and AISC, After By-product Credits, per Gold Ounce for the three months ended June 30, 2025, compared to the same period in 2024 was primarily due to higher gold production.

The increase in Cash Cost After By-product Credits, per Gold Ounce, and AISC, After By-product Credits, per Gold Ounce for the three and six months ended June 30, 2025, compared to the same period in 2024 was primarily due to higher production costs, partly offset by higher gold production. AISC, After By-product Credits, per Gold Ounce benefited from lower sustaining capital over the comparable period in 2024.

Corporate Matters

Income Taxes

During the three and six months ended June 30, 2025, an income and mining tax provision of $32.6 million and $48.7 million, resulted in an effective tax rate of 36.1% and 36.0%, respectively. This compares to an income and mining tax provision of $9.1 million and $10.9 million, which resulted in an effective tax rate of 24.6% and 33.0%, respectively, for the three and six months ended June 30, 2024. The comparability of our income and mining tax provision and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates including non-recognition of foreign exchange gains and losses; (v) percentage depletion; and (vi) the non-recognition of tax assets. The effective tax rate will fluctuate, sometimes significantly, period to period. The change in the effective tax rate during the three and six months ended June 30, 2025, compared to the comparable periods in 2024 is primarily related to the reported consolidated income (loss) as well as the losses incurred at our consolidated Alexco subsidiaries, and our Nevada subsidiaries, for which no tax benefit is recognized due to uncertainty surrounding our ability to utilize these future tax benefits.

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

Reconciliation of Total Cost of Sales to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations and for the Company for the three and six months ended June 30, 2025 and 2024.

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

In thousands (except per ounce amounts)	Three Months Ended June 30, 2025
	Greens Creek	Lucky Friday	Keno Hill (5)	Corporate (2)	Total Silver
Total cost of sales	$58,921	$42,286	$25,881	$—	$127,088
Depreciation, depletion and amortization	(12,897)	(13,275)	(5,141)	—	(31,313)
Treatment costs	(1,001)	1,054	—	—	53
Change in product inventory	9,234	225	—	—	9,459
Reclamation and other costs	57	(160)	—	—	(103)
Exclusion of Keno Hill cash costs (5)	—	—	(20,740)	—	(20,740)
Cash Cost, Before By-product Credits (1)	54,314	30,130	—	—	84,444
Reclamation and other costs	757	195	—	—	952
Sustaining capital	8,268	17,069	—	1,270	26,607
General and administrative	—	—	—	12,540	12,540
AISC, Before By-product Credits (1)	63,339	47,394	—	13,810	124,543
By-product credits:
Zinc	(23,512)	(7,120)	—	—	(30,632)
Gold	(52,194)	—	—	—	(52,194)
Lead	(6,610)	(14,708)	—	—	(21,318)
Copper	(871)	—	—	—	(871)
Total By-product credits	(83,187)	(21,828)	—	—	(105,015)
Cash Cost, After By-product Credits	$(28,873)	$8,302	$—	$—	$(20,571)
AISC, After By-product Credits	$(19,848)	$25,566	$—	$13,810	$19,528
Ounces produced	2,423	1,341			3,764
Cash Cost, Before By-product Credits, per Ounce	$22.42	$22.47			$22.44
By-product credits per ounce	(34.33)	(16.28)			(27.90)
Cash Cost, After By-product Credits, per Ounce	$(11.91)	$6.19			$(5.46)
AISC, Before By-product Credits, per Ounce	$26.14	$35.35			$33.09
By-product credits per ounce	(34.33)	(16.28)			(27.90)
AISC, After By-product Credits, per Ounce	$(8.19)	19.07			$5.19

In thousands (except per ounce amounts)	Three Months Ended June 30, 2025
	Gold - Casa Berardi	Other (4)	Total Gold and Other
Total cost of sales	$50,790	$6,625	$57,415
Depreciation, depletion and amortization	(5,846)		(5,846)
Treatment costs	44	—	44
Change in product inventory	(62)	—	(62)
Reclamation and other costs	(324)	—	(324)
Exclusion of Other costs	—	(6,625)	(6,625)
Cash Cost, Before By-product Credits (1)	44,602	—	44,602
Reclamation and other costs	324	—	324
Sustaining capital	2,242	—	2,242
AISC, Before By-product Credits (1)	47,168	—	47,168
By-product credits:
Silver	(202)	—	(202)
Total By-product credits	(202)	—	(202)
Cash Cost, After By-product Credits	$44,400	$—	$44,400
AISC, After By-product Credits	$46,966	$—	$46,966
Divided by ounces produced	28	—	28
Cash Cost, Before By-product Credits, per Ounce	$1,585	$—	$1,585
By-product credits per ounce	(7)	—	(7)
Cash Cost, After By-product Credits, per Ounce	$1,578	$—	$1,578
AISC, Before By-product Credits, per Ounce	$1,676	$—	$1,676
By-product credits per ounce	(7)	—	(7)
AISC, After By-product Credits, per Ounce	$1,669	$—	$1,669

In thousands (except per ounce amounts)	Three Months Ended June 30, 2025
	Total Silver	Total Gold and Other	Total
Total cost of sales	$127,088	$57,415	$184,503
Depreciation, depletion and amortization	(31,313)	(5,846)	(37,159)
Treatment costs	53	44	97
Change in product inventory	9,459	(62)	9,397
Reclamation and other costs	(103)	(324)	(427)
Exclusion of Keno Hill cash costs (5)	(20,740)	—	(20,740)
Exclusion of Other costs	—	(6,625)	(6,625)
Cash Cost, Before By-product Credits (1)	84,444	44,602	129,046
Reclamation and other costs	952	324	1,276
Sustaining capital	26,607	2,242	28,849
General and administrative	12,540	—	12,540
AISC, Before By-product Credits (1)	124,543	47,168	171,711
By-product credits:
Zinc	(30,632)	—	(30,632)
Gold	(52,194)	—	(52,194)
Lead	(21,318)	—	(21,318)
Silver	—	(202)	(202)
Copper	(871)	—	(871)
Total By-product credits	(105,015)	(202)	(105,217)
Cash Cost, After By-product Credits	$(20,571)	$44,400	$23,829
AISC, After By-product Credits	$19,528	$46,966	$66,494
Divided by ounces produced	3,764	28
Cash Cost, Before By-product Credits, per Ounce	$22.44	$1,585
By-product credits per ounce	(27.90)	(7)
Cash Cost, After By-product Credits, per Ounce	$(5.46)	$1,578
AISC, Before By-product Credits, per Ounce	$33.09	$1,676
By-product credits per ounce	(27.90)	(7)
AISC, After By-product Credits, per Ounce	$5.19	$1,669

In thousands (except per ounce amounts)	Three Months Ended June 30, 2024
	Greens Creek	Lucky Friday	Keno Hill (5)	Corporate (2)	Total Silver
Total cost of sales	$56,786	$37,523	$28,950	$—	$123,259
Depreciation, depletion and amortization	(11,316)	(10,708)	(4,729)	—	(26,753)
Treatment costs	6,069	2,746	—	—	8,815
Change in product inventory	7,296	(115)	—	—	7,181
Reclamation and other costs	(882)	(311)	—	—	(1,193)
Exclusion of Keno Hill cash costs (5)	—	—	(24,221)	—	(24,221)
Cash Cost, Before By-product Credits (1)	57,953	29,135	—	—	87,088
Reclamation and other costs	785	183	—	—	968
Sustaining capital	10,911	9,517	—	1,035	21,463
General and administrative	—	—	—	14,740	14,740
AISC, Before By-product Credits (1)	69,649	38,835	—	15,775	124,259
By-product credits:
Zinc	(21,873)	(6,706)	—	—	(28,579)
Gold	(28,844)	—	—	—	(28,844)
Lead	(6,818)	(15,466)	—	—	(22,284)
Total By-product credits	(57,535)	(22,172)	—	—	(79,707)
Cash Cost, After By-product Credits	$418	$6,963	$—	$—	$7,381
AISC, After By-product Credits	$12,114	$16,663	$—	$15,775	$44,552
Divided by ounces produced	2,244	1,308			3,552
Cash Cost, Before By-product Credits, per Ounce	$25.83	$22.27			$24.52
By-product credits per ounce	(25.64)	(16.95)			(22.44)
Cash Cost, After By-product Credits, per Ounce	$0.19	$5.32			$2.08
AISC, Before By-product Credits, per Ounce	$31.04	$29.69			$34.98
By-product credits per ounce	(25.64)	(16.95)			(22.44)
AISC, After By-product Credits, per Ounce	$5.40	$12.74			$12.54

In thousands (except per ounce amounts)	Three Months Ended June 30, 2024
	Gold - Casa Berardi	Other (4)	Total Gold and Other
Total cost of sales	$67,340	$3,628	$70,968
Depreciation, depletion and amortization	(27,010)	—	(27,010)
Treatment costs	52	—	52
Change in product inventory	(550)	—	(550)
Reclamation and other costs	(206)	—	(206)
Exclusion of Other costs	—	(3,628)	(3,628)
Cash Cost, Before By-product Credits (1)	39,626	—	39,626
Reclamation and other costs	206	—	206
Sustaining capital	2,667	—	2,667
AISC, Before By-product Credits (1)	42,499	—	42,499
By-product credits:
Silver	(183)	—	(183)
Total By-product credits	(183)	—	(183)
Cash Cost, After By-product Credits	$39,443	$—	$39,443
AISC, After By-product Credits	$42,316	$—	$42,316
Divided by ounces produced	23	—	23
Cash Cost, Before By-product Credits, per Ounce	$1,709	$—	$1,709
By-product credits per ounce	(8)	—	(8)
Cash Cost, After By-product Credits, per Ounce	$1,701	$—	$1,701
AISC, Before By-product Credits, per Ounce	$1,833	$—	$1,833
By-product credits per ounce	(8)	—	(8)
AISC, After By-product Credits, per Ounce	$1,825	$—	$1,825

In thousands (except per ounce amounts)	Three Months Ended June 30, 2024
	Total Silver	Total Gold and Other	Total
Total cost of sales	$123,259	$70,968	$194,227
Depreciation, depletion and amortization	(26,753)	(27,010)	(53,763)
Treatment costs	8,815	52	8,867
Change in product inventory	7,181	(550)	6,631
Reclamation and other costs	(1,193)	(206)	(1,399)
Exclusion of Other costs	—	(3,628)	(3,628)
Exclusion of Keno Hill cash costs (5)	(24,221)	—	(24,221)
Cash Cost, Before By-product Credits (1)	87,088	39,626	126,714
Reclamation and other costs	968	206	1,174
Sustaining capital	21,463	2,667	24,130
General and administrative	14,740	—	14,740
AISC, Before By-product Credits (1)	124,259	42,499	166,758
By-product credits:
Zinc	(28,579)	—	(28,579)
Gold	(28,844)	—	(28,844)
Lead	(22,284)	—	(22,284)
Silver	—	(183)	(183)
Total By-product credits	(79,707)	(183)	(79,890)
Cash Cost, After By-product Credits	$7,381	$39,443	$46,824
AISC, After By-product Credits	$44,552	$42,316	$86,868
Divided by ounces produced	3,552	23
Cash Cost, Before By-product Credits, per Ounce	$24.52	$1,709
By-product credits per ounce	(22.44)	(8)
Cash Cost, After By-product Credits, per Ounce	$2.08	$1,701
AISC, Before By-product Credits, per Ounce	$34.98	$1,833
By-product credits per ounce	(22.44)	(8)
AISC, After By-product Credits, per Ounce	$12.54	$1,825

In thousands (except per ounce amounts)	Six Months Ended June 30, 2025
	Greens Creek	Lucky Friday	Keno Hill (5)	Corporate (2)	Total Silver
Total cost of sales	$128,559	$86,335	$41,752	$—	$256,646
Depreciation, depletion and amortization	(26,486)	(26,700)	(7,943)	—	(61,129)
Treatment costs	1,142	5,017	—	—	6,159
Change in product inventory	8,333	(614)	—	—	7,719
Reclamation and other costs	(250)	(433)	—	—	(683)
Exclusion of Keno Hill cash costs (5)	—	—	(33,809)	—	(33,809)
Cash Cost, Before By-product Credits (1)	111,298	63,605	—	—	174,903
Reclamation and other costs	1,514	390	—		1,904
Sustaining capital	15,636	31,139	—	2,295	49,070
General and administrative	—	—	—	24,539	24,539
AISC, Before By-product Credits (1)	128,448	95,134	—	26,834	250,416
By-product credits:
Zinc	(46,886)	(14,070)	—	—	(60,956)
Gold	(87,171)	—	—	—	(87,171)
Lead	(12,701)	(28,751)	—	—	(41,452)
Copper	(1,600)	—	—	—	(1,600)
Total By-product credits	(148,358)	(42,821)	—	—	(191,179)
Cash Cost, After By-product Credits	$(37,060)	$20,784	$—	$—	$(16,276)
AISC, After By-product Credits	$(19,910)	$52,313	$—	$26,834	$59,237
Divided by ounces produced	4,426	2,673			7,099
Cash Cost, Before By-product Credits, per Ounce	$25.15	$23.79			$24.64
By-product credits per ounce	(33.52)	(16.02)			(26.93)
Cash Cost, After By-product Credits, per Ounce	$(8.37)	$7.77			$(2.29)
AISC, Before By-product Credits, per Ounce	$29.02	$35.59			$35.28
By-product credits per ounce	(33.52)	(16.02)			(26.93)
AISC, After By-product Credits, per Ounce	$(4.50)	$19.57			$8.35

In thousands (except per ounce amounts)	Six Months Ended June 30, 2025
	Casa Berardi	Other (4)	Total Gold
Total cost of sales	$101,472	$13,720	$115,192
Depreciation, depletion and amortization	(14,415)	—	(14,415)
Treatment costs	89	—	89
Change in product inventory	3,196	—	3,196
Reclamation and other costs	(636)	—	(636)
Exclusion of Other costs	—	(13,720)	(13,720)
Cash Cost, Before By-product Credits (1)	89,706	—	89,706
Reclamation and other costs	636	—	636
Sustaining capital	4,136	—	4,136
AISC, Before By-product Credits (1)	94,478	—	94,478
By-product credits:
Silver	(367)	—	(367)
Total By-product credits	(367)	—	(367)
Cash Cost, After By-product Credits	$89,339	$—	$89,339
AISC, After By-product Credits	$94,111	$—	$94,111
Divided by ounces produced	49	—	49
Cash Cost, Before By-product Credits, per Ounce	$1,845	$—	$1,845
By-product credits per ounce	(8)	—	(8)
Cash Cost, After By-product Credits, per Ounce	$1,837	$—	$1,837
AISC, Before By-product Credits, per Ounce	$1,943	$—	$1,943
By-product credits per ounce	(8)	—	(8)
AISC, After By-product Credits, per Ounce	$1,935	$—	$1,935

In thousands (except per ounce amounts)	Six Months Ended June 30, 2025
	Total Silver	Total Gold and Other	Total
Total cost of sales	$256,646	$115,192	$371,838
Depreciation, depletion and amortization	(61,129)	(14,415)	(75,544)
Treatment costs	6,159	89	6,248
Change in product inventory	7,719	3,196	10,915
Reclamation and other costs	(683)	(636)	(1,319)
Exclusion of Keno Hill cash costs (5)	(33,809)	—	(33,809)
Exclusion of Other costs	—	(13,720)	(13,720)
Cash Cost, Before By-product Credits (1)	174,903	89,706	264,609
Reclamation and other costs	1,904	636	2,540
Sustaining capital	49,070	4,136	53,206
General and administrative	24,539	—	24,539
AISC, Before By-product Credits (1)	250,416	94,478	344,894
By-product credits:
Zinc	(60,956)	—	(60,956)
Gold	(87,171)	—	(87,171)
Lead	(41,452)	—	(41,452)
Copper	(1,600)	—	(1,600)
Silver	—	(367)	(367)
Total By-product credits	(191,179)	(367)	(191,546)
Cash Cost, After By-product Credits	$(16,276)	$89,339	$73,063
AISC, After By-product Credits	$59,237	$94,111	$153,348
Divided by ounces produced	7,099	49
Cash Cost, Before By-product Credits, per Ounce	$24.64	$1,845
By-product credits per ounce	(26.93)	(8)
Cash Cost, After By-product Credits, per Ounce	$(2.29)	$1,837
AISC, Before By-product Credits, per Ounce	$35.28	$1,943
By-product credits per ounce	(26.93)	(8)
AISC, After By-product Credits, per Ounce	$8.35	$1,935

In thousands (except per ounce amounts)	Six Months Ended June 30, 2024
	Greens Creek	Lucky Friday	Keno Hill(5)	Corporate (2)	Total Silver
Total cost of sales	$126,643	$65,042	$39,797	$—	$231,482
Depreciation, depletion and amortization	(25,759)	(18,619)	(8,331)	—	(52,709)
Treatment costs	15,793	5,969	—	—	21,762
Change in product inventory	5,100	496	—	—	5,596
Reclamation and other costs	(1,537)	(413)	—	—	(1,950)
Exclusion of Lucky Friday cash costs (3)	—	(3,634)	—	—	(3,634)
Exclusion of Keno Hill cash costs (5)	—	—	(31,466)	—	(31,466)
Cash Cost, Before By-product Credits (1)	120,240	48,841	—	—	169,081
Reclamation and other costs	1,570	405	—	—	1,975
Sustaining capital	19,327	21,568	—	1,101	41,996
Exclusion of Lucky Friday sustaining costs	—	(5,396)	—	—	(5,396)
General and administrative	—	—	—	25,956	25,956
AISC, Before By-product Credits (1)	141,137	65,418	—	27,057	233,612
By-product credits:
Zinc	(42,079)	(11,491)	—	—	(53,570)
Gold	(55,395)	—	—	—	(55,395)
Lead	(13,799)	(27,187)	—	—	(40,986)
Exclusion of Lucky Friday by-product credits	—	3,943	—	—	3,943
Total By-product credits	(111,273)	(34,735)	—	—	(146,008)
Cash Cost, After By-product Credits	$8,967	$14,106	$—	$—	$23,073
AISC, After By-product Credits	$29,864	$30,683	$—	$27,057	$87,604
Ounces produced	4,722	2,369			7,091
Exclusion of Lucky Friday ounces produced	—	(253)			(253)
Divided by ounces produced	4,722	2,116			6,838
Cash Cost, Before By-product Credits, per Ounce	$25.46	$23.08			$24.73
By-product credits per ounce	(23.56)	(16.41)			(21.35)
Cash Cost, After By-product Credits, per Ounce	$1.90	$6.67			$3.38
AISC, Before By-product Credits, per Ounce	$29.89	$30.91			$34.16
By-product credits per ounce	(23.56)	(16.41)			(21.35)
AISC, After By-product Credits, per Ounce	$6.33	$14.50			$12.81

In thousands (except per ounce amounts)	Six Months Ended June 30, 2024
	Casa Berardi	Other (4)	Total Gold
Total cost of sales	$125,600	$7,513	$133,113
Depreciation, depletion and amortization	(49,961)	—	(49,961)
Treatment costs	76	—	76
Change in product inventory	1,189	—	1,189
Reclamation and other costs	(415)	—	(415)
Exclusion of Other costs	—	(7,513)	(7,513)
Cash Cost, Before By-product Credits (1)	76,489	—	76,489
Reclamation and other costs	415	—	415
Sustaining capital	7,528	—	7,528
AISC, Before By-product Credits (1)	84,432	—	84,432
By-product credits:
Silver	(326)	—	(326)
Total By-product credits	(326)	—	(326)
Cash Cost, After By-product Credits	$76,163	$—	$76,163
AISC, After By-product Credits	$84,106	$—	$84,106
Divided by ounces produced	45	—	45
Cash Cost, Before By-product Credits, per Ounce	$1,692	$—	$1,692
By-product credits per ounce	(7)	—	(7)
Cash Cost, After By-product Credits, per Ounce	$1,685	$—	$1,685
AISC, Before By-product Credits, per Ounce	$1,868	$—	$1,868
By-product credits per ounce	(7)	—	(7)
AISC, After By-product Credits, per Ounce	$1,861	$—	$1,861

In thousands (except per ounce amounts)	Six Months Ended June 30, 2024
	Total Silver	Total Gold	Total
Total cost of sales	$231,482	$133,113	$364,595
Depreciation, depletion and amortization	(52,709)	(49,961)	(102,670)
Treatment costs	21,762	76	21,838
Change in product inventory	5,596	1,189	6,785
Reclamation and other costs	(1,950)	(415)	(2,365)
Exclusion of Lucky Friday cash costs	(3,634)	—	(3,634)
Exclusion of Keno Hill cash costs	(31,466)	—	(31,466)
Exclusion of Other costs	—	(7,513)	(7,513)
Cash Cost, Before By-product Credits (1)	169,081	76,489	245,570
Reclamation and other costs	1,975	415	2,390
Sustaining capital	41,996	7,528	49,524
Exclusion of Lucky Friday sustaining costs	(5,396)	—	(5,396)
General and administrative	25,956	—	25,956
AISC, Before By-product Credits (1)	233,612	84,432	318,044
By-product credits:
Zinc	(53,570)	—	(53,570)
Gold	(55,395)	—	(55,395)
Lead	(40,986)	—	(40,986)
Silver	—	(326)	(326)
Exclusion of Lucky Friday by-product credits	3,943	—	3,943
Total By-product credits	(146,008)	(326)	(146,334)
Cash Cost, After By-product Credits	$23,073	$76,163	$99,236
AISC, After By-product Credits	$87,604	$84,106	$171,710
Ounces produced	$7,091	$45
Exclusion of Lucky Friday ounces produced	$(253)	$—
Divided by ounces produced	6,838	45
Cash Cost, Before By-product Credits, per Ounce	$24.73	$1,692
By-product credits per ounce	(21.35)	(7)
Cash Cost, After By-product Credits, per Ounce	$3.38	$1,685
AISC, Before By-product Credits, per Ounce	$34.16	$1,868
By-product credits per ounce	(21.35)	(7)
AISC, After By-product Credits, per Ounce	$12.81	$1,861

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

(4)
Other includes $6.6 million and $13.7 million of total cost of sales for the three and six months ended June 30, 2025, respectively related to our environmental remediation services business, and $3.6 million and $7.5 million of total cost of sales for the three and six months ended June 30, 2024.

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

At June 30, 2025, we had $296.6 million in cash and cash equivalents, of which $2.9 million was held in foreign subsidiaries' local currency that we anticipate utilizing for near-term operating, exploration or capital costs by those foreign subsidiaries. At June 30, 2025, we had $39.0 million drawn on our $225 million credit facility, and additional $6.7 million used for letters of credit, leaving $179.3 million for additional borrowings. We also have USD cash and cash equivalent balances held by our foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from our U.S. operations are adequate to fund our U.S. operations and corporate activities.

Pursuant to our common stock dividend policy described in Note 12 of Notes to Consolidated Financial Statements in our consolidated financial statements and notes for the year ended December 31, 2024, our Board of Directors declared and paid dividends on our common and preferred stock of $2.5 million and $5.0 million during the three and six months ended June 30, 2025, and $4.0 million and $8.0 million during the three and six months ended June 30, 2024, respectively. Our common stock dividend policy anticipates paying an annual minimum dividend of $0.015 per share. Prior to the first quarter of 2025, our dividend policy previously had an additional silver-linked component which tied the amount of declared common stock dividends to our realized silver price for the preceding quarter.

The declaration and payment of dividends on our common stock is at the sole discretion of our Board of Directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

Pursuant to our stock repurchase program described in Note 12 of Notes to Consolidated Financial Statements in our consolidated financial statements and notes for the year ended December 31, 2024, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of June 30, 2025 and December 31, 2024, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. We have not repurchased any shares since June 2014.

As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited) pursuant to an equity distribution agreement dated February 18, 2021, as of June 30, 2025, there were 7,147,780 remaining shares of our common stock that we may offer and sell from time to time in “at-the-market” offerings. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The equity distribution agreement can be terminated by us at any time. Any sales of shares under that agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. During the six months ended June 30, 2025, we sold 29,008,536 shares under the agreement. Subsequent to June 30, 2025, we sold an additional 6,949,792 shares, leaving 197,988 remaining shares of our common stock that may be sold under the equity distribution agreement.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability under our Credit Agreement, we believe we will be able to meet our obligations and other potential cash requirements during the next 12 months and beyond. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes; principal and interest payments under our Credit Agreement; ramp up and suspension costs; capital expenditures at our operations; potential acquisitions of other mining companies or properties; regulatory matters; litigation; potential repurchases of our common stock under the program described above; and payment of dividends on common stock, if declared by our Board of Directors. The IQ Notes were fully repaid on July 9, 2025, and on August 1, 2025, we issued a notice of redemption for a portion of our Senior Notes. See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

We currently estimate a range of approximately $222 to $242 million (before any lease financing) will be invested in 2025 on capital expenditures, primarily for equipment, infrastructure, and development at our mines, including $112.1 million already incurred as of June 30, 2025. We also estimate exploration and pre-development expenditures will total approximately $28.0 million in 2025, including $13.3 million already incurred as of June 30, 2025. Our expenditures for these items and our related plans for 2025 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility (which requires compliance with certain financial and other covenants), and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, poor results of our operating units, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We may also pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

Our liquid assets include (in millions):

	June 30, 2025	December 31, 2024
Cash and cash equivalents held in U.S. dollars	$293.7	$24.5
Cash and cash equivalents held in foreign currency	2.9	2.4
Total cash and cash equivalents	296.6	26.9
Marketable equity securities - non-current	43.4	33.2
Total cash, cash equivalents and investments	$340.0	$60.1

Cash and cash equivalents increased by $269.7 million in the first six months of 2025. Cash held in foreign currencies represents balances in Canadian dollars and Mexican Pesos. The value of non-current marketable equity securities increased by $10.2 million.

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash provided by operating activities (in millions)	$197.5	$95.8

Cash provided by operating activities for the six months ended June 30, 2025, of $197.5 million represents a $101.7 million increase compared to the $95.8 million of cash provided by operations during the same period of 2024. $62.8 million of the variance was attributable to higher income adjusted for non-cash items, reflecting higher net income driven by higher revenues, partly offset by lower non-cash depreciation, depletion and amortization expense, and a working capital improvement of $39.0 million primarily driven by lower accounts receivable and inventory, in addition to an accounts payable build.

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash used in investing activities (in millions)	$(108.3)	$(96.8)

During the six months ended June 30, 2025, we invested $112.1 million in capital expenditures, an increase of $14.1 million compared to the same period in 2024. Cash used in investing activities of $108.3 million includes $3.7 million of proceeds received from the sale of investments.

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash provided by financing activities (in millions)	$180.0	$(79.6)

During the six months ended June 30, 2025, we had net borrowings of $16.0 million on our revolving credit facility resulting in $39.0 million outstanding at an interest rate of 6.7% on June 30, 2025. In addition, during the six months ended June 30, 2025 and 2024:

•
we paid cash dividends on our common and preferred stock totaling $5.0 million and $8.0 million , respectively;
•
we made repayments on our finance leases of $4.2 million and$5.5 million, respectively; and
•
we issued stock under our ATM program described above for net proceeds of $174.1 million and $1.1 million, respectively.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, IQ Notes, credit facility, outstanding purchase orders (including certain capital expenditures) and lease arrangements as of June 30, 2025 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$37,922	$—	$—	$—	$37,922
Credit facility(2)	1,422	2,690	39,074	—	43,186
Finance lease commitments (3)	9,061	8,357	2,318	—	19,736
Operating lease commitments (4)	2,566	2,505	2,162	4,798	12,031
Senior Notes (5)	34,438	531,138	—	—	565,576
IQ Notes (6)	36,511	—	—	—	36,511
Total contractual cash obligations	$121,920	$544,690	$43,554	$4,798	$714,962

(1)
Consists of open purchase orders and commitments of approximately $12.3 million, $5.9 million, $4.8 million, $10.4 million and $4.5 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, Casa Berardi and Other Operations, respectively.

(2)
The Credit Agreement provides for a $225 million revolving credit facility. We had net draws of $39.0 million and $6.7 million in letters of credit outstanding as of June 30, 2025. The amounts in the table above assume no additional amounts will be drawn in future periods, and include only the standby fee on the current undrawn balance and accrued interest. For more information on our credit facility, see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)
Includes scheduled finance lease payments of $1.8 million, $3.4 million, $9.3 million, and $3.2 million for equipment at Greens Creek, Lucky Friday, Casa Berardi, and Keno Hill, respectively.

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

(5)
On February 19, 2020, we completed an offering of $475 million in aggregate principal amount of our Senior Notes due February 15, 2028. The Senior Notes bear interest at a rate of 7.25% per year, with interest payable on February 15 and August 15 of each year. On August 1, 2025, we issued a notice of redemption for a portion of our Senior Notes. See Notes 7 and 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

(6)
On July 9, 2020, we entered into a note purchase agreement pursuant to which we issued our IQ Notes for CAD $50 million (approximately USD $36.8 million at the time of the transaction) in aggregate principal amount. The IQ Notes bear interest on amounts outstanding at a rate of 6.515% per year, payable on January 9 and July 9 of each year. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The IQ Notes were fully repaid on July 9, 2025.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters. At June 30, 2025, our liabilities for these matters totaled $128.2 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Critical Accounting Estimates

There have been no significant changes to the critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K.

Off-Balance Sheet Arrangements

At June 30, 2025, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of June 30, 2025
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$282,590	$13,489	$486	$—	$296,565
Other current assets	53,252	140,572	24,471	—	218,295
Properties, plants, equipment and mineral interests, net	603	2,705,732	8,104	—	2,714,439
Intercompany receivable (payable)	(367,109)	(730,040)	612,706	484,443	—
Investments in subsidiaries	2,386,402	(52)	—	(2,386,350)	—
Other non-current assets	529,653	21,016	29,002	(499,615)	80,056
Total assets	$2,885,391	$2,150,717	$674,769	$(2,401,522)	$3,309,355
Liabilities and Stockholders' Equity
Current liabilities	$8,755	$165,375	$36,097	$(17,265)	$192,962
Long-term debt	511,829	9,739	—	—	521,568
Non-current portion of accrued reclamation	—	117,839	1,487	—	119,326
Non-current deferred tax liability	54,772	98,202	—	2,147	155,121
Other non-current liabilities	—	10,345	—	—	10,345
Stockholders' equity	2,310,035	1,749,217	637,185	(2,386,404)	2,310,033
Total liabilities and stockholders' equity	$2,885,391	$2,150,717	$674,769	$(2,401,522)	$3,309,355

	As of December 31, 2024
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$14,755	$11,624	$489	$—	$26,868
Other current assets	37,143	125,698	24,443	—	$187,284
Properties, plants, equipment and mineral interests - net	603	2,685,407	8,109	—	$2,694,119
Intercompany receivable (payable)	(437,765)	(650,923)	594,307	494,381	$—
Investments in subsidiaries	2,451,783	(52)	—	(2,451,731)	$—
Other non-current assets	502,802	21,686	28,775	(480,474)	$72,789
Total assets	$2,569,321	$2,193,440	$656,123	$(2,437,824)	$2,981,060
Liabilities and Stockholders' Equity
Current liabilities	$41,612	$156,652	$24,099	$(24,525)	$197,838
Long-term debt	464,075	6,406	(37)	38,483	$508,927
Non-current portion of accrued reclamation	—	109,650	1,512	—	$111,162
Non-current deferred tax liability	24,122	86,141	3	—	$110,266
Other non-current liabilities	—	13,353	—	—	$13,353
Stockholders' equity	2,039,512	1,821,238	630,546	(2,451,782)	$2,039,514
Total liabilities and stockholders' equity	$2,569,321	$2,193,440	$656,123	$(2,437,824)	$2,981,060

Unaudited Interim Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2025
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(1,266)	$566,632	$—	$—	$565,366
Cost of sales	(2,832)	(293,462)	—	—	(296,294)
Depreciation, depletion, amortization	—	(75,544)	—	—	(75,544)
General and administrative	(9,341)	(14,100)	(1,098)	—	(24,539)
Exploration and pre-development	(200)	(12,295)	(815)	—	(13,310)
Equity in earnings of subsidiaries	68,572	—	—	(68,572)	—
Other income (expense)	62,768	(51,156)	(4,997)	(27,011)	(20,396)
Income before income and mining taxes	117,701	120,075	(6,910)	(95,583)	135,283
Benefit (provision) from income taxes	(31,124)	(42,509)	(2,084)	27,011	(48,706)
Net income	86,577	77,566	(8,994)	(68,572)	86,577
Preferred stock dividends	(276)	—	—	—	(276)
Income applicable to common stockholders	$86,301	$77,566	$(8,994)	$(68,572)	$86,301
Net income	86,577	77,566	(8,994)	(68,572)	86,577
Changes in comprehensive income	5,687	—	—	—	5,687
Comprehensive income	$92,264	$77,566	$(8,994)	$(68,572)	$92,264

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risks and risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at June 30, 2025, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Part I, Item 1A. – Risk Factors of our 2024 Form 10-K).

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

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer. Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our 2024 Form 10-K). At June 30, 2025, metals contained in concentrate sales and exposed to future price changes totaled 0.9 million ounces of silver, 750 ounces of gold, 9,475 tons of zinc and 4,825 tons of lead. If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $7.3 million. As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc, lead and copper sales.

Commodity-Price Risk Management

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for a description of our commodity-price risk management program.

Foreign Currency Risk Management

We operate and have mining interests in Canada, which exposes us to risks associated with fluctuations in the exchange rates between the USD and the CAD. We determined the functional currency for our Canadian operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD to USD are recorded to earnings each period. For the three and six months ended June 30, 2025, we recognized a net foreign exchange loss of $3.5 million and $3.9 million, compared to a net foreign exchange gain of $2.7 million and $6.7 million for the three and six months ended June 30, 2024. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at June 30, 2025 would have resulted in a change of approximately $7.2 million in our net foreign exchange gain or loss. We do not hedge the remeasurement of monetary assets and liabilities. We do hedge some of our operating and capital costs denominated in CAD.

See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for a description of our foreign currency risk management program.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of June 30, 2025, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There remains risk and uncertainty to our business and the global economy surrounding tariffs imposed by the Trump Administration and possible reciprocal tariffs announced by other countries. On July 6, 2025, Treasury Secretary Scott Bessent announced that countries that have not reached trade deals with the United States by August 1 will no longer be subject to a pause of the country-specific tariff rates previously announced on April 2. In addition, on July 7, the administration sent letters setting country-specific tariff rates for several countries with whom the U.S. has not reached trade deals, including Japan and South Korea, with tariffs set for each at 25% on all goods effective August 1. On July 22 and July 31, Japan and South Korea, respectively, reached trade deals with the United States, reducing their export tariff rates to 15%. To date, neither nation has reciprocated with tariffs that impact our products sold therein.

Currently, we sell our products into Japan and South Korea, as well as Canada, and we have recently had sales into China. We have very little sales in the United States. As of the date of this report, neither Japan nor South Korea have announced plans to implement reciprocal tariffs on U.S. imports in response to the U.S.-announced tariffs. While the impacts of tariffs on us to date have been immaterial to the sales of our products, reciprocal tariffs could make it more expensive for us to export our products to affected countries, including Japan and South Korea. This creates risk for us that customers in those or other tariff-impacted countries will seek to renegotiate existing agreements with us, seek to shift some or all of their increased costs to us in future agreements, break or terminate agreements with us if they are deemed uneconomic to the customer, or take other actions, any of which alone or in combination could materially adversely impact our business, financial condition, and results of operations. Further, any materials that we import to the U.S. from countries subject to tariffs could become more expensive if subject to a tariff, which could also have a material adverse impact on our business, financial condition, and results of operations.

In addition to possible impacts directly on our business, tariffs or other trade obstacles could have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade. Any of these factors could depress economic activity, impact U.S. dollar/foreign currency exchange rates, restrict our access to customers and have a material adverse effect on our business, financial condition and results of operations.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this Quarterly Report.

Item 5. Other Information

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – June 30, 2025

Index to Exhibits

Exhibit Number	Description
3.1

Restated Certificate of Incorporation of Hecla Mining Company. Filed as exhibit 3.1 to Registrant’s Current Report on form 8-K filed on May 22, 2025 (File No. 1-08491) and incorporated herein by reference.

10.1

Form of Indemnification Agreement dated May 21, 2025, between Registrant and Dean Gehring. Identical Indemnification Agreements were entered into between the Registrant and Charles B. Stanley on May 4, 2007, David C. Sienko on January 29, 2010, Robert D. Brown on January 4, 2016, Stephen F. Ralbovsky and George R. Johnson on March 1, 2016, Catherine J. Boggs on January 1, 2017, Alice Wong on February 26, 2021, Michael L. Clary on March 1, 2020, Russell D. Lawlar on March 1, 2021, Kurt Allen on July 1, 2021, Carlos Aguiar on August 16, 2023, Mark P. Board on February 22, 2024, Jill Satre on October 16, 2024, Rob Krcmarov on November 7, 2024, and Patrick Malone on April 7, 2025. Filed as exhibit 10.7 to Registrant’s Form 10-K for the year ended December 31, 2024 (File No. 1-8491) and incorporated herein by reference. (1)

10.2	Hecla Mining Company 2010 Stock Incentive Plan – Notice of Award of Restricted Stock Units, as amended and effective June 6, 2025. (1)*
10.3	Hecla Mining Company 2010 Stock Incentive Plan – Notice of Award of Performance-based Stock Units, as amended and effective June 6, 2025. (1)*
10.4

Form of Change in Control and Severance Agreement dated June 5, 2025, between Registrant and each of Kurt Allen, Carlos Aguiar, Michael Clary, and Robert Brown. Identical Change in Control and Severance Agreements entered into between the Registrant and Rob Krcmarov on November 7, 2024 and between the Registrant and each of Russell Lawlar and David Sienko on June 20, 2025. Filed as exhibit 10.3 to Registrant’s Current Report on Form 8-K on November 4, 2024 (File No. 1-8491) and incorporated herein by reference. (1)

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

HECLA MINING COMPANY
(Registrant)

Date:	August 6, 2025	By:	/s/ Rob Krcmarov
Rob Krcmarov, President and Chief Executive Officer,
Director

Date:	August 6, 2025	By:	/s/ Russell D. Lawlar
Russell D. Lawlar, Senior Vice President,
Chief Financial Officer