Form 10-Q
period 2025-09-30
HECLA MINING CO/DE/
filed 2025-11-05
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding November 3, 2025
Common stock, par value $0.25 par value per share	670,098,670

Hecla Mining Company

Form 10-Q

For the Quarter Ended September 30, 2025

INDEX*

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Sales	$409,542	$245,085	$974,908	$680,270
Cost of sales and other direct production costs	180,451	144,855	476,745	406,780
Depreciation, depletion and amortization	48,624	40,944	124,168	143,614
Total cost of sales	229,075	185,799	600,913	550,394
Gross profit	180,467	59,286	373,995	129,876
Other operating expenses:
General and administrative	13,872	10,401	38,411	36,357
Exploration and pre-development	9,554	10,553	22,864	21,577
Ramp-up and suspension costs	3,257	13,679	10,728	33,740
Provision for closed operations and environmental matters	1,268	1,542	2,902	3,681
Other operating expense (income), net	3,871	636	4,334	(33,618)
Total other operating expenses	31,822	36,811	79,239	61,737
Income from operations	148,645	22,475	294,756	68,139
Other income (expense):
Interest expense	(13,405)	(10,901)	(36,055)	(36,050)
Fair value adjustments, net	17,625	3,654	30,867	6,804
Net foreign exchange gain (loss)	305	(3,246)	(3,568)	3,409
Other income	2,433	1,229	4,886	3,921
Total other income (expense)	6,958	(9,264)	(3,870)	(21,916)
Income before income and mining taxes	155,603	13,211	290,886	46,223
Income and mining tax provision	(54,877)	(11,450)	(103,583)	(22,345)
Net income	100,726	1,761	187,303	23,878
Preferred stock dividends	(138)	(138)	(414)	(414)
Net income applicable to common stockholders	$100,588	$1,623	$186,889	$23,464
Comprehensive income:
Net income	$100,726	$1,761	$187,303	$23,878
Change in fair value of derivative contracts designated as hedge transactions - inclusive of tax	(4,397)	3,171	1,290	(8,720)
Comprehensive income	$96,329	$4,932	$188,593	$15,158
Basic income per common share after preferred dividends	$0.15	$—	$0.29	$0.04
Diluted income per common share after preferred dividends	$0.15	$—	$0.29	$0.04
Weighted average number of common shares outstanding - basic	669,194	621,921	646,312	618,419
Weighted average number of common shares outstanding - diluted	671,938	625,739	649,533	621,792

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Operating activities:
Net income	$187,303	$23,878
Non-cash elements included in net income:
Depreciation, depletion and amortization	126,463	149,265
Inventory adjustments	2,421	10,074
Fair value adjustments, net	(30,867)	(6,804)
Provision for reclamation and closure costs	5,801	5,428
Stock-based compensation	7,562	6,401
Deferred income taxes	84,011	14,261
Net foreign exchange loss (gain)	3,568	(3,409)
Other non-cash items, net	2,980	14,609
Change in assets and liabilities:
Accounts receivable	(71,427)	(24,199)
Inventories	(9,048)	(27,375)
Other current and non-current assets	21,693	353
Accounts payable, accrued and other current liabilities	(4,336)	(6,991)
Accrued payroll and related benefits	11,201	6,592
Accrued taxes	11,630	1,069
Accrued reclamation and closure costs and other non-current liabilities	(3,372)	(12,345)
Net cash provided by operating activities	345,583	150,807
Investing activities:
Additions to property, plants, equipment and mine development	(170,043)	(153,708)
Proceeds from investment sales	3,696	—
Proceeds from asset dispositions	714	1,473
Investment purchases	—	(73)
Net cash used in investing activities	(165,633)	(152,308)
Financing activities:
Proceeds from sale of common stock, net	216,225	58,368
Acquisition of treasury stock	(885)	(1,197)
Borrowing of debt	153,000	150,000
Repayment of debt	(427,245)	(265,000)
Dividends paid to common and preferred stockholders	(7,676)	(16,691)
Repayments of finance leases and other	(6,643)	(7,841)
Net cash used in financing activities	(73,224)	(82,361)
Effect of exchange rates on cash	311	(220)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	107,037	(84,082)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	28,045	107,539
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$135,082	$23,457
Reconciliation of cash and cash equivalents and restricted cash and cash equivalents above
Cash and cash equivalents	$133,910	$22,273
Non-current restricted cash and cash equivalents	$1,172	$1,184
Total cash and cash equivalents and restricted cash and cash equivalents as reported on the consolidated cash flow statement	$135,082	$23,457
Supplemental disclosure of cash flow information:
Cash paid for interest	$43,238	$44,424
Cash paid for income and mining taxes, net	$7,419	$5,730
Significant non-cash investing and financing activities:
Addition of finance lease obligations and right-of-use assets	$630	$—
Common stock issued as incentive compensation	$2,503	$4,425
Common stock issued to directors	$1,034	$770
Common stock issued to interim CEO	$—	$182
Common stock issued for 401(k) match	$3,808	$3,714

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$133,910	$26,868
Accounts receivable:
Trade	102,702	31,515
Other, net	20,568	17,538
Inventories:
Product inventories	40,404	34,962
Materials and supplies	74,532	69,974
Other current assets	15,391	33,295
Total current assets	387,507	214,152
Investments	67,448	33,897
Restricted cash and cash equivalents	1,172	1,177
Property, plants, equipment and mine development, net	2,732,999	2,694,119
Operating lease right-of-use assets	8,706	7,544
Other non-current assets	24,010	30,171
Total assets	$3,221,842	$2,981,060
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$99,475	$88,957
Accrued payroll and related benefits	27,932	22,834
Accrued taxes	17,889	6,312
Current debt	—	33,617
Finance leases	7,908	8,169
Accrued reclamation and closure costs	13,085	13,748
Accrued interest	2,911	14,316
Other current liabilities	10,770	9,885
Total current liabilities	179,970	197,838
Accrued reclamation and closure costs	114,723	111,162
Long-term debt including finance leases	269,838	508,927
Deferred tax liabilities	196,518	110,266
Other non-current liabilities	11,149	13,353
Total liabilities	772,198	941,546
Commitments and contingencies (Notes 4, 7, 8, and 11)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,756 shares issued and outstanding, liquidation preference — $7,889	39	39
Common stock, $0.25 par value, authorized 1,250,000,000 shares; issued September 30, 2025 — 679,001,377 shares and December 31, 2024 — 640,547,918 shares	169,661	160,052
Capital surplus	2,638,638	2,418,149
Accumulated deficit	(313,902)	(493,529)
Accumulated other comprehensive loss, net	(8,976)	(10,266)
Less treasury stock, at cost; September 30, 2025 — 8,768,372 and December 31, 2024 — 8,813,127 shares issued and held in treasury	(35,816)	(34,931)
Total stockholders’ equity	2,449,644	2,039,514
Total liabilities and stockholders’ equity	$3,221,842	$2,981,060

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars are in thousands, except for share and per share amounts)

	Three Months Ended September 30, 2025
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, July 1, 2025	$39	$167,872	$2,594,492	$(411,975)	$(4,579)	$(35,816)	$2,310,033
Net income	—	—	—	100,726	—	—	100,726
Stock-based compensation expense	—		2,639	—	—	—	2,639
Stock-based compensation distributed (2,257 shares)	—	—	—	—	—	—	—
Common stock issued for 401(k) match (206,031 shares)	—	51	1,152	—	—	—	1,203
Common stock ($0.00375 per share) and Series B Preferred stock ($0.875 per share) dividends declared	—	—	—	(2,653)	—	—	(2,653)
Common stock issued under ATM program (6,950,792 shares), net	—	1,738	40,355	—	—	—	42,093
Other comprehensive loss	—	—	—	—	(4,397)	—	(4,397)
Balances, September 30, 2025	$39	$169,661	$2,638,638	$(313,902)	$(8,976)	$(35,816)	$2,449,644

	Three Months Ended September 30, 2024
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, net	Treasury Stock	Total
Balances, July 1, 2024	$39	$156,745	$2,354,004	$(489,738)	$(6,054)	$(34,931)	$1,980,065
Net income	—	—	—	1,761	—	—	1,761
Stock-based compensation expense	—	—	2,128	—	—	—	2,128
Stock-based compensation distributed (357,723 shares)	—	89	981	—	—	—	1,070
Common stock issued as compensation to interim CEO (20,840 shares)	—	5	122	—	—	—	127
Common stock ($0.01375 per share) and Series B Preferred stock ($0.875 per share) dividends declared	—	—	—	(8,697)	—	—	(8,697)
Common stock issued under ATM program (9,090,726 shares), net	—	2,273	54,992	—	—	—	57,265
Common stock issued for 401(k) match (291,794 shares)	—	73	1,319	—	—	—	1,392
Other comprehensive income	—	—	—	—	3,171	—	3,171
Balances, September 30, 2024	$39	$159,185	$2,413,546	$(496,674)	$(2,883)	$(34,931)	$2,038,282

	Nine Months Ended September 30, 2025
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, net	Treasury Stock	Total
Balances, January 1, 2025	$39	$160,052	$2,418,149	$(493,529)	$(10,266)	$(34,931)	$2,039,514
Net income	—	—	—	187,303	—	—	187,303
Stock-based compensation expense	—	—	6,528	—	—	—	6,528
Stock-based compensation distributed (1,148,767 shares)	—	287	(287)	—	—	(885)	(885)
Stock issued for incentive compensation (477,775 shares)	—	119	2,384	—	—	—	2,503
Common stock issued to directors (179,836 shares)	—	41	993	—	—	—	1,034
Common stock ($0.0075 per share) and Series B Preferred stock ($1.75 per share) dividends declared	—	—	—	(7,676)	—	—	(7,676)
Common stock issued under ATM program (35,959,328 shares), net	—	8,990	207,235	—	—	—	216,225
Common stock issued for 401(k) match (688,753 shares)	—	172	3,636	—	—	—	3,808
Other comprehensive income	—	—	—	—	1,290		1,290
Balances, September 30, 2025	$39	$169,661	$2,638,638	$(313,902)	$(8,976)	$(35,816)	$2,449,644

	Nine Months Ended September 30, 2024
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, net	Treasury Stock	Total
Balances, January 1, 2024	$39	$156,076	$2,343,747	$(503,861)	$5,837	$(33,734)	$1,968,104
Net income	—	—	—	23,878	—	—	23,878
Stock-based compensation expense	—	—	5,449	—	—	—	5,449
Stock-based compensation distributed (1,092,540 shares)	—	273	(273)	—	—	(144)	(144)
Stock issued for incentive compensation (754,191 shares)	—	189	3,166	—	—	(1,053)	2,302
Stock issued for deferred compensation (287,928 shares)	—	72	998	—	—	—	1,070
Common stock issued as compensation to interim CEO (31,671 shares)	—	8	174	—	—	—	182
Common stock issued to directors (145,687 shares)	—	37	733	—	—	—	770
Common stock ($0.0125 per share) and Series B Preferred stock ($1.75 per share) dividends declared	—	—	—	(16,691)	—	—	(16,691)
Common stock issued under ATM program (9,339,287 shares), net	—	2,335	56,033	—	—	—	58,368
Common stock issued for 401(k) match (780,218 shares)	—	195	3,519	—	—	—	3,714
Other comprehensive loss	—	—	—	—	(8,720)	—	(8,720)
Balances, September 30, 2024	$39	$159,185	$2,413,546	$(496,674)	$(2,883)	$(34,931)	$2,038,282

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1. Basis of Preparation of Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Hecla Mining Company and its subsidiaries (collectively, “Hecla,” “the Company,” “we,” “our,” or “us,” except where the context requires otherwise) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required annually by accounting principles generally accepted in the United States of America (“GAAP”). Therefore, this information should be read in conjunction with the Company’s consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K). The consolidated December 31, 2024 balance sheet data was derived from our audited consolidated financial statements. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

The tables below present information about our reportable segments for the three and nine months ended September 30, 2025 and 2024 (in thousands):

Three months ended September 30, 2025	Greens Creek	Lucky Friday	Keno Hill	Casa Berardi	Other	Total

Metal sales	$178,064	$74,192	$47,551	$93,544	$—	$393,351
Environmental remediation services	—	—	—	—	16,191	16,191
Intersegment sales	—	—	1,928	—	—	1,928
Reconciliation of sales	178,064	74,192	49,479	93,544	16,191	411,470
Elimination of intersegment sales	—	—	(1,928)	—	—	(1,928)
Total consolidated sales						409,542
Cost of sales and other direct production costs
Salaries, wages and other benefits	19,392	16,586	7,377	12,988	177	56,520
Contractors	2,951	3,669	3,781	7,241	15,665	33,307
Materials and consumables	27,430	11,398	5,913	13,444	337	58,522
Product inventory change	5,106	(1,127)	8,057	4,293	—	16,329
Other direct production costs	10,550	644	(1,985)	6,560	4	15,773
Depreciation, depletion and amortization	16,229	13,471	8,028	10,896	—	48,624
Gross profit	$96,406	$29,551	$16,380	$38,122	$8	$180,467
Other operating expenses (a)						31,822
Income from operations						148,645

Other Expense:
Interest expense						(13,405)
Fair value adjustments, net						17,625
Foreign exchange gain, net						305
Other income						2,433
Income before income and mining taxes						$155,603

Capital additions	$12,179	$16,865	$14,747	$13,480	$634	$57,905

(a) Other operating expense items include general and administrative, exploration and pre-development, ramp-up and suspension costs, provision for closed operations and environmental matters, and other operating (income) expense, net.

Three months ended September 30, 2024	Greens Creek	Lucky Friday	Keno Hill	Casa Berardi	Other	Total

Metal sales	$116,568	$51,072	$19,809	$50,308	$—	$237,757
Environmental remediation services	—	—	—	—	7,328	7,328
Intersegment sales	—	—	1,495	—	—	1,495
Reconciliation of sales	116,568	51,072	21,304	50,308	7,328	246,580
Elimination of intersegment sales	—	—	(1,495)	—	—	(1,495)
Total consolidated sales						245,085
Cost of sales and other direct production costs
Salaries, wages and employee benefits	18,098	14,218	7,567	12,485	51	52,419
Contractors	1,423	3,988	6,540	4,127	6,645	22,723
Materials and consumables	21,101	10,411	6,472	10,846	55	48,885
Product inventory change	8,125	(126)	(293)	(2,176)	—	5,530
Other direct production costs	10,901	120	5,285	8,901	78	25,285
Transfer to ramp-up and suspension costs(a)	—	(7)	(9,980)	—	—	(9,987)
Depreciation, depletion and amortization	13,948	10,681	4,218	12,097	—	40,944
Gross profit	$42,972	$11,787	$—	$4,028	$499	$59,286
Other operating expenses (b)						36,811
Income from operations						22,475

Other Expense:
Interest expense						(10,901)
Fair value adjustments, net						3,654
Foreign exchange loss, net						(3,246)
Other income						1,229
Income before income and mining taxes						$13,211

Capital additions	$11,466	$11,178	$14,406	$18,606	$43	$55,699

(a) Total cost of sales in excess of sales value are transferred to ramp-up and suspension costs.

(b) Other operating expense items include general and administrative, exploration and pre-development, ramp-up and suspension costs, provision for closed operations and environmental matters, and other operating (income) expense, net.

Nine months ended September 30, 2025	Greens Creek	Lucky Friday	Keno Hill	Casa Berardi	Other	Total

Metal sales	$418,209	$201,659	$90,581	$234,584	$—	$945,033
Environmental remediation services	—	—	—	—	29,875	29,875
Intersegment sales	—	—	4,115	—	—	4,115
Reconciliation of sales	418,209	201,659	94,696	234,584	29,875	979,023
Elimination of intersegment sales	—	—	(4,115)	—	—	(4,115)
Total consolidated sales						974,908
Cost of sales and other direct production costs
Salaries, wages and other benefits	55,926	45,921	21,058	38,342	373	161,620
Contractors	5,413	11,360	11,218	29,355	29,015	86,361
Materials and consumables	78,495	33,720	19,957	42,745	511	175,428
Product inventory change	(3,227)	(421)	2,063	1,097	—	(488)
Other direct production costs	30,895	225	2,656	20,044	4	53,824
Depreciation, depletion and amortization	42,715	40,171	15,971	25,311	—	124,168
Gross profit (loss)	$207,992	$70,683	$17,658	$77,690	$(28)	$373,995
Other operating expenses (a)						79,239
Income from operations						294,756

Other Expense:
Interest expense						(36,055)
Fair value adjustments, net						30,867
Foreign exchange loss, net						(3,568)
Other income						4,886
Income before income and mining taxes						$290,886

Capital additions	$31,335	$48,253	$42,228	$45,104	$3,123	$170,043

(a) Other operating expense items include general and administrative, exploration and pre-development, provision for closed operations and environmental matters, ramp-up and suspension costs and other operating (income) expense, net.

Nine months ended September 30, 2024	Greens Creek	Lucky Friday	Keno Hill	Casa Berardi	Other	Total

Metal sales	$309,537	$145,483	$59,606	$150,515	$—	$665,141
Environmental remediation services	—	—	—	—	$15,129	15,129
Intersegment sales	—	—	2,956	—	—	2,956
Reconciliation of sales	309,537	145,483	62,562	150,515	15,129	683,226
Elimination of intersegment sales	—	—	(2,956)	—	—	(2,956)
Total consolidated sales						680,270
Cost of sales and other direct production costs
Salaries, wages and employee benefits	53,080	38,955	22,134	37,836	161	152,166
Contractors	4,854	9,947	17,249	16,177	13,407	61,634
Materials and consumables	68,019	29,314	21,297	38,573	579	157,782
Product inventory change	3,025	(2,008)	(4,946)	(3,365)	—	(7,294)
Other direct production costs	31,555	1,027	11,737	20,601	193	65,113
Transfer to ramp-up and suspension costs(a)	—	(2,207)	(20,414)	—	—	(22,621)
Depreciation, depletion and amortization	39,707	29,300	12,549	62,058	—	143,614
Gross profit (loss)	$109,297	$41,155	$—	$(21,365)	$789	$129,876
Other operating expenses (b)						61,737
Income from operations						68,139

Other Expense:
Interest expense						(36,050)
Fair value adjustments, net						6,804
Foreign exchange gain, net						3,409
Other income						3,921
Income before income and mining taxes						$46,223

Capital additions	$31,997	$36,984	$39,285	$44,298	$1,144	$153,708

(a) Total cost of sales in excess of sales value are transferred to ramp-up and suspension costs.

(b) Other operating expense items include general and administrative, exploration and pre-development, ramp-up and suspension costs, provision for closed operations and environmental matters, write down of property, plant and equipment and other operating (income) expense, net.

Other sales for the three and nine months ended September 30, 2025 and 2024 is solely comprised of revenue from our environmental remediation services subsidiary in the Yukon. During the three and nine months ended September 30, 2025, Keno Hill sold $1.9 million (2024: $1.5 million) and $4.1 million (2024: $3.0 million) of precious metals concentrate to Greens Creek which is eliminated upon consolidation.

For the three and nine months ended September 30, 2024, recorded within other operating (income) expense, net in our Condensed Consolidated Statements of Operations and Comprehensive Income are $14.8 and $50.0 million, respectively, of business interruption and property damage insurance proceeds received during the respective period related to the fire which suspended Lucky Friday's operations from August 2023 through January 8, 2024. Also recorded within other operating (income) expense, net, the Company wrote down $14.5 million of property, plant and mine development which had no salvage value, of which $13.9 million related to Lucky Friday's remote vein miner machine.

Sales by metal for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Silver	$190,050	$109,756	$430,864	$308,681
Gold	144,017	79,239	354,926	229,123
Lead	24,379	21,591	67,961	65,002
Zinc	37,422	37,281	101,685	94,741
Copper	880	409	2,250	409
Less: Smelter and refining charges	(3,397)	(10,519)	(12,653)	(32,815)
Total metal sales	393,351	237,757	945,033	665,141
Environmental remediation services	16,191	7,328	29,875	15,129
Total sales	$409,542	$245,085	$974,908	$680,270

Sales of metals for the three and nine months ended September 30, 2025 include net losses of $8.5 million (2024: $0.6 million net gain) and $9.8 million (2024: $8.8 million net loss), respectively, on financially-settled forward contracts for silver, gold, lead and zinc on such contracts. See Note 8 for more information.

The following table presents total assets by reportable segment as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Total assets:
Greens Creek	$580,967	$564,334
Lucky Friday	641,202	587,945
Keno Hill	447,999	413,982
Casa Berardi	712,177	687,080
Other	839,497	727,719
	$3,221,842	$2,981,060

Note 3. Income and Mining Taxes

Major components of our income and mining tax for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Current:
Domestic	$(5,414)	$(1,871)	$(10,742)	$(4,824)
Foreign	(4,961)	(1,006)	(8,830)	(3,260)
Total current income and mining tax provision	(10,375)	(2,877)	(19,572)	(8,084)
Deferred:
Domestic	(32,747)	(9,532)	(63,759)	(26,155)
Foreign	(11,755)	959	(20,252)	11,894
Total deferred income and mining tax provision	(44,502)	(8,573)	(84,011)	(14,261)
Total income and mining tax provision	$(54,877)	$(11,450)	$(103,583)	$(22,345)

The income and mining tax provision for the three and nine months ended September 30, 2025 and 2024 varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax income or loss due primarily to the impact of taxation in foreign jurisdictions, domestic and foreign mining taxes, percentage depletion, non-recognition of net operating losses and the tax effect of Global Intangible Low-Taxed Income and subpart F income inclusion.

For the three and nine months ended September 30, 2025, we used the annual effective tax rate method to calculate the tax provision. Valuation allowances on Nevada, Mexico and certain Canadian net operating losses were treated as discrete adjustments to the tax provision.

We file income tax returns in U.S. federal and state jurisdictions. Our Canadian subsidiaries file income tax returns in Canada and the provinces of British Columbia and Quebec. One of our Canadian subsidiaries is currently being audited by the Canadian Revenue Agency for the 2022 and 2023 years. We do not believe there will be an adjustment that will have a material impact on our financial statements.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA permanently extends multiple tax provisions of the 2017 Tax Cuts and Jobs Act, as well as repeals, modifies and introduces various other tax provisions including, but not limited to federal bonus depreciation and current deductions for domestic research and development expenditures. We do not anticipate the OBBBA will have a material impact to the Company's consolidated financial statements. We continue to evaluate the impact the OBBBA may have on the Company as the legislation has various future effective dates.

Pillar Two is a global tax framework that establishes a 15% minimum effective tax rate and was developed by the Organization for Economic Co-operation and Development (“OECD”). In 2024, Canada enacted its Global Minimum Tax Act (“GMTA”) which implements Pillar Two. Due to our worldwide projected revenue for the year ended 2025 we anticipate we will fall within the scope of Pillar Two rules beginning on January 1, 2026. We primarily operates in jurisdictions with a tax rate exceeding 15% and does not anticipate a material impact on its financial statements. We will continue to monitor developments and evaluate the potential impact of Pillar Two in future periods.

Note 4. Employee Benefit Plans

We sponsor defined benefit pension plans covering all non-hourly U.S. employees hired prior to July 2024 and our hourly workers at the Lucky Friday mine, as well as a Supplemental Excess Retirement Plan covering certain eligible employees.

Net periodic pension cost (benefit) for the plans consisted of the following for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost	$1,068	$914	$3,204	$2,744
Interest cost	2,094	2,076	6,282	6,227
Expected return on plan assets	(3,251)	(3,136)	(9,753)	(9,408)
Amortization of prior service cost	20	67	60	199
Amortization of net loss	326	15	978	46
Net periodic pension cost (benefit)	$257	$(64)	$771	$(192)

For the three and nine months ended September 30, 2025 and 2024, the service cost component of net periodic pension benefit is included in the same line items of our condensed consolidated financial statements as other employee compensation costs. For the three and nine months ended September 30, 2025, the net benefit related to all other components of net periodic pension cost of $0.8 million (2024: $1.0 million) and $2.4 million (2024: $2.9 million), respectively, is included in other income on our condensed consolidated statements of operations and comprehensive income.

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

Potential dilutive shares of common stock include outstanding unvested restricted stock awards, deferred restricted stock units, unvested performance based units and convertible preferred stock (collectively referred to as dilutive units) for all periods presented.

The following table represents net income per common share – basic and diluted (in thousands, except income per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income	$100,726	$1,761	$187,303	$23,878
Preferred stock dividends	(138)	(138)	(414)	(414)
Net income applicable to common stockholders	$100,588	$1,623	$186,889	$23,464

Denominator
Basic weighted average common shares	669,194	621,921	646,312	618,419
Dilutive units	2,744	3,818	3,221	3,373
Diluted weighted average common shares	671,938	625,739	649,533	621,792

Basic earnings per common share	$0.15	$—	$0.29	$0.04
Diluted earnings per common share	$0.15	$—	$0.29	$0.04

Note 6. Stockholders’ Equity

Authorized Share Capital

At our annual meeting of shareholders on May 21, 2025, our stockholders approved an amendment to our restated certificate of incorporation increasing the number of authorized shares of our common stock from 750,000,000 to 1,250,000,000.

At-The-Market ("ATM") Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between us and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including our share price, our cash resources, potential use of proceeds, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any sales of shares under the agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. During the three months ended September 30, 2025, we sold 6,950,792 shares under the agreement for proceeds of $42.1 million, net of commissions and fees of $0.6 million. During the nine months ended September 30, 2025, we sold 35,959,328 shares under the agreement for proceeds of $216.2 million, net of commissions and fees of $3.3 million, which were used to redeem $212 million of our Senior Notes.

Stock-based Compensation Plans

We have stock incentive plans for executives, directors and eligible employees, under which performance shares, restricted stock and shares of common stock are granted. For the three and nine months ended September 30, 2025, stock-based compensation expense for restricted stock units and performance-based grants to employees, totaled $2.6 million (2024: $2.3 million) and $6.5 million (2024: $6.4 million), respectively. At September 30, 2025, there was $14.0 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.5 years.

The following table summarizes the stock-based compensation grants awarded during the nine months ended September 30, 2025:

Grant date	Award type	Number granted	Grant date fair value per share
January 15, 2025	Restricted stock	325,016	5.41
March 24, 2025	Restricted stock	23,826	5.87
June 23, 2025	Restricted stock	1,613,885	5.82
June 23, 2025	Performance based	840,205	0.06
July 15, 2025	Restricted stock	49,100	6.11
September 4, 2025	Restricted stock	8,475	8.85

Pursuant to our directors stock plan 179,836 shares and 145,687 shares with a value of $1.0 million and $0.8 million were awarded to our directors and recorded as stock-based compensation expense during the nine months ended September 30, 2025 and September 30, 2024, respectively. During the three and nine months ended September 30, 2024, 20,840 and 31,671 shares with a value $0.13 million and $0.18 million were paid to our former Interim President and Chief Executive Officer as part of her compensation.

In connection with the vesting of incentive and share-based compensation, certain employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which we withhold the number of shares necessary to satisfy such withholding obligations and pays the obligations in cash. As a result, in the nine months ended September 30, 2025, we withheld 151,976 shares valued at $0.9 million, or $5.82 per share. During the nine months ended September 30, 2024, we withheld 277,966 shares valued at $1.2 million, or $4.31 per share.

Common Stock Dividends

During each of the first three quarters of 2025, our Board of Directors declared and we have paid a quarterly dividend of $0.00375 per common share, pursuant to our dividend policy.

Accumulated Other Comprehensive (Loss) Income, Net

The following table lists the beginning balance, quarterly activity and ending balances, net of income and mining tax, of each component of “Accumulated other comprehensive income (loss), net” (in thousands):

	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Income (Loss), Net
Balance January 1, 2025	$5,994	$(16,260)	$(10,266)
Change in fair value of derivative contracts	2,787	—	2,787
Gains and deferred gains transferred from accumulated other comprehensive income	(353)	—	(353)
Balance March 31, 2025	$8,428	$(16,260)	$(7,832)
Changes in fair value of derivative contracts	5,748	—	5,748
Gains and deferred gains transferred from accumulated other comprehensive income	(2,495)	—	(2,495)
Balance June 30, 2025	$11,681	$(16,260)	$(4,579)
Changes in fair value of derivative contracts	78	—	78
Gains and deferred gains transferred from accumulated other comprehensive income	(4,475)	—	(4,475)
Balance September 30, 2025	$7,284	$(16,260)	$(8,976)

Balance January 1, 2024	$13,708	$(7,871)	$5,837
Changes in fair value of derivative contracts	(3,971)	—	(3,971)
Gains and deferred gains transferred from accumulated other comprehensive income	(1,432)	—	(1,432)
Balance March 31, 2024	$8,305	$(7,871)	$434
Changes in fair value of derivative contracts	(4,545)	—	(4,545)
Gains and deferred gains transferred from accumulated other comprehensive income	(1,943)	—	(1,943)
Balance June 30, 2024	$1,817	$(7,871)	$(6,054)
Changes in fair value of derivative contracts	3,872	—	3,872
Gains and deferred gains transferred from accumulated other comprehensive income	(701)		(701)
Balance September 30, 2024	$4,988	$(7,871)	$(2,883)

Note 7. Debt, Credit Agreement and Leases

Our debt as of September 30, 2025 and December 31, 2024 consisted of our 7.25% Senior Notes due February 15, 2028 (“Senior Notes”) and any drawn amounts on our $225 million Credit Agreement, which is described separately below. At December 31, 2024, our debt also included our Series 2020-A Senior Notes due July 9, 2025 (the "IQ Notes").

During the three month period ended September 30, 2025, we repaid the IQ Notes, for a total payment of $34.7 million, including interest of $1.1 million and net of hedging, and redeemed $212 million of our Senior Notes for a total payment of $216.0 million, including $3.8 million as a call premium and $0.2 million of interest. The partial redemption of the Senior Notes resulted in a loss on extinguishment of $4.9 million, of which $3.8 million related to the call premium and $1.1 million related to the pro-rata expensing of deferred debt issuance costs, which was recorded as part of Interest expense in our Consolidated Statement of Operations and Comprehensive Income. The following tables summarize our long-term debt balances as of September 30, 2025 and December 31, 2024 (in thousands):

September 30, 2025
Senior Notes
Principal	$263,000
Unamortized discount and issuance costs	(1,180)
Long-term debt	$261,820

	December 31, 2024
	Senior Notes	IQ Notes	Credit Agreement	Total
Principal	$475,000	$33,525	$23,000	$531,525
Unamortized discount/premium and issuance costs	(2,816)	92	—	(2,724)
Total debt	$472,184	$33,617	$23,000	$528,801
Less: current debt	$—	$(33,617)	$—	$(33,617)
Long-term debt	$472,184	$—	$23,000	$495,184

The following table summarizes the scheduled annual future payments, including interest, for our Senior Notes, finance and operating leases as of September 30, 2025 (in thousands). Operating leases are included in other current and non-current liabilities on our condensed consolidated balance sheets.

Twelve-month period ending September 30,	Senior Notes	Finance Leases	Operating Leases
2026	$19,068	$8,278	$2,072
2027	19,068	5,542	1,346
2028	270,209	1,439	1,271
2029	—	1,136	1,271
2030	—	852	993
Thereafter	—	—	4,983
	308,345	17,247	11,936
Less: effect of discounting	—	(1,321)	(2,794)
Total	$308,345	$15,926	$9,142

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

At September 30, 2025, we had no amounts drawn and $6.7 million of outstanding letters of credit under the Credit Agreement. Letters of credit that are outstanding reduce availability under the Credit Agreement.

We believe we were in compliance with all covenants under the Credit Agreement as of September 30, 2025.

Note 8. Derivative Instruments

General

Our current risk management policy provides that up to 75% of five years of our foreign currency and forecasted metals price exposure may be covered under a derivatives program, with certain other limitations. Our program also utilizes derivatives to manage price risk exposure created from when revenue is recognized from a shipment of concentrate until final settlement.

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

Foreign Currency

Our wholly-owned non-US subsidiaries owning the Casa Berardi and Keno Hill operations are USD-functional currency entities which routinely incur expenses denominated in CAD. Such expenses expose us to exchange rate fluctuations, for which we have a program to manage our exposure to fluctuations of these subsidiaries' future operating and capital costs denominated in CAD. The program related to forecasted cash operating costs at Casa Berardi and Keno Hill utilizes forward contracts to buy CAD, and only those related to Casa Berardi are designated as cash flow hedges. As of September 30, 2025, we have a total of 246 forward contracts outstanding to buy a total of CAD $167.7 million having a notional amount of USD $122.9 million to hedge the following exposures for 2025 through 2026:

•
Forecasted cash operating expenditures at Casa Berardi of CAD $53.2 million at an average CAD-to-USD exchange rate of 1.3248.
•
Forecasted cash operating expenditures at Keno Hill of CAD $65.5 million at an average CAD-to-USD exchange rate of 1.3821.
•
Forecasted capital expenditures at Casa Berardi of CAD $6.5 million at an average CAD-to-USD exchange rate of 1.3399.
•
Forecasted capital expenditures at Keno Hill of CAD $35.8 million at an average CAD-to-USD exchange rate of 1.3934.
•
Forecasted exploration expenditures at Keno Hill of CAD $4.2 million at an average CAD-to-USD exchange rate of 1.3920.
•
Forecasted Corporate expenditures of CAD $2.5 million at an average CAD-to-USD exchange rate of 1.3657.

As of September 30, 2025 and December 31, 2024, we recorded the following balances for the fair value of the foreign currency forward contracts (in millions):

	September 30,	December 31,
Balance sheet line item:	2025	2024
Other current assets	$0.7	$—
Other current liabilities	(2.0)	(8.2)
Other non-current liabilities	(0.2)	(2.0)

Net unrealized losses of $1.8 million related to the effective portion of the foreign currency forward contracts designated as hedges are included in accumulated other comprehensive (loss) income as of September 30, 2025. Unrealized gains and losses will be transferred from accumulated other comprehensive (loss) income to current earnings as the hedged cash operating expenditures are recognized. We estimate $1.6 million in net unrealized losses included in accumulated other comprehensive (loss) income as of September 30, 2025 will be reclassified to current earnings in the next twelve months.

Net realized losses of $0.7 million (2024: $1.5 million) and $3.5 million (2024: $3.0 million) for the three and nine months ended September 30, 2025 and 2024, respectively, on contracts related to cash operating expenditures which have been recognized were transferred from accumulated other comprehensive (loss) income and included in cost of sales and other direct production costs.

Net losses of $2.0 million and net gains of $3.5 million for the three and nine months ended September 30, 2025, and a net gain of $0.5 million and a net loss of $1.9 million for the three and nine months ended September 30, 2024, respectively, were related to contracts not designated as hedges.

No net unrealized gains or losses related to ineffectiveness of the hedges are included in fair value adjustments, net on our consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2025 and 2024, respectively.

Metals Prices

We are currently using financially-settled forward contracts to manage our exposure to:

•
changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement; and
•
changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.

The following tables summarize the quantities of metals committed under forward metals contracts at September 30, 2025 and December 31, 2024:

September 30, 2025	Ounces/pounds under contract (in 000's except gold)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2025 settlements	780	—	16,424	11,905	$39.15	N/A	$1.39	$1.00
2026 settlements	—	—	3,748	—	N/A	N/A	$1.40	N/A
Contracts on forecasted sales
2025 settlements	—	—	2,425	4,850	N/A	N/A	$1.36	$0.99
2026 settlements	—	—	37,644	53,903	N/A	N/A	$1.33	$1.03

December 31, 2024	Ounces/pounds under contract (in 000's except gold)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2025 settlements	1,535	2	20,834	14,661	$31.46	$2,673	$1.40	$0.97
Contracts on forecasted sales
2025 settlements	—	—	59,194	47,840	N/A	N/A	$1.39	$0.99
2026 settlements	—	—	6,283	52,911	N/A	N/A	$1.41	$1.03

Since the first quarter of 2025, we have and continue to utilize financially-settled zero cost collars ("Collars") to manage our exposure to changes in the price of precious metals contained in both our provisional, forecasted Keno Hill future concentrate shipments and forecasted Casa Berardi gold sales. These Collars provide us a contractual right to receive at least the minimum price if market prices fall below the minimum price level specified in the contracts, while limiting our potential gains to the maximum price level specified in the contracts, even if market prices rise higher. This strategy helps protect us from significant price drops while still allowing for some upside potential within the minimum and maximum price range. For the three and nine months ended September 30, 2025, these collars had net losses of $6.3 million and $6.5 million, respectively. For accounting purposes, they are not designated as hedges.

The following table summarize the quantities of silver ounces committed under collars at September 30, 2025.

Settlement Period	Production Protected	Minimum Price	Maximum Price
	(ounces)	($)	($)
Contracts on provisional sales
2025 settlements	25,000	39.00	45.50
Contracts on forecasted sales
2025 settlements	690,000	30.00	40.08
2026 settlements	1,300,000	33.13	53.82

We've also protected 4,000 ounces of gold production from Casa Berardi through the use of Collars with a minimum price of $3,000 and maximum price of $4,840 per ounce for settlement in the first quarter of 2026.

We recorded the following balances for the fair value of the forward metals and collar contracts as of September 30, 2025 and December 31, 2024 (in millions):

	September 30,	December 31,
Balance sheet line item:	2025	2024
Other current assets	$2.1	$11.5
Other non-current assets	1.0	6.6
Other current liabilities	(6.3)	—
Other non-current liabilities	(0.2)	—

Net realized and unrealized gains of $8.9 million related to the effective portion of the forward metals contracts designated as hedges were included in accumulated other comprehensive income (loss) as of September 30, 2025. Unrealized gains and losses will be transferred from accumulated other comprehensive income (loss) to current earnings as the underlying forecasted sales are recognized. We estimate $8.6 million in net realized and unrealized gains included in accumulated other comprehensive income (loss) as of September 30, 2025 would be reclassified to current earnings in the next twelve months. The realized gains arose due to cash settlement of zinc contracts prior to maturity in 2022 and zinc and lead contracts during 2023 for net proceeds of $17.4 million and $8.5 million, respectively, of which $0.1 million remains to be recognized during the remainder of the year.

We recognized a net loss of $14.0 million (2024: $0.6 million net gain), including a $5.1 million gain transferred from accumulated other comprehensive income (loss) (2024: $2.1 million gain transferred from accumulated other comprehensive income), during the three months ended September 30, 2025. We recognized a net loss of $16.0 million (2024: $8.8 million net loss), including a $10.8 million gain transferred from accumulated other comprehensive income (loss) (2024: $7.1 million gain transferred from accumulated other comprehensive income), during the nine months ended September 30, 2025. These gains and losses were recognized on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which are included in sales. The net losses and gains recognized on the contracts offset gains and losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our Credit Agreement would cause a default under the derivative contract. As of September 30, 2025, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these agreements was $13.8 million as of September 30, 2025, which includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at September 30, 2025, we could have been required to settle our obligations under the agreements at their termination value of $13.8 million.

Note 9. Fair Value Measurement

Fair value adjustments, net is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Loss) gain on derivative contracts	$(7,630)	$394	$(2,895)	$(2,091)
Unrealized gain on equity securities investments	25,255	3,260	33,762	8,895
Total fair value adjustments, net	$17,625	$3,654	$30,867	$6,804

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

Description	Balance at September 30, 2025	Balance at December 31, 2024	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$133,910	$26,868	Level 1
Current and non-current investments:
Equity securities	68,305	33,158	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	102,702	31,515	Level 2
Restricted cash and cash equivalent balances:
Certificates of deposit and other deposits	1,172	1,177	Level 1
Derivative contracts - current and non-current derivative assets:
Foreign exchange contracts	684	—	Level 2
Metal forward contracts	3,068	18,039	Level 2

Liabilities:
Derivative contracts - current and non-current derivative liabilities:
Foreign exchange contracts	$2,120	$10,176	Level 2
Metal forward contracts	6,502	—	Level 2

Cash and cash equivalents consist primarily of money market funds which are carried at fair value.

Current and non-current restricted cash and cash equivalent balances consist primarily of certificates of deposit, U.S. Treasury securities, and other deposits and are valued at cost, which approximates fair value.

Our current and non-current investments consist of marketable equity securities of mining companies which are valued using quoted market prices for each security.

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

We use financially-settled forward contracts to (i) manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments that have not reached final settlement and (ii) manage the exposure to changes in prices of gold, zinc and lead contained in our forecasted future sales (see Note 8 for more information). The fair value of each forward contract represents the present value of the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price.

At September 30, 2025, our Senior Notes were recorded at their carrying value of $261.8 million net of unamortized initial purchaser discount and issuance costs. The estimated fair value of our Senior Notes was $265.8 million at September 30, 2025. Quoted market prices, which are considered to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. The Credit Agreement, which we consider to be Level 1 in the fair value hierarchy, has a carrying and fair value of nil.

Note 10. Product Inventories

Our major components of product inventories are (in thousands):

	September 30, 2025	December 31, 2024
Concentrates	$27,871	$15,030
Stockpiled ore	10,036	13,168
In-process	2,497	6,764
Total product inventories	$40,404	$34,962

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

Potential Regulatory Action in Quebec

As previously disclosed in our 2024 Form 10-K, in May, 2023, the wall of an impoundment dam storing mixed waste material (i.e. clay, till, and rock, but not tailings or other deleterious materials) stripped during open pit mining at Casa Berardi experienced a slip resulting in the waste material being mobilized downstream. The incident is under investigation by the Quebec Ministry of Environment, Fight Against Climate Change, Wildlife and Parks (“MELCCFP”), and possibly other Provincial or Federal regulators. As a result of such investigation(s), it is possible that our Hecla Quebec subsidiary and its directors and officers could face an enforcement action. An enforcement action could lead to monetary penalties, which could range from tens of thousands of dollars (Canadian) to millions of dollars (Canadian). Based on a review of precedent by Quebec legal counsel, we do not believe any penalties would be material to Hecla, but it is possible that they could be material. In addition, our future permitting efforts at Casa Berardi could be negatively impacted if the relevant regulator(s) are influenced by any alleged or actual (i) permit violations or (ii) other compliance failures. See the Risk Factor in our 2024 Form 10-K “Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations. Compliance with environmental regulations, and litigation based on such regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities.”

Debt

See Note 7 for information on the commitments related to our debt arrangements as of September 30, 2025.

Other Commitments

Our contractual obligations as of September 30, 2025 included open purchase orders and commitments of $10.7 million, $5.6 million, $7.1 million, $8.0 million and $5.0 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, Casa Berardi and Other, respectively. We also have total commitments of $17.2 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our operations, and total commitments of $11.9 million relating to payments on operating leases (see Note 7 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of September 30, 2025, we had surety bonds totaling $218.8 million and letters of credit totaling $6.7 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

Other Contingencies

We also have certain other contingencies resulting from litigation, claims, EPA investigations, and other commitments and are subject to a variety of environmental and safety laws and regulations incident to the ordinary course of business, including two active lawsuits in federal courts in Idaho and Alaska, respectively, involving labor and employment matters. We currently have no basis to conclude that any or all of such contingencies will materially affect our financial position, results of operations or cash flows. However, in the future, there may be changes to these contingencies, or additional contingencies may occur, any of which might result in an accrual or a change in current accruals recorded by us, and there can be no assurance that their ultimate disposition will not have a material adverse effect on our financial position, results of operations or cash flows.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part II, Item 1A. - Risk Factors of this Form 10-Q, Part I, Item 1A. – Risk Factors in our 2024 Form 10-K and Part II, Item 1A. - Risk Factors in our first and second quarter Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “Hecla,” “the Company,” “we,” “us” and “our” refer to Hecla Mining Company and its consolidated subsidiaries, except where the context requires otherwise. You should read this discussion in conjunction with our consolidated financial statements, the related MD&A and the discussion of our Business and Properties in our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K"), filed with the United States Securities and Exchange Commission (the “SEC”). The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Forward-Looking Statements” above for further discussion). References to “Notes” are Notes included in our Notes to Condensed Consolidated Financial Statements (Unaudited). Throughout this MD&A, all references to income or losses per share are on a diluted basis.

Overview

Hecla Mining Company stands as North America's leading silver producer, with a rich heritage dating back to 1891. Our operations at Greens Creek, Lucky Friday and Keno Hill combined to produce 35% of 2024 silver production in the U.S. and Canada, complemented by significant gold production from Casa Berardi and Greens Creek. We began ramp-up of the Keno Hill mill during the second quarter of 2023 after acquiring it in September 2022. Our strategic positioning in the stable jurisdictions of the U.S. and Canada provides us with distinct operational advantages and reduced political risk compared to our global peers. Our operational and strategic framework centers on four core pillars:

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
3.
Intensifying our focus on financial discipline with a rigorous capital allocation framework
4.
Leveraging our position as North America's largest silver producer to meet growing demand from green technology markets

Third Quarter 2025 Highlights

Operational Achievements:

•
Strong Production - We produced 4.6 million ounces of silver with increased silver production at all primary silver operations, compared to 3.6 million ounces of silver in the third quarter of 2024. We produced 40,654 ounces of gold, an increase over 32,280 ounces of gold produced in the third quarter of 2024, driven by higher grades and recoveries at Greens Creek and the continuation of underground mining at Casa Berardi.
•
Lucky Friday Surface Cooling Project Advancement - Lucky Friday continued along a path of operational consistency, while completing key milestones of the surface cooling project (an important project to increase the cooling capacity required for the mine over the reserve mine-life). The entire project is tracking for completion in 2026.
•
Greens Creek Permitting - Clean Water Act Section 404 permit issued for dry stack tailings expansion project, with work to begin in the fourth quarter

Financial Performance:

•
Revenue Generation - Generated record sales of $409.5 million, a 67% increase over the third quarter of 2024.
•
Continuous Improvement - Keno Hill generated gross profit of $16.4 million, driven by higher realized prices and consistent production, the third consecutive quarter with gross profit which generated cash flow from operations of $22.1 million.
•
Shareholder Returns - Generated net income applicable to common stockholders of $100.6 million, compared to $1.6 million in the third quarter of 2024 and returned $2.2 million in dividends to common stockholders.
•
Investment in Operations - Made capital expenditures of $57.9 million, including $12.2 million at Greens Creek, $16.9 million at Lucky Friday, $13.5 million at Casa Berardi and $14.7 million at Keno Hill.
•
Deleveraging and Strengthening Balance Sheet - Completed redemption of $212 million of our Senior Notes, fully repaid the IQ Notes and had no balance drawn on the revolving credit facility.

Year to date 2025 Highlights

Operational Achievements:

•
Strong Production - Progress at key operations delivering 13.2 million ounces of silver with increased silver production at all primary silver operations. Produced 120,781 ounces of gold, driven by higher grades and recoveries at Greens Creek and the continuation of underground mining, exceeding the year-to-date period in 2024.
•
Greens Creek Gold Performance - Continued robust gold production attributable to grade exceeding plan
•
Libby Exploration Project Advancement - The U.S. Forest Service issued the final decision notice and finding of no significant impact for our 100% owned copper-silver Libby Exploration Project in Montana. The significant milestone advances the exploration phase of a key asset in our property portfolio.

Financial Performance:

•
Revenue Generation - Generated record sales of $974.9 million, a 43% increase over the 2024 comparable period sales.
•
Continuous Improvement - Turned Keno Hill profitable for the first time under our ownership, delivering $17.7 million in gross profit and made consistent gross profit at Casa Berardi with $77.7 million of gross profit generated, a significant improvement over the 2024 comparable period's gross loss of $21.4 million.
•
Shareholder Returns - Generated net income applicable to common stockholders of $186.9 million, compared to net income applicable to common stockholders of $23.5 million in the comparable 2024 period and returned $7.3 million in dividends to common stockholders.
•
Investment in Operations - Made capital expenditures of approximately $170.0 million, including $31.3 million at Greens Creek, $48.3 million at Lucky Friday, $45.1 million at Casa Berardi and $42.2 million at Keno Hill.
•
Deleveraging and Strengthening Balance Sheet - Redeemed $212 million of our Senior Notes using proceeds from the sale of stock under our ATM program. In addition, cash flow from operating activities of $345.6 million allowed for full repayment of IQ notes and no balance drawn on the revolving credit facility.

External Factors that Impact our Results

Our financial results vary as a result of fluctuations in market prices primarily for silver and gold and, to a lesser extent, zinc, lead and copper. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. To date, tariffs have not materially impacted our financial results. However, future tariffs or other global trade restraints could impact our performance. Historically our US operations have had significant sales into China and Canada, and each of those countries is or could be subject to tariffs, and each has or may retaliate in kind. Notwithstanding these recent developments, we believe that the outlook for precious metals fundamentals is favorable due to macro-economic factors such as lower interest rate expectations, geopolitical uncertainty and global growth expectations, which have resulted in significant volatility in the financial and commodities markets, including the precious metals market. See Part II, Item 1A. “Risk Factors” of this Form 10-Q, Item 1A. “Risk Factors” contained in Part I of our 2024 Form 10-K, and Part II, Item 1A of our first and second quarter 2025 Form 10-Q for further discussion. Because we cannot control the price of our products, except to the extent we have entered into hedging transactions, the key measures that management focuses on in operating our business are production volumes, payable sales volumes, Cash Cost, After By-product Credits, per Ounce (non-GAAP) and All-In Sustaining Cost, After By-product Credits, per Ounce (“AISC”) (non-GAAP), operating cash flows, capital expenditures, free cash flow (non-GAAP) and adjusted EBITDA (non-GAAP). The average realized prices for all metals sold by us continued to exhibit significant volatility during the period. We have also experienced significant cost inflation across our operations, principally associated with higher energy prices, increased costs for other consumables such as reagents, explosives and steel, and higher labor and contractor costs.

Consolidated Results of Operations

Total sales for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Silver	$190,050	$109,756	$430,864	$308,681
Gold	144,017	79,239	354,926	229,123
Lead	24,379	21,591	67,961	65,002
Zinc	37,422	37,281	101,685	94,741
Copper	880	409	2,250	409
Less: Smelter and refining charges	(3,397)	(10,519)	(12,653)	(32,815)
Total metal sales	393,351	237,757	945,033	665,141
Environmental remediation services	16,191	7,328	29,875	15,129
Total sales	$409,542	$245,085	$974,908	$680,270

Environmental remediation services revenue is generated by performing remediation work in the historical Yukon Territory mining district on behalf of the Canadian government. The scope and estimated cost of all work is agreed to in advance by the Canadian government, and the expenses incurred are passed through to the government for reimbursement with minimal margin generated by us in performing this work.

Total metal sales for the three and nine months ended September 30, 2025 and 2024, and the approximate variances attributed to differences in metals prices, sales volumes and smelter terms, were as follows:

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Three months ended September 30, 2024	$109,756	$79,239	$59,281	$(10,519)	$237,757
Variances - 2025 versus 2024:
Price	59,942	42,570	1,409	—	103,921
Volume	20,352	22,208	1,991	—	44,551
Smelter terms	—	—	—	7,122	7,122
Three months ended September 30, 2025	$190,050	$144,017	$62,681	$(3,397)	$393,351

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Nine months ended September 30, 2024	$308,681	$229,123	$160,152	$(32,815)	$665,141
Variances - 2025 versus 2024:
Price	107,826	104,652	(3,818)	—	208,660
Volume	14,357	21,151	15,562	—	51,070
Smelter terms	—	—	—	20,162	20,162
Nine months ended September 30, 2025	$430,864	$354,926	$171,896	$(12,653)	$945,033

The fluctuation in sales for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily due to the following:

•
Higher average realized prices for precious metals for both periods compared to the same periods in 2024. Higher realized prices were partly offset by lower realized prices for lead during the nine months ended September 30, 2025. The table below summarizes average spot prices and our average realized prices for the commodities we sell:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Silver –	London PM Fix ($/ounce)	$39.38	$29.43	$34.97	$27.21
	Realized price per ounce	$42.58	$29.43	$37.45	$28.07
Gold –	London PM Fix ($/ounce)	$3,456	$2,477	$3,199	$2,296
	Realized price per ounce	$3,509	$2,522	$3,286	$2,317
Lead –	LME Final Cash Buyer ($/pound)	$0.89	$0.93	$0.89	$0.95
	Realized price per pound	$0.93	$0.93	$0.92	$0.99
Zinc –	LME Final Cash Buyer ($/pound)	$1.28	$1.26	$1.25	$1.22
	Realized price per pound	$1.48	$1.36	$1.37	$1.32
Copper –	LME Final Cash Buyer ($/pound)	$4.45	$4.18	$4.34	$4.14
	Realized price per pound	$4.47	$4.20	$4.50	$4.20

Average realized prices typically differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices. Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement. We recorded net positive price adjustments to provisional settlements of $10.9 million and $5.0 million for the three months ended September 30, 2025 and 2024, and $22.0 million and $19.5 million for the nine months ended September 30, 2025 and 2024, respectively. The price adjustments related to silver, gold, zinc, lead and copper contained in our concentrate shipments were partially offset by gains and losses on forward contracts and collars for those metals. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead, zinc and copper. Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate, doré and carbon material shipped during the period.

•
Higher quantities of all metals sold, except zinc, during the three and nine months ended September 30, 2025 compared to the comparable 2024 periods, driven by higher production at operating sites. See The Greens Creek Segment, The Lucky Friday Segment, The Keno Hill Segment, and Casa Berardi Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Silver -	Ounces produced	4,590,276	3,645,004	13,223,180	12,295,586
	Payable ounces sold	4,463,356	3,729,782	11,504,301	10,996,951
Gold -	Ounces produced	40,654	32,280	120,781	106,196
	Payable ounces sold	41,038	31,414	108,026	98,879
Lead -	Tons produced	14,757	12,497	43,414	38,183
	Payable tons sold	13,096	11,563	36,749	32,922
Zinc -	Tons produced	17,309	16,605	52,723	49,007
	Payable tons sold	12,637	13,686	37,151	35,788
Copper	Tons produced	491	490	1,401	1,447
	Payable tons sold	98	49	250	49

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

Sales, total cost of sales, gross profit (loss), Cash Cost, After By-product Credits, per Ounce (“Cash Cost”) (non-GAAP) and AISC (non-GAAP) at our operating segments for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands, except for Cash Cost and AISC):

	Silver					Gold and Other
	Greens Creek		Lucky Friday	Keno Hill	Total Silver (2)	Casa Berardi	Other (3)	Total Gold and Other
Three Months Ended September 30, 2025:
Sales	$178,064		$74,192	$47,551	$299,807	$93,544	$16,191	$109,735
Total cost of sales	(81,658)		(44,641)	(31,171)	(157,470)	(55,422)	$(16,183)	(71,605)
Gross profit	$96,406		$29,551	$16,380	$142,337	$38,122	$8	$38,130
Cash Cost (1)	$(8.50)		$9.33	$—	$(2.03)	$1,582	$—	$1,582
AISC (1)	$(2.55)		$23.30	$—	$11.01	$1,746	$—	$1,746
Three Months Ended September 30, 2024:
Sales	$116,568		$51,072	$19,809	$187,449	$50,308	$7,328	$57,636
Total cost of sales	(73,597)		(39,286)	(19,809)	(132,692)	(46,280)	(6,827)	(53,107)
Gross profit	$42,971		$11,786	$—	$54,757	$4,028	$501	$4,529
Cash Cost (1)	$0.93		$9.98	$—	$4.46	$1,754	$—	$1,754
AISC (1)	$7.04	`	$19.40	$—	$15.29	$2,059	$—	$2,059

	Silver				Gold and Other
	Greens Creek	Lucky Friday	Keno Hill	Total Silver (2)	Casa Berardi	Other (3)	Total Gold
Nine Months Ended September 30, 2025
Sales	$418,209	$201,659	$90,581	$710,449	$234,584	$29,875	$264,459
Total cost of sales	(210,217)	(130,976)	(72,923)	(414,116)	(156,894)	(29,903)	(186,797)
Gross profit (loss)	$207,992	$70,683	$17,658	$296,333	$77,690	$(28)	$77,662
Cash Cost (1)	$(8.41)	$8.29	$—	$(2.20)	$1,750	$—	$1,750
AISC (1)	$(3.82)	$20.81	$—	$9.26	$1,871	$—	$1,871
Nine Months Ended September 30, 2024
Sales	$309,537	$145,483	$59,606	$514,626	$150,515	$15,129	165,644
Total cost of sales	(200,240)	(104,328)	(59,606)	(364,174)	(171,880)	(14,340)	(186,220)
Gross profit (loss)	$109,297	$41,155	$—	$150,452	$(21,365)	$789	$(20,576)
Cash Cost (1)	$1.62	$7.86	$—	$3.71	$1,707	$—	$1,707
AISC (1)	$6.53	$16.26	$—	$13.57	$1,923	$—	$1,923
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

(3)
For the three and nine months ended September 30, 2025, Other includes sales of $16.2 million and $29.9 million and total cost of sales of $16.2 million and $29.9 million respectively, from our environmental remediation services in the Yukon. For the three and nine months ended September 30, 2024, Other includes sales of $7.3 million and $15.1 million and total cost of sales of $6.8 million and $14.3 million, respectively.

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

We reported net income applicable to common stockholders of $100.6 million for the three months ended September 30, 2025, compared to a net income applicable to common stockholders of $1.6 million in the comparable 2024 period. The following were the significant drivers of the change:

•
Consolidated gross profit increased by $121.2 million. See The Greens Creek Segment, The Lucky Friday Segment, The Keno Hill Segment, and The Casa Berardi Segment sections below for a discussion on the key drivers by operation.
•
Ramp-up and suspension costs decreased by $10.4 million primarily due to the current period containing no ramp-up costs for Keno Hill, as the site recorded gross profit, whereas in the prior period total cost of sales in excess of sales by $10.0 million were transferred to ramp-up and suspension costs.
•
Fair value adjustments, net increased by $14.0 million primarily due to $25.3 million in unrealized gains on our marketable equity securities portfolio, partly offset by losses on undesignated derivative contracts of $7.6 million.

The positive movements mentioned above were partly offset by:

•
General and administrative expenses increased by $3.5 million primarily due to higher incentive compensation driven by improved financial and operational performance, and strategic headcount increases.
•
Interest expense increased by $2.5 million primarily due to the early partial redemption of Senior Notes, partly offset by lower interest expense on the revolving credit facility, having been fully repaid during August.

•
Other operating expense (income), net increased by $3.2 million primarily due to a loss on disposal of one of our non-strategic exploration properties.
•
Income and mining tax expense increased by $43.4 million due to higher taxable income generated by our US and Quebec operations.

We reported net income applicable to common stockholders of $186.9 million for the nine months ended September 30, 2025, compared to a net income applicable to common stockholders of $23.5 million in the comparable 2024 period. The following were the significant drivers of the change:

•
Consolidated gross profit increased by $244.1 million. See The Greens Creek Segment, The Lucky Friday Segment, The Keno Hill Segment, and The Casa Berardi Segment sections below for a discussion on the key drivers by operating unit.
•
Ramp-up and suspension costs decreased by $23.0 million due to the current period containing no ramp-up costs for Keno Hill, as the site recorded gross profit, whereas in the prior period total cost of sales in excess of sales by $20.4 million were transferred to ramp-up and suspension costs. In addition, the prior period included $2.2 million of suspension costs related to the temporary suspension of operations at Lucky Friday due to the underground fire prior to the restart of operations on January 8, 2024.
•
Fair value adjustments, net increased by $24.1 million primarily due to $33.7 million in unrealized gains on our marketable equity securities portfolio and $2.9 million of losses on undesignated derivative contracts.

The positive movements mentioned above were partly offset by:

•
Other operating expense (income), net increased by $38.0 million primarily due to the prior period containing $50.0 million of insurance proceeds received related to the Lucky Friday fire, partially offset by $14.5 million write down of property, plant and mine development in 2024.
•
Net foreign exchange loss increased by $7.0 million, to a loss of $3.6 million compared to a gain of $3.4 million in the comparable period, driven by a weakening of the US dollar against the Canadian dollar during the current year.
•
Income and mining tax expense increased by $81.2 million due to higher taxable income generated by our US and Quebec operations.

Greens Creek

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$178,064	$116,568	$418,209	$309,537
Cost of sales and other direct production costs	(65,429)	(59,649)	(167,502)	(160,533)
Depreciation, depletion and amortization	(16,229)	(13,948)	(42,715)	(39,707)
Total cost of sales	(81,658)	(73,597)	(210,217)	(200,240)
Gross profit	$96,406	$42,971	$207,992	$109,297
Tons of ore milled	227,587	212,863	670,707	670,797
Production:
Silver (ounces)	2,347,674	1,857,314	6,773,212	6,579,459
Gold (ounces)	15,584	11,746	47,093	40,471
Lead (tons)	4,751	4,165	14,178	13,512
Zinc (tons)	12,747	12,585	39,606	38,047
Copper (tons)	491	490	1,401	1,447
Payable metal quantities sold:
Silver (ounces)	2,238,283	1,921,040	5,574,680	5,588,407
Gold (ounces)	14,277	11,302	36,389	33,800
Lead (tons)	3,839	3,822	10,022	10,382
Zinc (tons)	10,114	10,466	28,660	27,555
Copper (tons)	98	49	250	49
Ore grades:
Silver ounces per ton	13.1	11.2	12.8	12.4
Gold ounces per ton	0.092	0.081	0.094	0.085
Lead percent	2.5%	2.4%	2.6%	2.5%
Zinc percent	6.3%	6.6%	6.6%	6.4%
Copper percent	0.3%	0.3%	0.3%	0.3%
Total production cost per ton	$246.93	$222.39	$237.44	$217.66
Cash Cost, After By-product Credits, per Silver Ounce (1)	$(8.50)	$0.93	$(8.41)	$1.62
AISC, After By-Product Credits, per Silver Ounce (1)	$(2.55)	$7.04	$(3.82)	$6.53
Capital additions	$12,179	$11,466	$31,335	$31,997
(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

The $53.4 million increase in gross profit for the three months ended September 30, 2025, compared to the same period in 2024 was primarily due to higher realized sales prices for silver and gold, in addition to higher sales volumes for all metals, except zinc.

Capital additions in the current quarter were $0.7 million higher compared to the same period in 2024. Current quarter costs included $2.9 million for mining equipment and related costs, $2.9 million for surface related equipment, $2.4 million for mine development and $2.3 million for primary ore access development.

Production of all metals increased during the three months ended September 30, 2025, compared to the same period in 2024, primarily due to a combination of higher tons milled and higher grades.

The $98.7 million increase in gross profit for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to higher realized sales prices for silver, gold and zinc, except lead, and higher sales volumes for gold.

Capital additions during the year were $0.7 million lower compared to the same period in 2024 and included $9.8 million for mining and surface equipment, $8.3 million for primary ore access development, $5.8 million for mine development, $2.9 million for definition drilling and $1.6 million for a cleaner cell replacement.

During the nine months ended September 30, 2025, silver production increased compared to the same period in 2024 primarily due to higher grades and gold production increased by approximately 16% due to a combination of higher grades and recoveries.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, per Silver Ounce for Greens Creek:

Three Months Ended September 30,
2025
2024
30.00
20.00
10.00
0.00
-10.00
-20.00
-30.00
-40.00
12.02
12.31
4.37
4.49
7.80
8.80
-0.19
3.16
1.21
1.21
-33.70
-29.04
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

Nine Months Ended September 30,
2025
2024
30.00
20.00
10.00
0.00
-10.00
-20.00
-30.00
-40.00
12.05
10.99
4.12
4.01
7.54
7.29
0.10
3.31
1.35
1.13
-33.58
-25.11
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash Cost, Before By-product Credits, per Silver Ounce	$25.20	$29.97	$25.17	$26.73
By-product credits	(33.70)	(29.04)	(33.58)	(25.11)
Cash Cost, After By-product Credits, per Silver Ounce	$(8.50)	$0.93	$(8.41)	$1.62

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
AISC, Before By-product Credits, per Silver Ounce	$31.15	$36.08	$29.76	$31.64
By-product credits	(33.70)	(29.04)	(33.58)	(25.11)
AISC, After By-product Credits, per Silver Ounce	$(2.55)	$7.04	$(3.82)	$6.53

For the three months ended September 30, 2025, the decrease in Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce compared to the same period in 2024 was primarily due to an increase in gold by-product credits, reflecting higher realized gold prices and gold production, in addition to higher silver production, partly offset by higher production costs primarily for materials and consumables.

For the nine months ended September 30, 2025, the decrease in Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce compared to the same period in 2024 was primarily due to an increase in gold by-product credits, reflecting higher realized gold prices, in addition to higher silver production, partly offset by higher production costs primarily related to materials and consumables.

Lucky Friday

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$74,192	$51,072	$201,659	$145,483
Cost of sales and other direct production costs	(31,170)	(28,605)	(90,805)	(75,028)
Depreciation, depletion and amortization	(13,471)	(10,681)	(40,171)	(29,300)
Total cost of sales	(44,641)	(39,286)	(130,976)	(104,328)
Gross profit	$29,551	$11,786	$70,683	$41,155
Tons of ore milled	105,329	104,281	328,549	297,956
Production:
Silver (ounces)	1,337,353	1,184,819	4,010,482	3,554,039
Lead (tons)	8,894	7,662	26,203	22,580
Zinc (tons)	3,716	3,528	11,308	9,699
Payable metal quantities sold:
Silver (ounces)	1,235,686	1,100,873	3,733,024	3,275,614
Lead (tons)	8,182	7,042	24,187	20,633
Zinc (tons)	2,523	2,706	8,491	7,266
Ore grades:
Silver ounces per ton	13.4	12.1	12.9	12.6
Lead percent	9.0%	7.9%	8.5%	8.1%
Zinc percent	4.1%	3.9%	4.1%	3.8%
Total production cost per ton	$289.84	$260.99	$262.70	$243.18
Cash Cost, After By-product Credits, per Silver Ounce (1)	$9.33	$9.98	$8.29	$7.86
AISC, After By-product Credits, per Silver Ounce (1)	$23.30	$19.40	$20.81	$16.26
Capital additions	16,865	$11,178	$48,253	$36,984
(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

Gross profit increased by $17.8 million for the three months ended September 30, 2025 compared to the comparable period in 2024, reflecting a combination of higher sales volumes for silver and lead and realized prices for silver and zinc. However, the benefit of higher production and prices has been partly offset by higher costs, reflected in higher production costs per ton which have increased by 11%. The higher costs primarily relate to: (i) hourly employee profit sharing costs due to higher silver prices and production; (ii) property and liability insurance resulting from higher asset values and coverage limits; (iii) higher employee medical costs related to headcount growth and inflation in medical care costs; and (iv) consumables and repairs to support increased production.

Gross profit increased by $29.5 million for the nine months ended September 30, 2025 compared to the same period in 2024, reflecting a combination of higher sales volumes for all metals due to a full nine months of production in 2025, compared to 2024 when operations did not resume until January 9, 2024, following suspension of operations in August 2023, due to the underground fire in the secondary egress. Higher realized prices for silver and zinc also positively contributed to the higher gross profit. However, the benefit of higher production and prices has been partly offset by higher costs, reflected in higher production costs per ton which have increased by 8%. For the year, the higher costs relate to the factors stated above, in addition to: (i) an increase in mine hourly headcount to reduce reliance on more expensive contractors and support higher production; (ii) higher profit sharing attributable to increased profitability; (iii) higher equipment maintenance costs related to parts as the mine continued to execute our equipment maintenance standards while supporting increased tonnage; and (iv) higher waste rock removal haulage costs.

While certain cost elements will persist as the mine maintains steady and consistent production, we have identified potential cost mitigation plans. These plans include further reduction of contractors, mining method optimization to improve production efficiency and reduction of consumables usage, mine and mill infrastructure upgrades to increase production and reduce maintenance, and consolidation of sourcing of some high-volume consumables to improve pricing. However, there can be no assurance these efforts will be successful in reducing costs or offsetting the potential future impacts of inflation or other factors impacting profitability.

Capital additions increased by $5.7 million for the three months ended September 30, 2025, compared to the same period in 2024. Significant capital expenditures during the three months ended September 30, 2025, included tailings storage pond 5 construction of $6.7 million, capital development of $5.5 million, and bolter additions of $2.1 million and surface cooling project of $1.9 million.

Capital additions increased by $11.3 million for the nine months ended September 30, 2025 compared to the same period in 2024, and included $18.0 million for capital development, $8.3 million for tailings storage pond 5 construction, $8.2 million for the surface cooling project, $5.7 million for definition drilling, $3.6 million for bolter and jumbo additions, $2.7 million for a shaft renovation and $1.0 million for a haul truck replacement.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for Lucky Friday:

Three Months Ended September 30,
2025
2024
25.00
20.00
15.00
10.00
5.00
0.00
-5.00
-10.00
-15.00
-20.00
-25.00
13.23
9.11
4.05
2.54
5.54
11.32
1.82
3.08
1.08
1.06
-16.40
-17.13
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

Nine Months Ended September 30,
2025
2024
25.00
20.00
15.00
10.00
5.00
0.00
-5.00
-10.00
-15.00
-20.00
-25.00
13.34
8.95
3.90
2.57
4.28
9.10
1.86
2.91
1.06
1.00
-16.15
-16.67
Mining
Milling
Other cash costs
Treatment costs
Concentrated freight
By-product credits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash Cost, Before By-product Credits, per Silver Ounce	$25.73	$27.11	$24.44	$24.53
By-product credits	(16.40)	(17.13)	(16.15)	(16.67)
Cash Cost, After By-product Credits, per Silver Ounce	$9.33	$9.98	$8.29	$7.86

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
AISC, Before By-product Credits, per Silver Ounce	$39.70	$36.53	$36.96	$32.93
By-product credits	(16.40)	(17.13)	(16.15)	(16.67)
AISC, After By-product Credits, per Silver Ounce	$23.30	$19.40	$20.81	$16.26

Despite higher production costs for the three months ended September 30, 2025, Cash Cost, After By-product Credits, per Silver Ounce are comparable to the same period in 2024 primarily due to improved grades which drove higher silver production. However, AISC, After By-product Credits, per Silver Ounce for the three months ended September 30, 2025, increased compared to the same period in 2024 driven by higher sustaining capital expenditures related to capital development and pond 5 construction.

The increase in Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the nine months ended September 30, 2025, compared to the same period in 2024 was primarily due to lower by-product credits and higher production costs, partly offset by higher silver production reflecting a full year's production compared to operations only commencing on January 9, 2024 due to the underground fire in the secondary egress in August 2023. AISC, After By-product Credits, per Silver Ounce was also negatively impacted by higher sustaining capital.

Keno Hill

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$47,551	$19,809	$90,581	$59,606
Cost of sales and other direct production costs	(23,143)	(15,591)	(56,952)	(47,057)
Depreciation, depletion and amortization	(8,028)	(4,218)	(15,971)	(12,549)
Total cost of sales	(31,171)	(19,809)	(72,923)	(59,606)
Gross profit	$16,380	$—	$17,658	$—
Tons of ore milled	29,740	24,027	83,922	86,169
Production:
Silver (ounces)	898,328	597,293	2,421,470	2,144,045
Lead (tons)	1,111	670	3,032	2,091
Zinc (tons)	847	492	1,810	1,261
Payable metal quantities sold:
Silver (ounces)	995,029	703,951	2,191,756	2,115,825
Lead (tons)	1,074	699	2,540	1,907
Zinc (tons) (1)	586	514	1,252	967
Ore grades:
Silver ounces per ton	31.8	25.7	30.0	25.6
Lead percent	4.0%	3.0%	3.8%	2.6%
Zinc percent	3.6%	2.4%	2.6%	1.7%
Capital additions	$14,747	$14,406	$42,228	$39,285
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

We acquired our Keno Hill operation as part of the Alexco Resource Corp. acquisition in September 2022 and have focused on development activities and began ramp-up of the mill during the second quarter of 2023. The average mill throughput during the nine months ended September 30, 2025, was 307 tons per day (the mine is currently permitted to a maximum of an average of 440 tons per day), with silver grades milled of 30.0 ounces per ton. During the year, the mill has relied on existing ore stockpiles as the mine continues to focus on development and ramp up to higher tonnage rates with mining rates of 273 tons per day during the nine months ended September 30, 2025, with material sourced from both the Bermingham and Flame and Moth deposits. Mill throughput, while currently steady, has been negatively impacted by last year's events as described below.

During the three months ended September 30, 2025 and 2024, Keno Hill recorded sales of $47.6 million and $19.8 million, respectively, with the increase due to higher metals sales volumes and realized prices. As a result of higher revenues, Keno Hill generated gross profit of $16.4 million during the three months ended September 30, 2025, and did not transfer any total cost of sales to ramp-up and suspension costs. During the third quarter of 2024, total cost of sales in excess of sales of $10.0 million were reclassified to ramp-up and suspension costs in the Condensed Consolidated Statements of Operations and Comprehensive Income, (Unaudited). During the quarter, Keno Hill recorded capital additions of $14.7 million, primarily related to mine development, cemented tailings backfill plant and phase 2 of the dry stack tailings facility.

During the nine months ended September 30, 2025 and 2024, Keno Hill recorded sales of $90.6 million and $59.6 million, respectively, with the increase in sales attributable to higher realized sales prices and volumes sold. As a result of higher revenues, Keno Hill generated gross profit of $17.7 million during the nine months ended September 30, 2025, and did not transfer any total cost of sales to ramp-up and suspension costs. During the nine months ended September 30, 2024, total cost of sales in excess of sales of $20.4 million were reclassified to ramp-up and suspension costs in the Condensed Consolidated Statements of Operations and Comprehensive Income, (Unaudited). During the nine months ended September 30, 2025, Keno Hill recorded capital additions of $42.2 million, primarily related to mine development, Bermingham surface backfill plant and phase 2 of the dry stack tailings facility.

From commencement of production until late August, 2024, ore production and mill throughput generally increased as planned, leading to increased levels of production (though still not reaching the permitted capacity at the mill). However, starting in mid-2024 and continuing today, Keno Hill has been impacted by external events which have affected permitting, projects and production, and delayed our ability to reach sustained, profitable production. In late June 2024, an unrelated, third party, Victoria Gold, experienced a heap leach failure at its Eagle Mine which is located near Keno Hill. This incident had several immediate and ongoing impacts on our operations. The primary impact was that we were forced to suspend milling operations at Keno Hill between August 27 and October 26, 2024 due to delays in receiving authorizations and permits because the focus of the Yukon Government (“YG”) and the First Nation of Na-Cho Nyäk Dun (“FNNND”) was on the Eagle Mine incident response and not on routine permitting matters. Mill operations and design and construction projects resumed during the fourth quarter of 2024. Our original planned schedule for permitting and projects has been extended, but we are taking steps, including working with regulators, to establish a viable schedule for our operational plans.

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

Then, starting in late October 2024, Keno Hill began experiencing power curtailments when the utility, Yukon Energy, experienced a turbine failure at its Aishihik hydroelectric plant in Whitehorse. That failure and Yukon Energy’s resulting focus on line maintenance, combined with cold temperatures in the Yukon (and the resulting increase in demand for power), caused Yukon Energy to reduce power to Keno Hill, resulting in the operation’s inability to fully power the mine and mill on several occasions in late 2024 and for 8 days in the first quarter of 2025. Temporary power constraints in the Yukon region impacted approximately 130,000 ounces of silver production and labor costs for idled employees of approximately $0.5 million through September 30, 2025. These conditions improved subsequent to the first quarter of 2025 when we experienced no power disruptions by Yukon Energy, and we do not expect any further disruptions as the hydroelectric plant turbine was successfully repaired in the third quarter.

Permitting is one of the most important factors in our ability to reach sustainable, profitable production at Keno Hill. Increased production means a need for increased tailings storage, waste storage, water treatment and discharge, camp space and reliable power, all of which are typical requirements for mines in the expansion phase. These projects require new or modified permits, as well as the capital to implement them. Although we continue to make progress on these normal-course permitting matters, we have yet to make up for the delays described above. In addition, as we develop new zones for ore production at Keno Hill (and our other mines), we are frequently confronted with challenging conditions such as rock quality and ground water volumes. Currently, we are developing new headings at Keno Hill to supplement existing, or replace mined out headings. At some of these new headings, we are encountering more groundwater than expected. The mine's water license has limits on the amount of water that can be discharged from the mine. Although we currently are within permitted water discharge limits, if production from these new zones would cause water discharges greater than the license allows we will need to make alternative arrangements, which likely includes seeking an amendment to our current water license. There can be no assurances that the Yukon Water Board will grant such an amendment. If we are unable to amend our license in a timely manner and we confirm that continued mining in these new zones would lead to discharges in excess of license limits, our options would then include curtailing production to remain within existing permitted discharge limits and/or developing a different operational plan to reduce discharges. Although we consider it unlikely, if none of these potential solutions is achieved, it is possible we would consider pausing production and other mining activities at the impacted areas and reassess our permitting strategy and other future operational aspects of the mine. See the Risk Factor in our 2024 Form 10-K "We are required to obtain governmental permits and other approvals in order to conduct mining operations."

We also continue to face operational challenges such as work force availability, dilution, execution of projects, limited camp space, and the ramp-up of the Company's environmental remediation services group activities (which adds incremental demand on Keno Hill's infrastructure and resources, most notably camp space). As a result, we continue to project 2025 silver production to be comparable to 2024 levels. The projected flat production levels at Keno Hill for 2025 should allow us to focus on (i) permitting, (ii) stakeholder outreach and ensuring we have local support, (iii) projects such as tailings storage expansion and the construction of a cemented tails batch plant, (iv) mine development and (v) meeting the above-mentioned operational challenges.

As stated above, Keno Hill has generated profits at current throughput rates and prices. Our immediate focus is to advance permits and successfully execute infrastructure projects, with the goal of putting the mine on a path toward achieving its current permitted capacity of 440 tons per day which, at current prices, we project would generate positive free cash flow, while preserving expansion optionality beyond 440 tons per day. To reach 440 tons per day throughput, we would need to continue to mine ore from both the Bermingham deposit and the lower grade Flame & Moth deposit. Currently Keno Hill is not configured to sustainably produce 440 tons per day (although the mill has achieved that rate for multiple weeks on end during test run periods). Achieving 440 or higher tons per day would require targeted infrastructure investments, obtaining permits, executing projects, mine development and maintaining community support. If any one of these were not to occur, or if prices were to decrease from current prices, Keno Hill as currently configured would not be profitable, and placing the operation on care and maintenance would be an option. See Item 1A. Risk Factors - We may not realize all of the anticipated benefits from our acquisitions, including our 2022 acquisition of Alexco in our 2024 Form 10-K.

Casa Berardi

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$93,544	$50,308	$234,584	$150,515
Cost of sales and other direct production costs	(44,526)	(34,183)	(131,583)	(109,822)
Depreciation, depletion and amortization	(10,896)	(12,097)	(25,311)	(62,058)
Total cost of sales	(55,422)	(46,280)	(156,894)	(171,880)
Gross profit (loss)	$38,122	$4,028	$77,690	$(21,365)
Tons of ore milled	405,869	369,599	1,190,685	1,118,204
Production:
Gold (ounces)	25,070	20,534	73,688	65,725
Silver (ounces)	6,921	5,578	18,016	18,043
Payable metal quantities sold:
Gold (ounces)	26,761	20,112	71,637	65,079
Silver (ounces)	6,262	3,918	16,745	17,105
Ore grades:
Gold ounces per ton	0.069	0.063	0.072	0.069
Silver ounces per ton	0.02	0.02	0.02	0.02
Total production cost per ton	$98.32	$97.82	$108.78	$100.67
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,582	$1,754	$1,750	$1,707
AISC, After By-product Credits, per Gold Ounce (1)	$1,746	$2,059	$1,871	$1,923
Capital additions	$13,480	$18,606	$45,104	$44,298

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

Since late 2024, as mining underground was nearing the end before transitioning to production coming only from the 160 open pit, we have been strategically reviewing Casa Berardi’s place in our suite of operating mines. This review has coincided with a significant increase in the price of gold and led to opportunities to revise our plans for Casa Berardi. As a result, we currently believe the most compelling option is to continue to operate the mine, while remaining open to other strategic alternatives. At current gold prices, we believe Casa Berardi is capable of continuing cost-effective production from the west underground mine, potentially into 2027. During the third quarter 2025, the Company came to the conclusion the best alternative was to continue to operate the mine, however we will continue to assess strategic alternatives which could include: (i) sale of the asset, (ii) joint venturing the asset, (iii) spin-out of the asset, (iv) continuing to extend the underground mine, (v) purchasing ore from other mines to process at Casa Berardi’s mill, and (vi) accelerating future cash flows to capture part of the current record gold prices through a prepayment structure or other financing arrangement. Even with the underground mining extended, Casa Berardi is expected to produce less gold than its historic production levels, with production expected to conclude at the 160 open pit in 2026, with production in 2027 coming from its stockpiles. Thereafter, the current plan is for Casa Berardi to transition to a new phase focused on developing the Principal and West Mine Crown Pillar open pits. Under this plan production would resume following successful permitting and development during a production gap projected to last between 2028 and 2033. Upon successful completion of permitting, design, and construction of the new open pits (which is not assured), we expect Casa Berardi to generate substantial free cash flow at current gold prices when production resumes. This long-term approach aligns with our commitment to maximizing the value of our assets through strategic mine planning and operational flexibility.

Gross profit increased by $34.1 million to $38.1 million for the three months ended September 30, 2025, compared to a gross profit of $4.0 million in the comparable period in 2024. The increase in gross profit is primarily related to higher realized prices and gold ounces sold, partly offset by higher contractor costs. Capital additions decreased by $5.1 million to $13.5 million during the quarter, compared to the same period in 2024, and primarily related to tailings facility construction.

Gross profit increased by $99.1 million to $77.7 million for the nine months ended September 30, 2025, compared to a gross loss of $21.4 million in the comparable period in 2024. The increase in gross profit is primarily related to higher realized prices and gold ounces sold, partly offset by higher contractor costs. The prior period gross loss also included higher depreciation expense related to accelerated depreciation of the west underground mine and product inventory net realizable value write downs of $6.3 million.

Capital additions of $45.1 million during the year are in line with the prior year and primarily related to tailings facility construction.

Although Casa Berardi generated gross profits during the last four quarters and free cash flow during the last two quarters, it reported gross losses and outflows of cash during the prior three fiscal years. This lack of profitability and free cash flow generation, the expected hiatus in future production discussed above, the uncertainty surrounding permitting and pit design and construction, and the time involved to resolve these uncertainties, has caused us to undertake a review of how Casa Berardi fits into the Company's future strategy. While it is possible we may continue down the path towards future production at the Principal and West Mine Crown Pillar pits, we are also examining potential strategic alternatives as described above.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for Casa Berardi:

Three Months Ended September 30,
2025
2024
1200
1000
800
600
400
200
0
-200
914
1021
405
438
274
303
-11
-8
Mining
Milling
Other cash costs
By-product credits

Nine Months Ended September 30,
2025
2024
1300
1100
900
700
500
300
100
-100
1121
1,047
384
401
255
266
-9
-7
Mining
Milling
Other cash costs
By-product credits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash Cost, Before By-product Credits, per Gold Ounce	$1,593	$1,762	$1,759	$1,714
By-product credits	(11)	(8)	(9)	(7)
Cash Cost, After By-product Credits, per Gold Ounce	$1,582	$1,754	$1,750	$1,707

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
AISC, Before By-product Credits, per Gold Ounce	$1,757	$2,067	$1,880	$1,930
By-product credits	(11)	(8)	(9)	(7)
AISC, After By-product Credits, per Gold Ounce	$1,746	$2,059	$1,871	$1,923

The decrease in Cash Cost After By-product Credits, per Gold Ounce, and AISC, After By-product Credits, per Gold Ounce for the three months ended September 30, 2025, compared to the same period in 2024 was primarily due to higher gold production and lower production costs. AISC, After By-product Credits, per Gold Ounce benefited from lower sustaining capital over the comparable period in 2024.

The increase in Cash Cost After By-product Credits, per Gold Ounce for the nine months ended September 30, 2025, compared to the same period in 2024 was primarily due to higher production costs, partly offset by higher gold production. AISC, After By-product Credits, per Gold Ounce benefited from lower sustaining capital over the comparable period in 2024.

Corporate Matters

Income Taxes

During the three and nine months ended September 30, 2025, an income and mining tax provision of $54.9 million and $103.6 million, resulted in an effective tax rate of 35.3% and 35.6%, respectively. This compares to an income and mining tax provision of $11.5 million and $22.3 million, which resulted in an effective tax rate of 86.7% and 48.3%, respectively, for the three and nine months ended September 30, 2024. The comparability of our income and mining tax provision and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates including non-recognition of foreign exchange gains and losses; (v) percentage depletion; and (vi) the non-recognition of tax assets. The effective tax rate will fluctuate, sometimes significantly, period to period. The change in the effective tax rate during the three and nine months ended September 30, 2025, compared to the comparable periods in 2024 is primarily related to the reported consolidated income as well as the losses incurred at our consolidated Alexco subsidiaries, and our Nevada subsidiaries, for which no tax benefit is recognized due to uncertainty surrounding our ability to utilize these future tax benefits.

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

Reconciliation of Total Cost of Sales to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations and for the Company for the three and nine months ended September 30, 2025 and 2024.

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

In thousands (except per ounce amounts)	Three Months Ended September 30, 2025
	Greens Creek	Lucky Friday	Keno Hill (5)	Corporate (2)	Total Silver
Total cost of sales	$81,658	$44,641	$31,171	$—	$157,470
Depreciation, depletion and amortization	(16,229)	(13,471)	(8,028)	—	(37,728)
Treatment costs	(436)	2,434	—	—	1,998
Change in product inventory	(5,106)	946	—	—	(4,160)
Reclamation and other costs	(715)	(141)	—	—	(856)
Exclusion of Keno Hill cash costs (5)	—	—	(23,143)	—	(23,143)
Cash Cost, Before By-product Credits (1)	59,172	34,409	—	—	93,581
Reclamation and other costs	758	195	—	—	953
Sustaining capital	13,210	18,484	—	1,528	33,222
General and administrative	—	—	—	13,872	13,872
AISC, Before By-product Credits (1)	73,140	53,088	—	15,400	141,628
By-product credits:
Zinc	(22,894)	(7,203)	—	—	(30,097)
Gold	(48,618)	—	—	—	(48,618)
Lead	(6,670)	(14,736)	—	—	(21,406)
Copper	(927)	—	—	—	(927)
Total By-product credits	(79,109)	(21,939)	—	—	(101,048)
Cash Cost, After By-product Credits	$(19,937)	$12,470	$—	$—	$(7,467)
AISC, After By-product Credits	$(5,969)	$31,149	$—	$15,400	$40,580
Ounces produced	2,348	1,337			3,685
Cash Cost, Before By-product Credits, per Ounce	$25.20	$25.73			$25.39
By-product credits per ounce	(33.70)	(16.40)			(27.42)
Cash Cost, After By-product Credits, per Ounce	$(8.50)	$9.33			$(2.03)
AISC, Before By-product Credits, per Ounce	$31.15	$39.70			$38.43
By-product credits per ounce	(33.70)	(16.40)			(27.42)
AISC, After By-product Credits, per Ounce	$(2.55)	23.30			$11.01

In thousands (except per ounce amounts)	Three Months Ended September 30, 2025
	Gold - Casa Berardi	Other (4)	Total Gold and Other
Total cost of sales	$55,422	$16,183	$71,605
Depreciation, depletion and amortization	(10,896)		(10,896)
Treatment costs	40	—	40
Change in product inventory	(4,293)	—	(4,293)
Reclamation and other costs	(326)	—	(326)
Exclusion of Other costs	—	(16,183)	(16,183)
Cash Cost, Before By-product Credits (1)	39,947	—	39,947
Reclamation and other costs	326	—	326
Sustaining capital	3,774	—	3,774
AISC, Before By-product Credits (1)	44,047	—	44,047
By-product credits:
Silver	(273)	—	(273)
Total By-product credits	(273)	—	(273)
Cash Cost, After By-product Credits	$39,674	$—	$39,674
AISC, After By-product Credits	$43,774	$—	$43,774
Divided by ounces produced	25	—	25
Cash Cost, Before By-product Credits, per Ounce	$1,593	$—	$1,593
By-product credits per ounce	(11)	—	(11)
Cash Cost, After By-product Credits, per Ounce	$1,582	$—	$1,582
AISC, Before By-product Credits, per Ounce	$1,757	$—	$1,757
By-product credits per ounce	(11)	—	(11)
AISC, After By-product Credits, per Ounce	$1,746	$—	$1,746

In thousands (except per ounce amounts)	Three Months Ended September 30, 2025
	Total Silver	Total Gold and Other	Total
Total cost of sales	$157,470	$71,605	$229,075
Depreciation, depletion and amortization	(37,728)	(10,896)	(48,624)
Treatment costs	1,998	40	2,038
Change in product inventory	(4,160)	(4,293)	(8,453)
Reclamation and other costs	(856)	(326)	(1,182)
Exclusion of Keno Hill cash costs (5)	(23,143)	—	(23,143)
Exclusion of Other costs	—	(16,183)	(16,183)
Cash Cost, Before By-product Credits (1)	93,581	39,947	133,528
Reclamation and other costs	953	326	1,279
Sustaining capital	33,222	3,774	36,996
General and administrative	13,872	—	13,872
AISC, Before By-product Credits (1)	141,628	44,047	185,675
By-product credits:
Zinc	(30,097)	—	(30,097)
Gold	(48,618)	—	(48,618)
Lead	(21,406)	—	(21,406)
Silver	—	(273)	(273)
Copper	(927)	—	(927)
Total By-product credits	(101,048)	(273)	(101,321)
Cash Cost, After By-product Credits	$(7,467)	$39,674	$32,207
AISC, After By-product Credits	$40,580	$43,774	$84,354
Divided by ounces produced	3,685	25
Cash Cost, Before By-product Credits, per Ounce	$25.39	$1,593
By-product credits per ounce	(27.42)	(11)
Cash Cost, After By-product Credits, per Ounce	$(2.03)	$1,582
AISC, Before By-product Credits, per Ounce	$38.43	$1,757
By-product credits per ounce	(27.42)	(11)
AISC, After By-product Credits, per Ounce	$11.01	$1,746

In thousands (except per ounce amounts)	Three Months Ended September 30, 2024
	Greens Creek	Lucky Friday	Keno Hill (5)	Corporate (2)	Total Silver
Total cost of sales	$73,597	$39,286	$19,809	$—	$132,692
Depreciation, depletion and amortization	(13,948)	(10,681)	(4,218)	—	(28,847)
Treatment costs	5,962	3,650	—	—	9,612
Change in product inventory	(8,125)	106	—	—	(8,019)
Reclamation and other costs	(1,825)	(241)	—	—	(2,066)
Exclusion of Keno Hill cash costs (5)	—	—	(15,591)	—	(15,591)
Cash Cost, Before By-product Credits (1)	55,661	32,120	—	—	87,781
Reclamation and other costs	786	303	—	—	1,089
Sustaining capital	10,558	10,862	—	42	21,462
General and administrative	—	—	—	10,401	10,401
AISC, Before By-product Credits (1)	67,005	43,285	—	10,443	120,733
By-product credits:
Zinc	(22,126)	(7,046)	—	—	(29,172)
Gold	(25,430)	—	—	—	(25,430)
Lead	(5,970)	(13,245)	—	—	(19,215)
Copper	(409)	—	—	—	(409)
Total By-product credits	(53,935)	(20,291)	—	—	(74,226)
Cash Cost, After By-product Credits	$1,726	$11,829	$—	$—	$13,555
AISC, After By-product Credits	$13,070	$22,994	$—	$10,443	$46,507
Divided by ounces produced	1,857	1,185			3,042
Cash Cost, Before By-product Credits, per Ounce	$29.97	$27.11			$28.86
By-product credits per ounce	(29.04)	(17.13)			(24.40)
Cash Cost, After By-product Credits, per Ounce	$0.93	$9.98			$4.46
AISC, Before By-product Credits, per Ounce	$36.08	$36.53			$39.69
By-product credits per ounce	(29.04)	(17.13)			(24.40)
AISC, After By-product Credits, per Ounce	$7.04	$19.40			$15.29

In thousands (except per ounce amounts)	Three Months Ended September 30, 2024
	Gold - Casa Berardi	Other (4)	Total Gold and Other
Total cost of sales	$46,280	$6,827	$53,107
Depreciation, depletion and amortization	(12,097)	—	(12,097)
Treatment costs	36	—	36
Change in product inventory	2,176	—	2,176
Reclamation and other costs	(207)	—	(207)
Exclusion of Other costs	—	(6,827)	(6,827)
Cash Cost, Before By-product Credits (1)	36,188	—	36,188
Reclamation and other costs	207	—	207
Sustaining capital	6,054	—	6,054
AISC, Before By-product Credits (1)	42,449	—	42,449
By-product credits:
Silver	(163)	—	(163)
Total By-product credits	(163)	—	(163)
Cash Cost, After By-product Credits	$36,025	$—	$36,025
AISC, After By-product Credits	$42,286	$—	$42,286
Divided by ounces produced	21	—	21
Cash Cost, Before By-product Credits, per Ounce	$1,762	$—	$1,762
By-product credits per ounce	(8)	—	(8)
Cash Cost, After By-product Credits, per Ounce	$1,754	$—	$1,754
AISC, Before By-product Credits, per Ounce	$2,067	$—	$2,067
By-product credits per ounce	(8)	—	(8)
AISC, After By-product Credits, per Ounce	$2,059	$—	$2,059

In thousands (except per ounce amounts)	Three Months Ended September 30, 2024
	Total Silver	Total Gold and Other	Total
Total cost of sales	$132,692	$53,107	$185,799
Depreciation, depletion and amortization	(28,847)	(12,097)	(40,944)
Treatment costs	9,612	36	9,648
Change in product inventory	(8,019)	2,176	(5,843)
Reclamation and other costs	(2,066)	(207)	(2,273)
Exclusion of Other costs	—	(6,827)	(6,827)
Exclusion of Keno Hill cash costs (5)	(15,591)	—	(15,591)
Cash Cost, Before By-product Credits (1)	87,781	36,188	123,969
Reclamation and other costs	1,089	207	1,296
Sustaining capital	21,462	6,054	27,516
General and administrative	10,401	—	10,401
AISC, Before By-product Credits (1)	120,733	42,449	163,182
By-product credits:
Zinc	(29,172)	—	(29,172)
Gold	(25,430)	—	(25,430)
Lead	(19,215)	—	(19,215)
Copper	(409)	—	(409)
Silver	—	(163)	(163)
Total By-product credits	(74,226)	(163)	(74,389)
Cash Cost, After By-product Credits	$13,555	$36,025	$49,580
AISC, After By-product Credits	$46,507	$42,286	$88,793
Divided by ounces produced	3,042	21
Cash Cost, Before By-product Credits, per Ounce	$28.86	$1,762
By-product credits per ounce	(24.40)	(8)
Cash Cost, After By-product Credits, per Ounce	$4.46	$1,754
AISC, Before By-product Credits, per Ounce	$39.69	$2,067
By-product credits per ounce	(24.40)	(8)
AISC, After By-product Credits, per Ounce	$15.29	$2,059

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2025
	Greens Creek	Lucky Friday	Keno Hill (5)	Corporate (2)	Total Silver
Total cost of sales	$210,217	$130,976	$72,923	$—	$414,116
Depreciation, depletion and amortization	(42,715)	(40,171)	(15,971)	—	(98,857)
Treatment costs	706	7,451	—	—	8,157
Change in product inventory	3,227	332	—	—	3,559
Reclamation and other costs	(965)	(574)	—	—	(1,539)
Exclusion of Keno Hill cash costs (5)	—	—	(56,952)	—	(56,952)
Cash Cost, Before By-product Credits (1)	170,470	98,014	—	—	268,484
Reclamation and other costs	2,272	585	—		2,857
Sustaining capital	28,846	49,623	—	3,823	82,292
General and administrative	—	—	—	38,411	38,411
AISC, Before By-product Credits (1)	201,588	148,222	—	42,234	392,044
By-product credits:
Zinc	(69,780)	(21,273)	—	—	(91,053)
Gold	(135,789)	—	—	—	(135,789)
Lead	(19,371)	(43,487)	—	—	(62,858)
Copper	(2,527)	—	—	—	(2,527)
Total By-product credits	(227,467)	(64,760)	—	—	(292,227)
Cash Cost, After By-product Credits	$(56,997)	$33,254	$—	$—	$(23,743)
AISC, After By-product Credits	$(25,879)	$83,462	$—	$42,234	$99,817
Divided by ounces produced	6,773	4,010			10,783
Cash Cost, Before By-product Credits, per Ounce	$25.17	$24.44			$24.90
By-product credits per ounce	(33.58)	(16.15)			(27.10)
Cash Cost, After By-product Credits, per Ounce	$(8.41)	$8.29			$(2.20)
AISC, Before By-product Credits, per Ounce	$29.76	$36.96			$36.36
By-product credits per ounce	(33.58)	(16.15)			(27.10)
AISC, After By-product Credits, per Ounce	$(3.82)	$20.81			$9.26

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2025
	Casa Berardi	Other (4)	Total Gold and Other
Total cost of sales	$156,894	$29,903	$186,797
Depreciation, depletion and amortization	(25,311)	—	(25,311)
Treatment costs	129	—	129
Change in product inventory	(1,097)	—	(1,097)
Reclamation and other costs	(962)	—	(962)
Exclusion of Other costs	—	(29,903)	(29,903)
Cash Cost, Before By-product Credits (1)	129,653	—	129,653
Reclamation and other costs	962	—	962
Sustaining capital	7,910	—	7,910
AISC, Before By-product Credits (1)	138,525	—	138,525
By-product credits:
Silver	(640)	—	(640)
Total By-product credits	(640)	—	(640)
Cash Cost, After By-product Credits	$129,013	$—	$129,013
AISC, After By-product Credits	$137,885	$—	$137,885
Divided by ounces produced	74	—	74
Cash Cost, Before By-product Credits, per Ounce	$1,759	$—	$1,759
By-product credits per ounce	(9)	—	(9)
Cash Cost, After By-product Credits, per Ounce	$1,750	$—	$1,750
AISC, Before By-product Credits, per Ounce	$1,880	$—	$1,880
By-product credits per ounce	(9)	—	(9)
AISC, After By-product Credits, per Ounce	$1,871	$—	$1,871

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2025
	Total Silver	Total Gold and Other	Total
Total cost of sales	$414,116	$186,797	$600,913
Depreciation, depletion and amortization	(98,857)	(25,311)	(124,168)
Treatment costs	8,157	129	8,286
Change in product inventory	3,559	(1,097)	2,462
Reclamation and other costs	(1,539)	(962)	(2,501)
Exclusion of Keno Hill cash costs (5)	(56,952)	—	(56,952)
Exclusion of Other costs	—	(29,903)	(29,903)
Cash Cost, Before By-product Credits (1)	268,484	129,653	398,137
Reclamation and other costs	2,857	962	3,819
Sustaining capital	82,292	7,910	90,202
General and administrative	38,411	—	38,411
AISC, Before By-product Credits (1)	392,044	138,525	530,569
By-product credits:
Zinc	(91,053)	—	(91,053)
Gold	(135,789)	—	(135,789)
Lead	(62,858)	—	(62,858)
Copper	(2,527)	—	(2,527)
Silver	—	(640)	(640)
Total By-product credits	(292,227)	(640)	(292,867)
Cash Cost, After By-product Credits	$(23,743)	$129,013	$105,270
AISC, After By-product Credits	$99,817	$137,885	$237,702
Divided by ounces produced	10,783	74
Cash Cost, Before By-product Credits, per Ounce	$24.90	$1,759
By-product credits per ounce	(27.10)	(9)
Cash Cost, After By-product Credits, per Ounce	$(2.20)	$1,750
AISC, Before By-product Credits, per Ounce	$36.36	$1,880
By-product credits per ounce	(27.10)	(9)
AISC, After By-product Credits, per Ounce	$9.26	$1,871

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2024
	Greens Creek	Lucky Friday	Keno Hill(5)	Corporate (2)	Total Silver
Total cost of sales	$200,240	$104,328	$59,606	$—	$364,174
Depreciation, depletion and amortization	(39,707)	(29,300)	(12,549)	—	(81,556)
Treatment costs	21,755	9,619	—	—	31,374
Change in product inventory	(3,025)	602	—	—	(2,423)
Reclamation and other costs	(3,362)	(654)	—	—	(4,016)
Exclusion of Lucky Friday cash costs (3)	—	(3,634)	—	—	(3,634)
Exclusion of Keno Hill cash costs (5)	—	—	(47,057)	—	(47,057)
Cash Cost, Before By-product Credits (1)	175,901	80,961	—	—	256,862
Reclamation and other costs	2,356	708	—	—	3,064
Sustaining capital	29,885	32,430	—	1,143	63,458
Exclusion of Lucky Friday sustaining costs	—	(5,396)	—	—	(5,396)
General and administrative	—	—	—	36,357	36,357
AISC, Before By-product Credits (1)	208,142	108,703	—	37,500	354,345
By-product credits:
Zinc	(64,205)	(18,537)	—	—	(82,742)
Gold	(80,826)	—	—	—	(80,826)
Lead	(19,769)	(40,432)	—	—	(60,201)
Copper	(409)	—	—	—	(409)
Exclusion of Lucky Friday by-product credits (3)	—	3,943	—	—	3,943
Total By-product credits	(165,209)	(55,026)	—	—	(220,235)
Cash Cost, After By-product Credits	$10,692	$25,935	$—	$—	$36,627
AISC, After By-product Credits	$42,933	$53,677	$—	$37,500	$134,110
Ounces produced	6,579	3,554			10,133
Exclusion of Lucky Friday ounces produced	—	(253)			(253)
Divided by ounces produced	6,579	3,301			9,880
Cash Cost, Before By-product Credits, per Ounce	$26.73	$24.53			$26.00
By-product credits per ounce	(25.11)	(16.67)			(22.29)
Cash Cost, After By-product Credits, per Ounce	$1.62	$7.86			$3.71
AISC, Before By-product Credits, per Ounce	$31.64	$32.93			$35.86
By-product credits per ounce	(25.11)	(16.67)			(22.29)
AISC, After By-product Credits, per Ounce	$6.53	$16.26			$13.57

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2024
	Casa Berardi	Other (4)	Total Gold and Other
Total cost of sales	$171,880	$14,340	$186,220
Depreciation, depletion and amortization	(62,058)	—	(62,058)
Treatment costs	112	—	112
Change in product inventory	3,365	—	3,365
Reclamation and other costs	(622)	—	(622)
Exclusion of Other costs	—	(14,340)	(14,340)
Cash Cost, Before By-product Credits (1)	112,677	—	112,677
Reclamation and other costs	622	—	622
Sustaining capital	13,582	—	13,582
AISC, Before By-product Credits (1)	126,881	—	126,881
By-product credits:
Silver	(489)	—	(489)
Total By-product credits	(489)	—	(489)
Cash Cost, After By-product Credits	$112,188	$—	$112,188
AISC, After By-product Credits	$126,392	$—	$126,392
Divided by ounces produced	66	—	66
Cash Cost, Before By-product Credits, per Ounce	$1,714	$—	$1,714
By-product credits per ounce	(7)	—	(7)
Cash Cost, After By-product Credits, per Ounce	$1,707	$—	$1,707
AISC, Before By-product Credits, per Ounce	$1,930	$—	$1,930
By-product credits per ounce	(7)	—	(7)
AISC, After By-product Credits, per Ounce	$1,923	$—	$1,923

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2024
	Total Silver	Total Gold and Other	Total
Total cost of sales	$364,174	$186,220	$550,394
Depreciation, depletion and amortization	(81,556)	(62,058)	(143,614)
Treatment costs	31,374	112	31,486
Change in product inventory	(2,423)	3,365	942
Reclamation and other costs	(4,016)	(622)	(4,638)
Exclusion of Lucky Friday cash costs	(3,634)	—	(3,634)
Exclusion of Keno Hill cash costs	(47,057)	—	(47,057)
Exclusion of Other costs	—	(14,340)	(14,340)
Cash Cost, Before By-product Credits (1)	256,862	112,677	369,539
Reclamation and other costs	3,064	622	3,686
Sustaining capital	63,458	13,582	77,040
Exclusion of Lucky Friday sustaining costs	(5,396)	—	(5,396)
General and administrative	36,357	—	36,357
AISC, Before By-product Credits (1)	354,345	126,881	481,226
By-product credits:
Zinc	(82,742)	—	(82,742)
Gold	(80,826)	—	(80,826)
Lead	(60,201)	—	(60,201)
Copper	(409)	—	(409)
Silver	—	(489)	(489)
Exclusion of Lucky Friday by-product credits	3,943	—	3,943
Total By-product credits	(220,235)	(489)	(220,724)
Cash Cost, After By-product Credits	$36,627	$112,188	$148,815
AISC, After By-product Credits	$134,110	$126,392	$260,502
Ounces produced	$10,133	$66
Exclusion of Lucky Friday ounces produced	$(253)	$—
Divided by ounces produced	9,880	66
Cash Cost, Before By-product Credits, per Ounce	$26.00	$1,714
By-product credits per ounce	(22.29)	(7)
Cash Cost, After By-product Credits, per Ounce	$3.71	$1,707
AISC, Before By-product Credits, per Ounce	$35.86	$1,930
By-product credits per ounce	(22.29)	(7)
AISC, After By-product Credits, per Ounce	$13.57	$1,923

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

(4)
Other includes $16.2 million and $29.9 million of total cost of sales for the three and nine months ended September 30, 2025, respectively related to our environmental remediation services business, and $6.8 million and $14.3 million of total cost of sales for the three and nine months ended September 30, 2024.

(5)
Keno Hill is in the ramp-up phase of production and is excluded from the calculation of Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

Financial Liquidity and Capital Resources

We have a disciplined cash management strategy of maintaining financial flexibility to execute our capital priorities and provide long-term value to our stockholders. Consistent with that strategy, we aim to maintain an acceptable level of debt and sufficient liquidity to fund debt service costs, operations, capital expenditures, exploration and pre-development projects, while returning cash to stockholders through dividends and potential share repurchases.

At September 30, 2025, we had $133.9 million in cash and cash equivalents, of which $16.8 million was held in foreign subsidiaries' local currency that we anticipate utilizing for near-term operating, exploration or capital costs by those foreign subsidiaries. At September 30, 2025, we had no amount drawn on our $225 million credit facility, with $6.7 million used for letters of credit, leaving $218.3 million available for borrowings. We also have USD cash and cash equivalent balances held by our foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from our U.S. operations are adequate to fund our U.S. operations and corporate activities.

Pursuant to our common stock dividend policy described in Note 12 of Notes to Consolidated Financial Statements in our consolidated financial statements and notes for the year ended December 31, 2024, our Board of Directors declared and paid dividends on our common and preferred stock of $2.7 million (2024: $8.7 million) and $7.7 million (2024: $16.7 million) during the three and nine months ended September 30, 2025 and 2024, respectively. Our common stock dividend policy anticipates paying an annual minimum dividend of $0.015 per share. Prior to the first quarter of 2025, our dividend policy previously had an additional silver-linked component which tied the amount of declared common stock dividends to our realized silver price for the preceding quarter.

The declaration and payment of dividends on our common stock is at the sole discretion of our Board of Directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

Pursuant to our stock repurchase program described in Note 12 of Notes to Consolidated Financial Statements in our consolidated financial statements and notes for the year ended December 31, 2024, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of September 30, 2025 and December 31, 2024, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. We have not repurchased any shares since June 2014.

As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited) pursuant to an equity distribution agreement dated February 18, 2021, as of September 30, 2025, there were 197,988 remaining shares of our common stock that we may offer and sell from time to time in “at-the-market” offerings. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The equity distribution agreement can be terminated by us at any time. Any sales of shares under that agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. During the nine months ended September 30, 2025, we sold 35,959,328 shares under the agreement, with the proceeds utilized to repay debt.

As a result of our current cash balances, the expected performance of our operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability under our Credit Agreement, we believe we will be able to meet our obligations and other potential cash requirements during the next 12 months and beyond. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes; interest payments under our Credit Agreement; ramp up and suspension costs; capital expenditures at our operations; potential acquisitions of other mining companies or properties; regulatory matters; litigation; potential repurchases of our common stock under the program described above; and payment of dividends on common stock, if declared by our Board of Directors. On August 1, 2025, we issued a notice of redemption for a portion of our Senior Notes and redeemed $212 million of our Senior Notes plus a call premium of $3.8 million. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

We currently estimate a range of approximately $222 to $242 million (before any lease financing) will be invested in 2025 on capital expenditures, primarily for equipment, infrastructure, and development at our mines, including $170.0 million already incurred as of September 30, 2025. We also estimate exploration and pre-development expenditures will total approximately $28.0 million in 2025, including $22.9 million already incurred as of September 30, 2025. Our expenditures for these items and our related plans for

2025 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility (which requires compliance with certain financial and other covenants), and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, poor results of our operating units, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We may also pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

Our liquid assets include (in millions):

	September 30, 2025	December 31, 2024
Cash and cash equivalents held in U.S. dollars	$117.1	$24.5
Cash and cash equivalents held in foreign currency	16.8	2.4
Total cash and cash equivalents	133.9	26.9
Marketable equity securities - current and non-current	68.3	33.2
Total cash, cash equivalents and investments	$202.2	$60.1

Cash and cash equivalents increased by $107.0 million in the first nine months of 2025. Cash held in foreign currencies represents balances in Canadian dollars and Mexican Pesos. The value of non-current marketable equity securities increased by $35.1 million.

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash provided by operating activities (in millions)	$345.6	$150.8

Cash provided by operating activities for the nine months ended September 30, 2025, of $345.6 million represents a $194.8 million increase compared to the $150.8 million of cash provided by operations during the same period of 2024. $175.5 million of the variance was attributable to higher income adjusted for non-cash items, reflecting higher net income driven by higher revenues, partly offset by lower non-cash depreciation, depletion and amortization expense, and an improvement of $19.2 million in working capital and other asset and liability changes.

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash used in investing activities (in millions)	$(165.6)	$(152.3)

During the nine months ended September 30, 2025, we invested $170.0 million in capital expenditures across our operations, an increase of $16.0 million compared to the same period in 2024. Cash used in investing activities of $165.6 million includes $3.7 million and $0.7 million of proceeds received from the sale of investments and long-lived assets, respectively.

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash used in financing activities (in millions)	$(73.2)	$(82.4)

During the nine months ended September 30, 2025, we had net repayments of $23.0 million on our revolving credit facility resulting in no amount drawn on September 30, 2025. In addition, during the nine months ended September 30, 2025 and 2024:

•
we paid cash dividends on our common and preferred stock totaling $7.7 million and $16.7 million, respectively;
•
we made repayments on our finance leases of $6.6 million and $7.8 million, respectively;
•
we issued stock under our ATM program described above for net proceeds of $216.2 million and $58.4 million, respectively; and
•
we repaid $212 million of the Senior Notes (plus $3.8 million call premium) and repaid the IQ Notes for an amount of $35.4 million on their maturity date.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, credit facility, outstanding purchase orders (including certain capital expenditures) and lease arrangements as of September 30, 2025 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$36,449	$—	$—	$—	$36,449
Credit facility(2)	1,605	1,638	1,319	—	4,562
Finance lease commitments (3)	8,278	6,981	1,988	—	17,247
Operating lease commitments (4)	2,072	2,617	2,264	4,983	11,936
Senior Notes (5)	19,068	289,277	—	—	308,345
Total contractual cash obligations	$67,472	$300,513	$5,571	$4,983	$378,539

(1)
Consists of open purchase orders and commitments of approximately $10.7 million, $5.6 million, $7.1 million, $8.0 million and $5.0 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, Casa Berardi and Other Operations, respectively.

(2)
The Credit Agreement provides for a $225 million revolving credit facility. We had no amount drawn and $6.7 million in letters of credit outstanding as of September 30, 2025. The amounts in the table above assume no additional amounts will be drawn in future periods, and include only the standby fee on the current undrawn balance and accrued interest. For more information on our credit facility, see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)
Includes scheduled finance lease payments of $1.4 million, $3.0 million, $9.9 million, and $3.0 million for equipment at Greens Creek, Lucky Friday, Casa Berardi, and Keno Hill, respectively.

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

(5)
On February 19, 2020, we completed an offering of $475 million in aggregate principal amount of our Senior Notes due February 15, 2028. The Senior Notes bear interest at a rate of 7.25% per year, with interest payable on February 15 and August 15 of each year, which were partially redeemed on August 18, 2025 for a redemption premium of $3.8 million. See Notes 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters. At September 30, 2025, our liabilities for these matters totaled $127.8 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Critical Accounting Estimates

There have been no significant changes to the critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K.

Off-Balance Sheet Arrangements

At September 30, 2025, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of September 30, 2025
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$116,580	$16,716	$614	$—	$133,910
Other current assets	128,150	176,626	29,559	(80,738)	253,597
Properties, plants, equipment and mineral interests, net	603	2,724,298	8,098	—	2,732,999
Intercompany receivable (payable)	(468,003)	(621,403)	611,868	477,538	—
Investments in subsidiaries	2,544,379	(52)	—	(2,544,327)	—
Other non-current assets	521,725	25,579	46,738	(492,706)	101,336
Total assets	$2,843,434	$2,321,764	$696,877	$(2,640,233)	$3,221,842
Liabilities and Stockholders' Equity
Current liabilities	$42,318	$194,852	$40,801	$(98,001)	$179,970
Long-term debt	261,974	7,921	(57)	—	269,838
Non-current portion of accrued reclamation	—	113,259	1,464	—	114,723
Non-current deferred tax liability	85,897	107,178	1,296	2,147	196,518
Other non-current liabilities	3,599	7,550	—	—	11,149
Stockholders' equity	2,449,646	1,891,004	653,373	(2,544,379)	2,449,644
Total liabilities and stockholders' equity	$2,843,434	$2,321,764	$696,877	$(2,640,233)	$3,221,842

	As of December 31, 2024
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$14,755	$11,624	$489	$—	$26,868
Other current assets	37,143	125,698	24,443	—	$187,284
Properties, plants, equipment and mineral interests - net	603	2,685,407	8,109	—	$2,694,119
Intercompany receivable (payable)	(437,765)	(650,923)	594,307	494,381	$—
Investments in subsidiaries	2,451,783	(52)	—	(2,451,731)	$—
Other non-current assets	502,802	21,686	28,775	(480,474)	$72,789
Total assets	$2,569,321	$2,193,440	$656,123	$(2,437,824)	$2,981,060
Liabilities and Stockholders' Equity
Current liabilities	$41,612	$156,652	$24,099	$(24,525)	$197,838
Long-term debt	464,075	6,406	(37)	38,483	$508,927
Non-current portion of accrued reclamation	—	109,650	1,512	—	$111,162
Non-current deferred tax liability	24,122	86,141	3	—	$110,266
Other non-current liabilities	—	13,353	—	—	$13,353
Stockholders' equity	2,039,512	1,821,238	630,546	(2,451,782)	$2,039,514
Total liabilities and stockholders' equity	$2,569,321	$2,193,440	$656,123	$(2,437,824)	$2,981,060

Unaudited Interim Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2025
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(9,836)	$984,744	$—	$—	$974,908
Cost of sales	(3,514)	(473,231)	—	—	(476,745)
Depreciation, depletion, amortization	—	(124,168)	—	—	(124,168)
General and administrative	(13,666)	(22,920)	(1,825)	—	(38,411)
Exploration and pre-development	(385)	(21,305)	(1,174)	—	(22,864)
Equity in earnings of subsidiaries	207,114	—	—	(207,114)	—
Other income (expense)	71,646	(57,686)	13,576	(49,370)	(21,834)
Income before income and mining taxes	251,359	285,434	10,577	(256,484)	290,886
Benefit (provision) from income taxes	(64,054)	(85,472)	(3,426)	49,369	(103,583)
Net income	187,305	199,962	7,151	(207,115)	187,303
Preferred stock dividends	(414)	—	—	—	(414)
Income applicable to common stockholders	$186,891	$199,962	$7,151	$(207,115)	$186,889
Net income	187,305	199,962	7,151	(207,115)	187,303
Changes in comprehensive income	1,290	—	—	—	1,290
Comprehensive income	$188,595	$199,962	$7,151	$(207,115)	$188,593

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risks and risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at September 30, 2025, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Part II, Item 1A. - Risk Factors of this Form 10-Q, Part I, Item 1A. – Risk Factors of our 2024 Form 10-K and Part II, Item 1A. - Risk Factors in our first and second quarter Form 10-Q).

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

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer. Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our 2024 Form 10-K). At September 30, 2025, hedged metals contained in concentrate sales and exposed to future price changes totaled 0.8 million ounces of silver, 9,150 tons of zinc and 5,400 tons of lead. If the price for each metal were to change by 10%, the change in the total value of the hedged concentrates sold would be approximately $7.1 million. As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc, lead and copper sales.

Commodity-Price Risk Management

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for a description of our commodity-price risk management program.

Foreign Currency Risk Management

We operate and have mining interests in Canada, which exposes us to risks associated with fluctuations in the exchange rates between the USD and the CAD. We determined the functional currency for our Canadian operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD to USD are recorded to earnings each period. For the three and nine months ended September 30, 2025, we recognized a net foreign exchange gain of $0.3 million and net foreign exchange loss of $3.6 million, compared to a net foreign exchange loss of $3.2 million and a net foreign exchange gain of $3.4 million for the three and nine months ended September 30, 2024. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at September 30, 2025 would have resulted in a change of approximately $7.9 million in our net foreign exchange gain or loss. We do not hedge the remeasurement of monetary assets and liabilities. We do hedge some of our operating and capital costs denominated in CAD.

See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for a description of our foreign currency risk management program.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of September 30, 2025, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Item 1A. – Risk Factors of our 2024 Form 10-K and Part II, Item 1A. - Risk Factors in our first and second quarter Form 10-Q set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.

Mine closure and reclamation regulations impose substantial costs on our operations and include requirements that we provide financial assurance supporting those obligations. These costs could significantly increase and we might not be able to provide financial assurance.

We are required by U.S. federal and state laws and regulations and by laws and regulations in the foreign jurisdictions in which we operate to reclaim our mining properties, which typically includes filing of a closure plan with the applicable regulator. The specific requirements may change and vary among jurisdictions, but they are similar in that they aim to minimize long term effects of exploration and mining disturbance by requiring the control of possible deleterious effluents and re-establishment to some degree of pre-disturbance land forms and vegetation. Mine closure plans are subject to periodic review and update requirements. In the course of reviewing or updating closure plans, it is common for the estimates, plans, costs and other details of the plan to be revised. Some of these revisions can be significant, including estimated closure cost increases. For example, our Casa Berardi mine is likely to soon update its mine closure plan. Currently we have recorded a $18.5 million liability for reclamation and closure costs at Casa Berardi. We believe that it is possible that we may need to materially increase that liability to reflect the updated closure plan. See the risk factors in our 2024 Form 10-K, “Our environmental and asset retirement obligations may exceed the provisions we have made,” “Our accounting and other estimates may be imprecise” and “We are required to obtain governmental permits and other approvals in order to conduct mining operations.”

In some cases, we are required to provide financial assurances as security for reclamation costs, which may exceed our estimates for such costs. Similarly, our reclamation costs may exceed the financial assurances in place and those assurances may ultimately be unavailable to us. We often satisfy financial assurance requirements by posting surety bonds or cash collateral however, we may be unable to obtain the required surety bonds or may not have the resources to provide cash collateral, and the bonds or collateral may not fully cover the cost of reclamation and any such shortfall could have a material adverse impact on our financial condition. Further, when we use the services of a surety company to provide the required bond for reclamation, the surety companies often require us to post collateral with them. Currently we utilize letters of credit issued under our revolving credit facility as the source of such collateral, and as a result, there are less funds available for us to borrow under the facility for other purposes. In the event that we are unable to obtain necessary bonds or to post sufficient collateral, we may experience a material adverse effect on our operations or financial results. See the risk factors below in our 2024 Form 10-K, “Our existing stockholders are effectively subordinated to the holders of our Senior Notes", “Any downgrade in the credit ratings assigned to us or our debt securities could increase future borrowing costs, adversely affect the availability of new financing and may result in increased collateral requirements under our existing surety bond portfolio,” and “Mine closure and reclamation regulations impose substantial costs on our operations, and include requirements that we provide financial assurance supporting those obligations. These costs could significantly increase, and we might not be able to provide financial assurance.”

The EPA and other state, provincial or federal agencies may also require financial assurance for investigation and remediation actions that are required under settlements of enforcement actions under CERCLA or equivalent state or foreign regulations. Currently there are no financial assurance requirements for active mining operations under CERCLA, and a lawsuit filed by several environmental organizations which sought to require the EPA to adopt financial assurance rules for mining companies with active mining operations was dismissed by a federal court. In the future, financial assurance rules under CERCLA, if adopted, could be financially material and adverse to us. See the risk factors in our 2024 Form 10-K, “Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations. Compliance with environmental regulations, and litigation based on such regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities” and “We are required to obtain governmental permits and other approvals in order to conduct mining operations.”

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this Quarterly Report.

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – September 30, 2025

Index to Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine safety information listed in Section 1503 of the Dodd-Frank Act.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document. **
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents **
104	Cover page formatted as Inline XBRL and contained in Exhibit 101 **

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

HECLA MINING COMPANY
(Registrant)

Date:	November 5, 2025	By:	/s/ Rob Krcmarov
Rob Krcmarov, President and Chief Executive Officer,
Director

Date:	November 5, 2025	By:	/s/ Russell D. Lawlar
Russell D. Lawlar, Senior Vice President,
Chief Financial Officer