Form 10-K
period 2025-12-31
HECLA MINING CO/DE/
filed 2026-02-17
CIK 719413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

Form 10-K

____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates was $3,940,331,126 as of June 30, 2025. There were 663,074,925 shares of the registrant’s Common Stock outstanding as of June 30, 2025, and 670,349,801 shares outstanding as of February 12, 2026.

Documents incorporated by reference herein:

To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2026 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the registrant’s 2025 fiscal year, is incorporated herein by reference. See Part III.

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

•
An extended decline in metals prices, an increase in operating or capital costs or treatment and refining charges, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations.

•
We have had losses that could reoccur in the future. Our ability to recognize the benefits of deferred tax assets related to net operating loss carryforwards and other items is dependent upon future cash flows and taxable income.

•
Our accounting and other estimates may be imprecise.

•
Risks relating to our pending sale of Casa Berardi.

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

•
Efforts to expand the finite lives of our mines may not be successful or could result in significant demands on our liquidity, which could hinder our growth and our costs of extending existing reserves or development of new orebodies and other capital costs may be higher and provide less return than we estimated. Our mineral reserve and resource estimates may be imprecise.

•
Our ability to market our metals production depends on the availability of smelters and/or refining facilities, and our operations and financial results may be affected by disruptions or unavailability of such facilities. Shortages of critical parts and equipment may adversely affect our development projects.

•
We derive a significant amount of revenue from a relatively small number of customers and occasionally enter into concentrate spot market sales with metal traders.

•
Our foreign activities are subject to additional inherent risks. Our operations and properties in Canada expose us to additional political risks.

•
Certain of our mines and exploration properties are located on land that is or may become subject to competing title claims and/or claims of cultural significance.

•
We may be subject to a number of unanticipated risks related to inadequate infrastructure.

•
We face inherent risks in acquisitions of other mining companies or properties that may adversely impact our growth strategy.

•
The properties we acquire may not produce as expected, and we may be unable to determine reserve potential, identify liabilities associated with the acquired properties or obtain protection from sellers against such liabilities. We may be unable to successfully integrate the operations of the properties we acquire. We may not realize all of the anticipated benefits from our acquisitions, including our 2022 acquisition of Alexco Resource Corp. ("Alexco").

•
Issues we have faced at certain segments could require us to write-down the carrying value of associated long-lived assets. We could face similar issues at our other segments.

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

•
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

•
We are currently involved in ongoing legal disputes that may materially adversely affect us. Legal challenges could prevent exploration projects from being developed or existing mines from future expansion. The titles to some of our properties may be defective or challenged.

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

•
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

•
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

The silver, zinc and precious metals concentrates and carbon material we produce are sold to custom smelters, metal traders and third-party processors, and the unrefined doré we produce is sold to refiners or further refined before sale of the metals to traders. As of December 31, 2025, we were organized and managed in four segments that encompass our operating mines and significant assets being Greens Creek, Lucky Friday, Keno Hill and Casa Berardi.

Our current business strategy is to focus our financial and human resources in the following areas:

•
operating our properties safely, in an environmentally responsible and cost-effective manner;
•
strengthening our balance sheet to preserve our financial position in varying metals price and operational environments, improve our capital allocation framework with a focus on Return On Invested Capital ("ROIC") and generate free cash flow;
•
improving and optimizing operations at all sites, which includes incurring costs for new technologies and equipment, and implementing standardized systems and processes;
•
optimizing our asset portfolio and identification of growth opportunities;
•
expanding our proven and probable reserves, mineral resources and production capacity at our properties;
•
advancing the development and ramp up of the Keno Hill mine to commercial production and sustained profitability;
•
seeking opportunities to acquire and invest in mining and exploration properties and companies;
•
advancing permitting of the Libby Exploration project in Montana (50 miles from Lucky Friday);
•
enhancing our ESG performance and risk management systems;
•
building high-performing teams and strengthening our organizational capabilities; and
•
maintaining and investing in exploration and pre-development projects in the vicinities of mining districts and projects we believe to be under-explored and under-invested: Greens Creek on Alaska's Admiralty Island located near Juneau; North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; our projects located in two districts in Nevada; our projects in the Keno Hill mining district in the Yukon Territory, Canada; northwestern Montana; and the Republic Mining District in Washington state.

On January 26, 2026, following a review of how Casa Berardi fits into our future strategy, we announced that we entered into a material definitive agreement to sell our wholly-owned subsidiary Hecla Quebec Inc., which owns the Casa Berardi operation to Orezone Gold Corporation (“Orezone”) for up to $593 million in total consideration including:

(i)
Cash consideration of $160 million upon closing;
(ii)
Equity consideration of approximately 65.7 million Orezone common shares to be issued at closing (valued at $112 million as of January 26, 2026);
(iii)
Deferred cash consideration of $30 million and $50 million to be paid at 18 months and 30 months, respectively, from the closing date; and

(iv)
Contingent consideration of up to $241 million consisting of:
a.
Production-based royalty payment of up to $211 million ($80/ounce for the first 500,000 ounces, then $180/ounce thereafter from open pit operations)
b.
Permit receipt payment of $20 million upon grant of permits
c.
Gold price-linked payment of up to $10 million at gold price exceeding $4,200/ounce

Under the terms of the transaction, Orezone is entitled to reduce future deferred cash payments or contingent royalty payments owed to us if the financial assurance required under Casa Berardi’s updated closure plan exceeds $150.0 million, by 50% of such excess amount. This excludes amounts arising from the mine's post-closing actions that increase the closure scope beyond what is currently contemplated. See Section1A. Risk Factors – Our environmental and asset retirement obligations may exceed the provisions we have made,” “Our accounting and other estimates may be imprecise and We are required to obtain governmental permits and other approvals in order to conduct mining operations.

The transaction is expected to close in the first quarter of 2026, subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals. In this Annual Report on Form 10-K, unless otherwise indicated, all historical amounts and activity are presented on a continuing operations basis. There can be no assurance that the transaction will be completed on the expected timeline or at all, or that we will receive the full anticipated consideration. For additional information regarding the pending transaction, see Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

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

	2025	2024	2023
Silver (per oz.):
Realized average	$45.25	$28.58	$23.33
Market average	$39.94	$28.24	$23.39
Market high	$74.84	$34.51	$26.03
Market low	$29.41	$22.09	$20.09
Gold (per oz.):
Realized average	$3,490	$2,403	$1,939
Market average	$3,435	$2,387	$1,943
Market high	$4,449	$2,778	$2,049
Market low	$2,633	$1,985	$1,811
Lead (per lb.):
Realized average	$0.94	$0.97	$1.03
Market average	$0.89	$0.94	$0.97
Market high	$0.94	$1.04	$1.06
Market low	$0.83	$0.86	$0.90
Zinc (per lb.):
Realized average	$1.39	$1.37	$1.35
Market average	$1.30	$1.26	$1.20
Market high	$1.52	$1.47	$1.59
Market low	$1.14	$1.04	$1.01
Copper (per lb.):
Realized average	$4.75	$4.20	NA
Market average	$4.51	$4.15	NA
Market high	$5.71	$4.90	NA
Market low	$3.89	$3.66	NA

The prices of the metals we produce are affected by numerous factors beyond our control. See Item 1A. Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us for information on a number of the factors that can impact prices of the metals we produce. In both 2025 and 2024, our realized average prices for all metals we sold, except lead, were higher compared to 2024 and 2023, respectively. We are unable to predict fluctuations in prices for metals and have limited control over the timing of our concentrate shipments which also impacts our realized prices. However, we utilize financially-settled forward contracts and financially-settled zero cost collars ("Collars") for the metals we produce with the objective of managing the exposure to changes in prices of those metals contained in our concentrate shipments between the time of sale and final settlement. In addition, at times we utilize financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead contained in our forecasted future concentrate shipments, and Collars and put options to protect gross margin for silver and gold contained in forecasted concentrate or dore shipments. See Note 10 of Notes to Consolidated Financial Statements for more information on our base and precious metal forward contract programs.

A comprehensive discussion of our financial results for the years ended December 31, 2025, 2024 and 2023, individual operation performance and other significant items can be found in Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

Products and Segments

Our segments are differentiated by geographic region located in North America. We produce silver, zinc, and precious metals flotation concentrates at Greens Creek and silver and zinc flotation concentrates at Lucky Friday, each of which we sell to custom smelters and metal traders. The flotation concentrates produced at Greens Creek and Lucky Friday contain payable silver, zinc and lead, and at Greens Creek they also contain payable gold and at times copper. At Greens Creek, we also produce gravity concentrate containing payable silver, gold and lead. Unrefined bullion (doré) is produced from the gravity concentrate by a third-party processor, and shipped to a refiner before sale of the metals to precious metal traders. Keno Hill is currently in ramp-up and producing silver and precious metal flotation concentrates, but at less than what we consider to be commercial production levels. We also produce unrefined gold and silver bullion bars (doré) and loaded carbon and precipitates at Casa Berardi, which are shipped to refiners before sale of the metals to precious metal traders. At times, we sell loaded carbon and precipitates directly to refiners. Payable metals are those included in our products which we are paid for by smelters, metal traders and refiners. Our segments as of December 31, 2025 included:

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

The contributions to our total metals sales by our significant operations in 2025 were 44.3% from Greens Creek, 23.0% from Casa Berardi, 22.2% from Lucky Friday and 10.5% from Keno Hill.

We anticipate completing our previously announced sale of our subsidiary that owns the Casa Berardi operation in the first quarter of 2026, subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals. There can be no assurance that the transaction will be completed on the expected timeline or at all, or that we will receive the full anticipated consideration. For additional information regarding the pending transaction, see Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

Governmental Regulation

The following is a summary of governmental regulation compliance areas which we believe are significant to our business and may have a material effect on our consolidated financial statements, earnings and/or competitive position.

Health and Safety

We are subject to the regulations of the Mine Safety and Health Administration (“MSHA”) in the United States, the Commission of Labor Standards, Pay Equity and Occupational Health and Safety in Quebec, Workers' Safety and Compensation Board in the Yukon and the Mexico Ministry of Economy and Mining, and work with these agencies to address issues outlined in any investigations and inspections and continue to evaluate our safety practices. We strive to achieve excellent mine safety and health performance, and attempt to implement reasonable best practices with respect to mine safety and emergency preparedness. Achieving and maintaining compliance with regulations is challenging and may increase our operating costs. See Human Capital - Health and Safety below and Item 1A. Risk Factors – We face substantial governmental regulation, including in the United States the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law.

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

Keno Hill is located in a region of the Yukon Territory where extensive historical mining activity occurred. The mining claims and rights that comprise our Keno Hill mine are owned by two of our indirect, wholly-owned subsidiaries, Alexco Keno Hill Mining Company and Elsa Reclamation & Development Company Ltd. (“ERDC”). ERDC and Alexco are parties to the Amended and Restated Subsidiary Agreement (“ARSA”) dated July 18, 2013, among them and Her Majesty the Queen in right of Canada (“Canada”) which addresses the pre-existing environmental condition and the environmental care and maintenance and reclamation of the historical Keno Hill site. Under the ARSA and related documents, ERDC, as a paid contractor for the Federal Government of Canada, is responsible for the development and eventual implementation of the district wide reclamation and closure plan (“Reclamation Plan”) which addresses the historic environmental liabilities of the district from past mining activities pre-dating Hecla’s (and Alexco's) acquisition of the Keno Hill project, as well as for carrying out care and maintenance at various locations within the historical Keno Hill site until the Reclamation Plan is implemented. Hecla’s predecessor, Alexco, previously deposited CDN$10 million in a trust which funds ERDC’s maximum contribution toward implementing the Reclamation Plan, and agreed to a 1.5% net smelter royalty capped at CAD$4.0 million, with the cap now reached as of December 31, 2025. ERDC receives agreed-to commercial contractor rates when retained by Canada to provide environmental services in the historical Keno Hill site outside the scope of care and maintenance and closure and reclamation planning under the ARSA (in the latter case, for which ERDC receives an annual fee of CAD$900,000 from Canada, adjustable for material changes in scope). The potential liabilities associated with the pre-existing environmental conditions at Keno Hill are indemnified by Canada under the terms and conditions of the ARSA, subject to the requirement for ERDC to develop, permit, and implement the Reclamation Plan, or if Hecla and Canada agree to transfer portions of the historical area to active mining operations within the Keno Hill unit, then such indemnification ceases to the extent of such transferred area. Completing the Reclamation Plan is expected to take approximately 4 more years and is currently estimated to cost approximately CAD$294 million over that time, for which we expect ERDC to be reimbursed for all material costs incurred. However, we are at risk for any variance in timing between expending funds by ERDC and reimbursement by Canada, as well as for any disputed or otherwise non-reimbursed costs (for example if ERDC were to act outside of the scope of the ARSA). In addition, ERDC is responsible for sharing with Canada (i) under certain circumstances, care and maintenance costs pending implementation of the Reclamation Plan, (ii) detailed design and engineering costs to support the Reclamation Plan and (iii) under certain circumstances, post active reclamation costs (i.e. in the event Hecla has brought a historical area with pre-existing environmental conditions into active operations at the Keno Hill unit), which, in each case and in the aggregate, we do not anticipate will have a material impact on our financial results as a whole.

Mine closure and reclamation regulations impose substantial costs on our operations and include requirements that we provide financial assurance supporting those obligations. We currently have $227.5 million of financial assurances, primarily in the form of surety bonds, for anticipated company-wide reclamation. We anticipate approximately $13.4 million in expenditures in 2026 for environmental permit compliance and idle property management. The projected remaining cost for reclamation at the site is included in our accrued reclamation and closure costs liability. See Item 1A. Risk Factors – We face substantial governmental regulation, including in the United States the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law; Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations; Compliance with environmental regulations, and litigation based on such regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities; Mine closure and reclamation regulations impose substantial costs on our operations and include requirements that we provide financial assurance supporting those obligations. These costs could significantly increase and we might not be able to provide financial assurance; Our environmental and asset retirement obligations may exceed the provisions we have made; and New federal and state laws, regulations and initiatives could impact our operations.

Licenses, Permits and Claims/Concessions

We are required to obtain various licenses and permits to operate our mines and conduct exploration and reclamation activities. We can only engage in exploration and mining operations in accordance with applicable permits. See Item 1A. Risk Factors – We are required to obtain governmental permits and other approvals in order to conduct mining operations and Legal challenges could prevent exploration projects from being developed or existing mines from future expansion.

In addition, our operations and exploration activities in Canada are conducted pursuant to claims granted by the host government, and are subject to claims renewal and minimum work commitment requirements, which are subject to certain political risks associated with foreign operations. See Item 1A. Risk Factors – Our foreign activities are subject to additional inherent risks, Our operations and properties in Canada expose us to additional political risks and Certain of our mines and exploration properties are located on land that is or may become subject competing title claims and/or claims of cultural significance.

Taxes and Royalties

We are subject to various taxes and government royalties in the jurisdictions where we operate, including those specific to mining activities. These include: federal income taxes; state/provincial income taxes; county/city and bureau property taxes and sales and use tax in the U.S.; goods and services tax in Canada; mining-specific taxes in Alaska, Idaho, Nevada, Quebec and the Yukon; and mining royalties in Alaska, Nevada and Canada. Accrual and payment of taxes and accounting for deferred taxes can involve significant estimates and assumptions and can have a material impact on our consolidated financial statements. Tax rates and the calculations of taxes can change significantly and are influenced by changes in political administrations and other factors. See Item 1A. Risk Factors – Our accounting and other estimates may be imprecise; Our ability to recognize the benefits of deferred tax assets related to net operating loss carryforwards and other items is dependent, among other things, on generating taxable income; Our foreign activities are subject to additional inherent risks; and We face substantial governmental regulation, including in the United States the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law. Also, see Note 7 of Notes to Consolidated Financial Statements for more information on income and mining taxes.

Physical Assets

Our business is capital intensive and requires ongoing capital investment for the replacement, modernization and expansion of equipment and facilities and to develop new mineral reserves. At December 31, 2025, the book value of our properties, plants, equipment and mine development, net of accumulated depreciation, was approximately $2.8 billion. For more information see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. We maintain insurance policies against property loss and business interruption. However, such insurance contains exclusions and limitations on coverage, and there can be no assurance that claims would be paid under such insurance policies in connection with a particular event. When we do experience insurable losses – such as with the fire at the Lucky Friday in August and September of 2023 – it can take a long period of time before we receive any or all insurance proceeds. See Item 1A. Risk Factors – Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Human Capital

As of December 31, 2025, we had approximately 1,865 employees, of which approximately 1,096 were employed in the United States, 757 in Canada, and 12 in Mexico. The vast majority of our employees are full-time. Approximately 325 of our employees at the Lucky Friday were covered by a collective bargaining agreement.

The attraction, development and retention of people is critical to delivering our business strategy. Key areas of focus for us include:

Health and Safety

The safety and health of our employees is of paramount importance. Our goal is to achieve world-class safety and health performance by promoting a deeply rooted value-based culture of safety and utilizing technology and innovation to continually improve the safety at our operations. We know that employees' and contractors' safety awareness is fundamental to making our workplace as safe as possible. Therefore, we invest in training and workforce development programs that focus on safety first. All employees and contractors receive training that complies with or exceeds the applicable safety and health regulations as set by the governing body in the jurisdiction in which each operation is located. As part of our commitment to safety, we track a variety of safety performance indicators, including injuries, near misses, observations, and equipment damages. Our goal is to reduce safety incidents. Our Total Recordable Injury Frequency Rate (“TRIFR”) is calculated as the number of recordable injuries in the period multiplied by 200,000 hours and divided by the number of hours worked in the period. Company-wide, our TRIFR was 1.69 for 2025, a 13% reduction from 2024.

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

Typically, annual employee surveys are conducted to gauge employee concerns and morale. The results of the surveys, and any responsive measures, are shared with our Board of Directors. Strategic talent reviews and succession planning reviews are conducted periodically across all business areas, and our training programs are adapted accordingly. The Chief Executive Officer (“CEO”), senior level company leadership and the Board of Directors periodically review our top talent. Creating more opportunities for women and indigenous people are among our priorities for employee development. We also strive to maintain an inclusive workplace and provide periodic training to employees to help meet that goal. Our employees are required to abide by our Code of Conduct, which is provided to employees upon being hired and thereafter annually, and is available on our website, to promote the conduct of our business in a consistently legal and ethical manner. Among other provisions, the Code of Conduct reflects our policy and practice not to discriminate against any employee because of race, color, religion, national origin, sex, sexual orientation, gender identity or expression, age, or physical or other disability. We expect our leaders to set the example by being positive role models and good mentors for our employees.

Our head of Human Resources is responsible for developing and executing our human capital strategy. The position is an executive-level position to reflect the priority we place on utilizing our human capital resources to meet our business strategy.

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

These factors are largely beyond our control and are difficult to predict. If the market prices for these metals fall below our production or development costs for a sustained period of time, we will experience losses and may have to discontinue exploration, development or operations, and we may also incur asset write-downs at one or more of our properties. See Item 1. Business - Introduction for information on the average, high, and low daily closing prices for silver, gold, lead, zinc and copper for the last three years. On February 12, 2026, the closing prices for silver, gold, lead, zinc and copper were $83.52 per ounce, $5,043.15 per ounce, $0.88 per pound, $1.54 per pound, and $5.80 per pound, respectively.

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

We determined there were no impairment test triggering events identified during 2025. For more discussion, see the risk factors, “We may not realize all of the anticipated benefits from our acquisitions, including our 2022 acquisition of Alexco" and “Issues we have faced at certain segments could require us to write-down the carrying value of associated long-lived assets. We could face similar issues at our other operations.” If the prices of the metals we produce decline for an extended period of time, if we fail to control production or capital costs, if regulatory issues increase costs or decrease production, or if we do not realize the mineable mineral reserves, resources or exploration targets at our mining properties, we may be required to recognize asset write-downs in the future. In addition, the perceived market value of the resources and exploration targets of our properties is dependent upon prevailing metals prices as well as our ability to discover economic ore. A decline in metals prices for an extended period of time or our inability to convert resources or exploration targets to reserves could significantly reduce our estimates of the value of the resources or exploration targets at our properties and result in asset write-downs.

We have had losses that could reoccur in the future.

We have experienced volatility in our net income (loss) reported in the last three years, as shown in our Consolidated Statement of Operations and Comprehensive Income (Loss), including net income of $321.7 million and $35.8 million in 2025 and 2024, respectively, and a net loss of $84.2 million in 2023. A comparison of operating results over the past three years can be found in Results of Operations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Risks Related to the Pending Sale of Casa Berardi.

We have entered into an agreement to sell our Casa Berardi operation to Orezone for total consideration of up to $593 million, subject to customary closing conditions, including receipt of and regulatory approvals. The transaction is expected to close in the first quarter of 2026, but there can be no assurance that the transaction will be completed on the expected timeline or at all, or that we will receive the full anticipated consideration.

Transaction Closing Risks. The completion of the transaction is subject to various closing conditions, including receipt of regulatory approvals and third-party consents, and other customary conditions. Any delay in obtaining required approvals or satisfaction of other closing conditions could delay or prevent the closing of the transaction. If the transaction does not close, we would continue to own and operate Casa Berardi, which would require ongoing capital investment and management attention that we had planned to redirect to our core silver assets. Additionally, the pendency of the transaction could adversely affect our business, including our relationships with employees, customers, suppliers, and other business partners, and could divert management's attention from other business priorities.

Deferred and Contingent Consideration Risks. A substantial portion of the total consideration—up to $321 million, or approximately 54% of the total potential proceeds—consists of deferred cash payments and contingent consideration that we may not receive in full or on the expected timeline. The deferred cash payments of $80 million depend on Orezone's financial capacity and creditworthiness over the 30-month payment period. The contingent consideration of up to $241 million is subject to significant uncertainty and depends on factors outside our control, including:

•
Production-based royalty payments of up to $211 million that depend on Orezone achieving specific production milestones from open pit operations at specified pricing thresholds ($80/oz for the first 500,000 ounces, then $180/oz thereafter). Actual production may vary materially from expectations due to operational, technical, permitting, environmental, or financial challenges faced by Orezone.
•
Permit receipt payment of $20 million that is contingent upon Orezone obtaining necessary permits, which is subject to regulatory, environmental, and political uncertainties beyond our control and Orezone's control.
•
Gold price-linked payment of up to $10 million that only becomes payable if gold prices exceed $4,200 per ounce, which is significantly below current market prices, but still may never be achieved, payable in $5 million increments on the first and second anniversary dates of the closing.

There can be no assurance that we will receive any or all of the deferred or contingent consideration. Our failure to receive the full anticipated consideration would adversely affect our expected proceeds from the transaction, our plans for debt reduction and balance sheet strengthening, and our ability to invest in growth initiatives at our core silver assets, which would negatively impact our financial position, cash flows, and ability to execute our strategic transformation.

Orezone Creditworthiness and Performance Risks. The receipt of deferred and contingent consideration depends entirely on Orezone's financial condition, operational capabilities, and commitment to develop Casa Berardi. Orezone may encounter financial difficulties, operational challenges, permitting delays, labor issues, cost overruns, or other problems that could impair its ability to make deferred payments or achieve the production and permitting milestones necessary to trigger contingent consideration payments. We will have limited control over Orezone's operations and no guarantee that it will successfully operate and develop the property. Any deterioration in Orezone's financial condition or operational performance could result in our failure to receive some or all of the deferred and contingent consideration.

Equity Consideration Risks. We expect to receive approximately 65.7 million Orezone common shares with an estimated current value of approximately $112 million. However, the actual value we realize from these shares will depend on Orezone's stock price at and after closing, which may fluctuate significantly based on factors including metal prices, Orezone's operational and financial performance, market conditions, and investor sentiment. The market for Orezone's shares may be illiquid, which could make it difficult for us to dispose of the shares without adversely affecting their market price. Additionally, we may be subject to securities law restrictions on our ability to sell these shares. If Orezone's stock price declines or we are unable to liquidate our position, the value we ultimately realize could be substantially less than the current estimated value, which would reduce the total proceeds from the transaction and adversely affect our financial position.

Operational and Transition Risks. During the period between signing and closing, we must continue to operate Casa Berardi in the ordinary course of business, which requires ongoing capital expenditures and management attention. The pendency of the transaction may create operational uncertainties, affect employee morale and retention, and impact our ability to attract and retain key personnel at the operation. The loss of key employees or contractors, or any operational disruption or deterioration in the condition or performance of Casa Berardi prior to closing, could reduce the value of the asset, delay the transaction, or result in a purchase price adjustment that reduces the consideration we receive. Additionally, we may be required to make representations and warranties regarding the operation and condition of the assets, and any breach of these representations could result in indemnification obligations to the purchaser.

Alternative Use of Resources. The inability to complete the transaction or delays in receiving the anticipated consideration could adversely affect our strategic plans. We have publicly stated our intention to use the cash proceeds for debt reduction and to invest in growth initiatives at our core silver assets, particularly Keno Hill and Greens Creek. If we do not receive the anticipated proceeds on the expected timeline, we may be unable to execute these plans as contemplated, which could impair our competitive position, limit our financial flexibility, and adversely affect our ability to create stockholder value.

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

•
asset impairments;

•
valuation of business combinations or divestitures;

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

We periodically engage in risk management activities to manage the exposure to changes in prices of silver in general, as well as for silver, gold, lead and zinc contained in our concentrate shipments between the time of sale and final settlement and manage the exposure to changes in the prices of lead and zinc contained in our forecasted future shipments. Such activities are utilized in an attempt to partially insulate our operating results from changes in prices for those metals. However, such activities may prevent us from realizing revenues in the event that the market price of a metal exceeds the price stated in a forward contract, and may also result in significant mark-to-market fair value adjustments, which may have a material adverse impact on our reported financial results. In addition, we are exposed to credit risk with our counterparties, and we may experience losses if a counterparty fails to purchase under a contract when the contract price exceeds the spot price of a commodity. In periods of elevated or rapidly rising commodity prices, such as the current environment where gold and silver prices are at or near all-time highs, this credit risk may be magnified as counterparties face larger potential losses on their hedge positions.

We are also exposed to credit risk from customers who purchase our products. Our concentrate sales are typically made on a provisional basis, with initial payment amounts being adjusted when the settlement with the customer occurs. Some customers engage in their own hedging activities during this provisional period to lock in metal prices. As with financial counterparties described above, in periods of significant price volatility, such as the current high price environment, customers who have hedged face mark-to-market exposures and potential margin calls if prices move against their positions, with the risk of larger potential losses on their hedge positions. Customers who do not hedge may face unexpected losses if prices decline significantly between shipment and settlement, potentially impairing their liquidity or profitability. In periods of high price volatility, these dynamics could result in customer payment delays, defaults, or disputes, which could materially adversely affect our cash flow and results of operations.

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

The risks described above apply to the put options we purchased in December 2025. See Note 10 of Notes to Consolidated Financial Statements for more information on these risk management activities.

Our ability to recognize the benefits of deferred tax assets related to net operating loss carryforwards and other items is dependent, among other things, on generating taxable income.

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Otherwise, a valuation allowance is applied against deferred tax assets, reducing the value of such assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted income from operations and the application of existing tax laws in each jurisdiction. Metal prices, reserves, production and cost estimates are key components to determine the expected future benefit of our deferred tax assets. To the extent that future taxable income differs significantly from estimates as a result of a decline in metals prices or other factors, our ability to realize the deferred tax assets could be impacted. Additionally, significant future issuances of common stock or common stock equivalents, or changes in the direct or indirect ownership of our common stock or common stock equivalents, could limit our ability to utilize our net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. Future changes in tax law or changes in ownership structure could limit our ability to utilize our recorded tax assets. Our deferred tax assets as of December 31, 2025 were $219.6 million, net of $111.4 million in valuation allowances. See Note 7 of Notes to Consolidated Financial Statements for further discussion of our deferred tax assets.

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

Climate change is expected to create more extreme weather patterns that can increase frequency or severity of forest fires (such as our Casa Berardi unit experienced in summer 2023) and droughts and sudden heavy rainfall or snowfall (such as our mines periodically experience). These precipitation events require careful water management. Potential key material physical risks to Hecla from climate change include, but are not limited to:

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

Such events can temporarily slow or halt operations due to physical damage to assets, unavailability of power, reduced worker productivity for safety protocols on site related to extreme weather events, and difficulties transporting workers, materials or supplies to or from sites. Additional financial impacts could include increased capital or operating costs to (i) increase water storage and treatment capacity, (ii) obtain or develop maintenance and monitoring technologies, (iii) increase resiliency of facilities and (iv) establish supplier climate resiliency and contingency plans. The occurrence of weather and climate events have in the past and could in the future cause us to incur unplanned costs, which may be material, to address or prevent resulting damage. See the Risk Factors “We may be subject to a number of unanticipated risks related to inadequate infrastructure” and “Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance."

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

At the Lucky Friday mine we are mining ever deeper deposits and have been utilizing our patented Underhand Closed Bench (“UCB”) mining method. See Item 2. Properties - Lucky Friday for a description of the UCB method. We started testing the UCB method in 2020 and it was used for approximately 88%, 86% and 87% of the tons mined at Lucky Friday in 2025, 2024 and 2023, respectively. The UCB method has not been used at other mines. Although we believe the testing has resulted in better management of the Lucky Friday mine’s seismicity, which increases as we mine deeper, we cannot predict unknown hazards that the UCB method or our deeper mining activities might cause.

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

Our ability to market our metals production depends on the availability of smelters and/or refining facilities and our operations and financial results may be affected by disruptions or unavailability of such facilities.

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

For the fiscal year ended December 31, 2025, our three largest customers accounted for approximately 25%, 23% and 14%, respectively, of our total revenues. Given our operations produce unique qualities of concentrates, which a limited number of smelters can process effectively, we enter into long-term benchmark contracts for a majority of our total concentrates production. We expose lesser portions of our concentrates production to spot market sales to metal traders to benefit from favorable spot market sales terms from time to time. Our results of operations, financial condition and cash flows could be materially adversely affected if one or more of our long-term customers were to decide to interrupt or curtail their activities, terminate their contracts with us or fail to renew existing contracts. Additionally, if spot market conditions deteriorate rapidly, we could have difficulty selling a portion of our concentrates, and metal traders could refuse to perform under existing contracts, which could also result in materially adverse effects on our results of operations, financial conditions and cash flows. See The Risk Factor "Tariffs, other potential changes to tariff and import/export regulations, or trade disputes between the United States and other jurisdictions may have a negative effect on global economic conditions and on our business, financial results and financial condition" and Note 4 of Notes to Consolidated Financial Statements for more information on the distribution of our sales and our significant customers.

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

•
unfavorable currency fluctuations, particularly in the exchange rate between the U.S. dollar and the Canadian dollar;

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

Certain of our mines and exploration properties are located on land that is or may become subject to, competing title claims and/or claims of cultural significance

Indigenous interests and rights as well as related consultation issues may impact our ability to pursue exploration, development and mining at certain of our properties in Nevada, Montana, Alaska and Canada. There is no assurance that claims or other assertion of rights by tribal communities and stakeholders or consultation issues will not arise on or with respect to our properties or activities. These could result in significant costs and delays or materially restrict our activities. Opposition by tribal communities and stakeholders to our presence, operations or development on land subject to their traditional territory or title claims or in areas of cultural significance could negatively impact us in terms of permitting delay, public perception, costly legal proceedings, potential blockades or other interference by third parties in our operations, or court-ordered relief impacting our operations. In addition, we may be required to, or may voluntarily, enter into certain agreements with such tribal communities in order to facilitate development of our properties, which could reduce the expected earnings or income from any future production. For example, although our Keno Hill subsidiary is a party to a Cooperation and Benefits Agreement with the First Nation of Na-Cho Nyäk Dun (“FNNND”), in whose traditional territory Keno Hill is located, the agreement does not address wealth sharing, and instead the parties have deferred such discussions. We expect in the future the parties will negotiate the wealth sharing requirement of the agreement, and thus Keno Hill will likely make future and ongoing payments to the FNNND.

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

Mining, processing, development, exploration and other activities depend on adequate infrastructure. Reliable roads, bridges, ports, power sources, internet access and water supply are important to our operations, and their availability and condition affect capital and operating costs. Unusual, infrequent or extreme weather phenomena, sabotage, amount or complexity of required investment, or other interference in the maintenance or provision of such infrastructure, or government intervention, could adversely affect our mining operations. For example, Yukon Energy, the provider of electricity to Keno Hill, occasionally reduces power to Keno Hill, which does not have sufficient backup generation capacity to fully power the mine and the mill. This can, and has, led to insufficient power to run the mine and the mill. Although such power disruptions have not had a material impact on Keno Hill’s operations, they could have a material adverse impact on the financial condition of and results of operations at Keno Hill.

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

See the risk factor, “We may not realize all of the anticipated benefits from our acquisitions, including our 2022 acquisition of Alexco.”

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

Though production remains suspended at our Nevada assets, we did not identify a triggering event for our Nevada long-lived assets in 2025, as our budgeted exploration program for 2026, due to positive results, has significantly increased compared to the level of exploration expenditures incurred in 2025.

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

As an example, in September 2022, we completed the acquisition of Alexco and gained ownership of the Keno Hill project in the Yukon Territory, Canada. Although we produced silver at that mine in 2025, permitting and other delays have prevented us from declaring "commercial production." High silver prices have buoyed Keno Hill's performance and , despite not reaching "commercial production" yet, Keno Hill, was profitable in 2025. However, should silver prices fall or we experience issues like we did in the past, such as sustained power outages imposed by the utility, it is possible that we may have to suspend production and other operations at Keno Hill and place it on care and maintenance until such time as conditions improve. See the risk factors, “An extended decline in metals prices, an increase in operating or capital costs or treatment charges, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations,” “Certain of our mines and exploration properties are located on land that is or may become subject to competing title claims and/or claims of cultural significance,” "We may be subject to a number of unanticipated risks related to inadequate infrastructure" and “Issues we have faced at certain segments could require us to write-down the associated long-lived assets. We could face similar issues at our other operations.”

The properties we may acquire may not produce as expected, and we may be unable to determine reserve potential, identify liabilities associated with the acquired properties or obtain protection from sellers against such liabilities.

The properties we acquire in any acquisition, including Keno Hill, may not produce as expected, may be in an unexpected condition and we may be subject to increased costs and liabilities, including environmental liabilities. Although we review properties prior to acquisition in a manner consistent with industry practices, such reviews are not capable of identifying all existing or potential adverse conditions. Generally, it is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems or permit a buyer to become sufficiently familiar with the properties to fully assess their condition, any deficiencies, and development potential. See the risk factors, “We may not realize all of the anticipated benefits from our acquisitions, including our 2022 acquisition of Alexco,” “Certain of our mines and exploration properties are located on land that is or may become subject to, competing title claims and/or claims of cultural significance” and “An extended decline in metals prices, an increase in operating or capital costs or treatment charges, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations.”

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

U.S. mines like our Lucky Friday, Greens Creek and Nevada assets are inspected at least quarterly by MSHA, which inspections often lead to notices of violation under the Mine Safety and Health Act. Any of our U.S. mines could be subject to a temporary or extended shutdown as a result of a violation alleged by MSHA.

In addition, we have been and are currently involved in lawsuits or regulatory actions in which allegations have been made that we caused environmental damage, are responsible for environmental damage caused by others, or violated environmental laws or permits, and we may be subject to similar lawsuits or actions in the future. Moreover, such environmental matters have involved both our current and historical operations as well as the historical operations of entities and properties we have acquired. See the risk factors titled “Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations,” “Compliance with environmental regulations, and litigation based on such regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities,” and “Our environmental and asset retirement obligations may exceed the provisions we have made.”

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

In addition for continuing our current operations, we must obtain regulatory permits, permit modifications or other approvals to start and expand operations. New or revised environmental regulatory requirements are frequently proposed, many of which result in substantially increased costs for our business. See the risk factors “We are required to obtain governmental permits and other approvals in order to conduct mining operations” and “Mine closure and reclamation regulations impose substantial costs on our operations, and include requirements that we provide financial assurance supporting those obligations. These costs could significantly increase and we might not be able to provide financial assurance.”

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

We are required by U.S. federal and state laws and regulations and by laws and regulations in the foreign jurisdictions in which we operate to reclaim our mining properties, which typically includes filing of a closure plan with the applicable regulator. The specific requirements may change and vary among jurisdictions, but they are similar in that they aim to minimize long term effects of exploration and mining disturbance by requiring the control of possible deleterious effluents and re-establishment to some degree of pre-disturbance land forms and vegetation. Mine closure plans are subject to periodic review and update requirements. In the course of reviewing or updating closure plans, it is common for the estimates, plans, costs and other details of the plan to be revised. Some of these revisions can be significant, including estimated closure cost increases. For example, we are in the process of updating the closure plan for our Casa Berardi mine. Currently we have recorded a $76.0 million discounted liability for estimated reclamation and closure costs at Casa Berardi, of $150.0 million on an undiscounted basis, which we believe, based on current negotiations with the regulator, is appropriate. Under the terms of the pending sale of our Hecla Quebec subsidiary, the buyer, Orezone, is entitled to reduce future deferred cash payments or contingent royalty payments owed to us if the financial assurance required under Casa Berardi’s updated closure plan exceeds $150.0 million, by 50% of such excess amount. This excludes amounts arising from the mine's post-closing actions that increase the closure scope beyond what is currently contemplated. See the risk factors “Our environmental and asset retirement obligations may exceed the provisions we have made,” “Our accounting and other estimates may be imprecise” and “We are required to obtain governmental permits and other approvals in order to conduct mining operations.”

In some cases, we are required to provide financial assurances as security for reclamation costs, which may exceed our estimates for such costs. Similarly, our reclamation costs may exceed the financial assurances in place and those assurances may ultimately be unavailable to us. We often satisfy financial assurance requirements by posting surety bonds or cash collateral however, we may be unable to obtain the required surety bonds or may not have the resources to provide cash collateral, and the bonds or collateral may not fully cover the cost of reclamation and any such shortfall could have a material adverse impact on our financial condition. Further, when we use the services of a surety company to provide the required bond for reclamation, the surety companies often require us to post collateral with them. Currently we utilize letters of credit issued under our revolving credit facility as the source of such collateral, and as a result, there are less funds available for us to borrow under the facility for other purposes. In the event that we are unable to obtain necessary bonds or to post sufficient collateral, we may experience a material adverse effect on our operations or financial results. See the risk factors, “Our existing stockholders are effectively subordinated to the holders of our Senior Notes", “Any downgrade in the credit ratings assigned to us or our debt securities could increase future borrowing costs, adversely affect the availability of new financing and may result in increased collateral requirements under our existing surety bond portfolio,” and “Mine closure and reclamation regulations impose substantial costs on our operations, and include requirements that we provide financial assurance supporting those obligations. These costs could significantly increase, and we might not be able to provide financial assurance.”

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

Specific examples of where we face permitting risk include the following:

•
At Casa Berardi, if we continue to own it, obtaining new or modified permits and modifications to the mine license area will be required to successfully develop the planned open pit extensions at the site and for long term management of tailings and waste rock generated through mining operations.

•
At Hollister in Nevada, state and federal approvals will be required for waste rock and underground water management from development of the Hatter Graben or other mine expansions. This permitting will require coordination with the Western Shoshone who have long-standing ties to this land area. Other potential projects in Nevada, including the Midas and Aurora properties, would require additional state and potentially federal permits before they could be returned to production.

•
At Keno Hill, new permits or permit modifications will be required for it to reach future projected production necessary for the operation to become sustainably profitable. Such modification to existing permits or the requirement for new permits could be a lengthy process, and there can be no assurance we will receive any such modified or new permits.

See the risk factors, “Certain of our mines and exploration properties are located on land that is or may become subject to, competing title claims and/or claims of cultural significance” and “Legal challenges could prevent exploration projects from being developed or existing mines from future expansion.”

We could be subject to legal disputes that may materially adversely affect us.

We have experienced in the past, and could experience in the future, claims regarding violations of (i) federal securities laws, (ii) state corporate law, (iii) environmental damage or compliance and (iv) safety conditions or other matters at our mines. The outcome of any such claims would be uncertain. We may not resolve these claims favorably. Depending on the outcome, these actions could cause adverse financial effects or reputational harm to us. If any of these disputes result in a substantial monetary judgment against us, are settled on terms unfavorable to us, or otherwise impact our operations (such as by limiting our ability to obtain permits or approvals), our financial results or condition could be materially adversely affected. For a description of some of the lawsuits and other claims in which we are involved, see Note 16 of Notes to Consolidated Financial Statements.

Our environmental and asset retirement obligations may exceed the provisions we have made.

We are subject to significant environmental obligations. At December 31, 2025, we had accrued $202.3 million as a provision for environmental and asset retirement obligations. We cannot be sure that we have accurately estimated these obligations, and in the future our accrual could materially change and we could voluntarily incur expenditures in excess of our accrual. Our environmental and asset retirement obligations and voluntary expenditures could have a material adverse impact on our cash flows, results of operations, or financial condition. For information on our potential environmental liabilities and asset retirement obligations, see Note 5 and Note 16 of Notes to Consolidated Financial Statements.

New federal and state laws, regulations and initiatives could impact our operations.

In recent years there have been several proposed or implemented ballot initiatives that sought to directly or indirectly curtail or eliminate mining in certain states, including Alaska, where our Greens Creek mine operates, and Montana, where we may commence exploration at the Libby Exploration project. While both a salmon initiative in Alaska and a water treatment initiative in Montana were defeated by voters in 2018, in the future similar or other initiatives that could impact our operations may be on the ballot in these states or other jurisdictions (including local or international) in which we currently or may in the future operate. To the extent any such initiative was passed and became law, there could be a material adverse impact on our financial condition, results of operations or cash flows.

Legal challenges could prevent exploration projects from being developed or existing mines from future expansion.

As a result of the legal challenges and other circumstances related to our Montana projects, we may be prevented from ever fully permitting or exploring or developing our Libby Exploration or Rock Creek Projects.

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

Our ability to make scheduled payments or to refinance our debt obligations and to fund our planned capital expenditures and other ongoing liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that borrowings will be available to us to pay the principal, premium, if any, and interest on our debt or to fund our other liquidity needs. See the risk factor “The terms of our debt impose restrictions on our operations.” We may need to refinance all or a portion of our debt on or before maturity. We may be unable to refinance any of our debt on commercially reasonable terms or at all.

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

Until February 2025, our common stock dividend policy had two components: (1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and (2) a minimum annual dividend of $0.015 per share of common stock, in each case payable quarterly, when declared. Currently, our dividend policy has only the minimum component. See Note 12 of Notes to Consolidated Financial Statements for more information on our common stock dividend policy.

From the fourth quarter of 2011 through and including the fourth quarter of 2025, our Board of Directors has declared a common stock dividend under the policy described above. The declaration and payment of common stock dividends, whether pursuant to the policy or in addition thereto, is at the sole discretion of our Board of Directors, and we cannot assure you that we will continue to declare and pay common stock dividends in the future, and our Board of Directors make revise or revoke the current common stock dividend policy at any time and without advance notice. In addition, the indenture governing our Senior Notes limits our ability to pay dividends.

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

Since 2018, the United States has imposed tariffs on certain items imported from various countries where we currently sell or in the past sold our products. Since January 2025, the Trump Administration has significantly expanded and modified these tariff policies during President Trump's second term, creating an evolving landscape of trade restrictions and uncertainty.

We currently sell our products into international markets, including Japan, South Korea, and Canada, with minimal U.S. sales. To date, any tariffs on products to or from those countries have not materially impacted our business. However, we face substantial risks from the current trade environment. For example, we historically have had significant sales into China. However, due to U.S. tariffs and China's reciprocal tariffs - currently 20% on our silver concentrate, the China market is effectively closed for us, and we have not shipped any products to China since March 2025. The elimination of the China market limits the competition for our products which could have a material adverse impact on our financial results.

In addition to direct impact on the goods we produce, tariffs have other potential impacts on our operations and financial results. For example, we have significant sales of products shipped to Asia via oceangoing vessels sourced from maritime transport operators. If tariffs under Executive Order 14269 (which is suspended until November 2026) apply to vessels carrying our products, shipping charges could increase substantially. And, as a commodity producer, we have limited ability to pass on cost increases to our customers. While we are not currently subject to these fees and believe exemptions may be available when tariffs take effect, uncertainty remains. Further, materials we import to the U.S. from tariff-affected countries, could become significantly more expensive, increasing our production costs.

The rapidly changing nature of trade policies and the potential for sudden tariff implementations, retaliatory measures, policy reversals, or removal of exemptions create ongoing uncertainty that makes business planning difficult. Any combination of these factors could depress economic activity and materially and adversely affect our business, financial condition, and results of operations.

Our profitability could be affected by inflation, including the prices of other commodities.

Our profitability is sensitive to cost inflation, including, but not limited to the costs of commodities such as fuel (in particular as used at Greens Creek to generate electricity when hydropower is unavailable, as is the case from time to time, particularly in periods with low precipitation), steel, and cement, as well as other consumables and labor. Recently the prices we pay for commodities and consumables have increased which has increased the operating costs at our mine sites. In addition, labor costs have increased, including under the terms of our labor agreement with the union at the Lucky Friday mine. Increased or persistent inflation or other upward pressures could continue to increase our costs, and could have a material impact on our results of operations.

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

We or our contractors may experience labor disputes, work stoppages or other disruptions in production that could adversely affect our business and results of operations. Currently, the Lucky Friday mine is our only operation where some of our employees are subject to a collective bargaining agreement, however, there have been union organizing efforts at our other operations. The unionized employees at Lucky Friday were on strike from March 2017 until January 2020, when the union ratified a new collective bargaining agreement (“CBA”), which expired in January 2023 (a new six year CBA was approved by the union in January 2023). The strike significantly impacted production at the Lucky Friday and caused significant costs and expenses during each year of the strike. Any future strikes or other labor or related disruptions could adversely affect our financial condition and results of operations.

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

As of February 12, 2026, our Senior Notes were rated “BB-” by Standard & Poor’s and “B1” by Moody’s Investors Service. We cannot assure you that any rating currently assigned by Standard & Poor’s or Moody’s to us or our debt securities (including the Senior

Notes) will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects or financial results deteriorate, including as a result of declines in silver and gold prices or other factors beyond our control, our ratings could be downgraded by the rating agencies. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading would likely adversely impact us, including our ability to obtain financing on favorable terms, if at all, increase borrowing costs, result in increased collateral requirements under our surety bond portfolio, and have an adverse effect on the market price of our securities, including our Senior Notes.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Hecla’s cybersecurity program uses multiple security measures to protect our assets, designed so that if one line of defense is compromised, additional layers exist as a backup in an effort to ensure that threats are stopped along the way. This program actively identifies internal and external threats and protects computer systems from attack, detects known threats and suspicious activity within the network, and supports response and recovery should a cyber incident occur. As part of this program, we engage third party resources to augment monitoring capabilities and review and assess the security program and advise on improvements. Additionally, we conduct assessments annually to determine overall security program health. Approximately 10% of our corporate information systems technology (“IT”) budget is devoted to security programming, training, and management. Acceptable IT use policies are in place and communicated to employees and contract staff, and periodic training takes place to educate employees on the importance of cybersecurity and steps to be taken to avoid incidents.

Any material cybersecurity incident that we become aware of follows our standard guidelines for crisis communications and response, engaging personnel, management, and the Board of Directors as appropriate. In cases where the materiality of a cybersecurity incident is not immediately apparent, our Vice President, Information Technology (“VP, IT”) would report the incident to his supervisor, our Chief Financial Officer (“CFO”), and to our Senior Vice President - General Counsel ("GC"). This is consistent with our overall risk management system which relies, in part, on a “chain of command” reporting system in which supervisors monitor their respective departments and constantly seek feedback from employees or vendors in their department for potentially material events. This system is designed to ensure that information reaches the appropriate levels of the Company, including the Board of Directors. In cases where a question of materiality, public disclosure or legal exposure is in question, our CFO or GC will direct the flow of information to other members of management or the Board as appropriate. Additionally, we have standing weekly senior staff meetings where the President and CEO along with each vice president and occasionally other employees meet to discuss current issues the Company is facing. We expect that any cybersecurity incident that our VP, IT believes may be material to the Company will be discussed at these meetings, or sooner if circumstances warrant.

When a cybersecurity incident is detected, we conduct an impact assessment, determine materiality, and take appropriate actions as described above. This process is also followed when notified that a software/services supplier has a cybersecurity incident.

There were no material cyber security incidents discovered in 2025. See Item 1A. Risk Factors - We have had losses that could reoccur in the future; Mining accidents or other adverse events at an operation could decrease our anticipated production or otherwise adversely affect our operations; Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance; The price of our stock has a history of volatility and could decline in the future; and Our information technology systems may be vulnerable to disruption which could place our systems at risk from data loss, operational failure, or compromise of confidential information.

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

In addition to the risk management policies described above, management regularly reviews cyber security planning, including development and management of the program, budgeting, and participation in the incident response plan. The management team involved in this review includes our CEO, CFO, GC, and the VP, IT. These reviews can also provide topics for discussion at Board and/or Audit Committee meetings.

Our VP, IT, has a degree in Management Information Systems and over 38 years of experience. The fully staffed department includes resources dedicated to cybersecurity who monitor our threat detection and response tools for any attempted or successful hacks or other incursions into our IT environment, both externally and internally. These are reviewed and mitigated where appropriate, and escalated if necessary, via the processes noted above.

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

You are cautioned that mineral resources do not have demonstrated economic value. Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to future reserves. Inferred Resources, in particular, have a great amount of uncertainty as to their existence and their economic and legal feasibility. Investors are cautioned not to assume that any part or all of the Inferred Resource exists or is economically or legally mineable. See Item 1A. Risk Factors.

Summary

The map below shows the locations of our operations and our exploration projects, as well as our corporate offices located in Coeur d’Alene, Idaho; Vancouver, British Columbia; Juneau, Alaska; Mullan, Idaho; Val d'Or, Quebec; and Whitehorse, Yukon.

The following table summarizes our aggregate metal quantities produced and sold for the last three years:

		Year Ended December 31,
		2025	2024	2023
Silver -	Ounces produced	17,026,785	16,169,930	14,342,863
	Payable ounces sold	15,236,377	14,485,158	12,955,006
Gold -	Ounces produced	150,509	141,923	151,259
	Payable ounces sold	138,709	132,442	141,602
Lead -	Tons produced	56,131	52,515	40,347
	Payable tons sold	48,727	44,795	35,429
Zinc -	Tons produced	68,558	66,308	60,579
	Payable tons sold	47,553	47,593	43,050
Copper -	Tons produced	1,804	1,874	1,823
	Payable tons sold	337	50	—

A summary overview of our mining operations and exploration and pre-development projects is shown in the following table:
	Location
Property	Country	State/Province	Ownership	Claims	Permit Conditions	Stage	Mine Type	Commodity	Mineralization Style
Greens Creek	United States	Alaska	100.0%	440 unpatented lode claims, 58 unpatented millsite claims (8,072 acres), 21 patented lode claims and one patented millsite claim (328 acres); Land Exchange Properties (7,301 acres)	Private or USFS administered land, all required permits for production in place	Production	Underground	Ag, Au, Pb, Zn	Massive Sulfide
Lucky Friday	United States	Idaho	100.0%	43 patented lode and millsite claims (710 acres); 53 unpatented lode claims (535 acres)	Private or USFS administered land, all required permits for production in place	Production	Underground	Ag, Pb, Zn	Vein
Casa Berardi	Canada	Quebec	100.0%	407 claims; 49,480 acres (20,024 ha)	All required permits for production in place or in process	Production	Underground/Open Pit	Au	Vein/Shear Zone
Keno Hill	Canada	Yukon	100.0%	703 quartz mining leases, 867 quartz mining claims, 2 Crown Grants; (238.12 km2 / 23,812 ha)	All required permits for production in place or in process	Development	Underground	Ag, Au, Pb, Zn	Vein/Fault Zone
San Sebastian	Mexico	Durango	100.0%	31 mining concessions; 99,532 acres (40,279 ha)	All required permits for exploration and production in place	Exploration	Underground/Open Pit	Ag, Au, Cu, Pb, Zn	Vein
Fire Creek	United States	Nevada	100.0%	831 unpatented lode claims (17,175 acres); leases (409 acres); private land (3,208 acres)	BLM administered land, Plan of Operations and other required State permits in place	Exploration	Underground	Au, Ag	Vein
Hollister	United States	Nevada	100.0%	853 unpatented lode claims, 152 leased unpatented lode claims, 11 unpatented mill site claims; 17,960 acres total	BLM administered land, Plan of Operations and other required State permits in place	Exploration	Underground	Au, Ag	Vein
Midas	United States	Nevada	100.0%	1,456 unpatented lode claims, 33 leased unpatented lode claims, (total 27,583 acres unpatented claims); 44 patented lode claims, private land (2,417 acres)	BLM administered land, Plan of Operations and other required State permits in place	Exploration	Underground	Au, Ag	Vein
Heva - Hosco	Canada	Quebec	100.0%	102 claims; 9,600 acres (3,884 ha)	Annual intervention permits for exploration in place along with authorization for road building	Exploration	Underground/Open Pit	Au	Vein/Shear Zone
San Juan Silver	United States	Colorado	100.0%	129 patented lode and millsite claims, fee lands, 704 unpatented lode claims; 13,645 total acres	7 Notice-of-Intent areas for Exploration, Mining Plan of Operations (USFS); 112-d2 mining permit (CO DRMS)	Exploration	Underground	Ag, Pb, Zn	Vein
Star	United States	Idaho	100.0%	174 patented lode and millsite claims; 2,376 total acres	Private land, required permits in place for exploration	Exploration	Underground	Ag, Zn, Pb	Vein
Monte Cristo	United States	Nevada	100.0%	334 unpatented lode claims, 10 leased unpatented lode claims (6,880 acres)	BLM administered land, Notice of Intent required	Exploration	Underground/Open Pit	Au, Ag	Vein
Rock Creek	United States	Montana	100.0%	99 patented lode claims (1,859 acres), 370 unpatented lode claims (6,829 acres), 115 unpatented millsite claims, 5 unpatented tunnel sites; other private land: 754 acres	Private or USFS administered land. Some State permits in-place; no Federal permits.	Exploration	Underground	Ag, Cu	Sediment Hosted - Stratabound
Libby Exploration	United States	Montana	100.0%	2 patented lode claims, 36.84 acres (22.33 in wilderness, 14.51 outside wilderness); 26 unpatented lode claims (537 acres), 854 unpatented mill site claims, 11 unpatented tunnel site claims	Private or USFS administered land. Some State permits in-place; no Federal permits.	Exploration	Underground	Ag, Cu	Sediment Hosted - Stratabound

Republic	United States	Washington	100.0%	114 patented claims and private land; 22 unpatented lode claims, 3 state leases, 2,096 acres surface rights, 3,536 acres of mineral rights	Private, BLM and WA DNR administered lands	Exploration	Underground/Open Pit	Au, Ag	Vein
Silver Valley	United States	Idaho	100.0%	Various exploration properties and claim holdings	Private or USFS administered land	Exploration	Underground	Ag, Zn, Pb	Vein
Aurora	United States	Nevada	100.0%	452 unpatented lode claims, 92 patented lode claims, 25 private parcels; 9,928 total acres	Private or USFS administered land, permit work in progress for USFS lands	Exploration	Underground/Open Pit	Au, Ag	Vein
Opinaca/Wildcat	Canada	Quebec	50% / 100%	Opinaca: 248 claims (50%; 32,064 acres (12,975 ha)); Wildcat: 224 claims (100%; 28,928 acres (11,707 ha))	Intervention permits for exploration updated every year	Exploration	Underground	Au	Vein/Shear Zone
Rackla - Tiger	Canada	Yukon	100.0%	3,315 quartz mineral claims; 164,547 acres (66,590 ha)	Class 3 Quartz Mining Land Use Approval LQ00531; approved by Yukon Environmental and Socio-economic Assessment Board	Exploration	Open Pit/Underground	Au	Carbonate hosted/replacement - reduced intrusion related
Rackla - Osiris	Canada	Yukon	100.0%	1,478 quartz mineral claims; 74,576 acres (30,180 ha)	Class 4 Quartz Mining Land Use Approval LQ00444; approved by Yukon Environmental and Socio-economic Assessment Board	Exploration	Open Pit/Underground	Au	Carbonate hosted, disseminated (Carlin-style)

Hecla is the operator at all mines and exploration properties. Mineral processing plants and related facilities are part of the infrastructure at each operating mine.

The following table summarizes the in-situ mineral reserves for all properties as of December 31, 2025:

Asset	Tons (000)	Silver (oz/ton)	Gold (oz/ton)	Lead %	Zinc %	Silver (000 oz)	Gold (000 oz)		Lead Tons		Zinc Tons
Proven Reserves: (1)
Greens Creek (2,3)	13	23.9	0.120	3.0	7.8	309	1		390		1,000
Lucky Friday (2,4)	4,747	11.8	—	7.5	3.8	56,096	—		355,370		181,180
Casa Berardi Underground (2,5)	112	-	0.134	—	—	—	15		—		—
Casa Berardi Open Pit(2,5)	6,031	-	0.074	—	—	—	448		—		—
Keno Hill(2,6)	9	23.5	—	2.4	6.2	235	—		220		600
Total Proven	10,912					56,640	464		355,980		182,780
Probable Reserves: (7)
Greens Creek (2,3)	10,166	10.4	0.083	2.3	6.3	105,788	841		237,730		637,130
Lucky Friday (2,4)	1,636	9.5	—	6.0	3.7	15,493	—		97,590		60,710
Casa Berardi Underground (2,5)	420	—	0.152	—	—	—	64		—		—
Casa Berardi Open Pit(2,5)	7,515	—	0.084	—	—	—	631		—		—
Keno Hill(2,6)	2,104	25.3	0.007	2.9	2.9	53,172	16		61,600		61,230
Total Probable	21,841					174,453	1,552		396,920		759,070
Proven and Probable Reserves: (1,7)
Greens Creek (2,3)	10,179	10.4	0.083	2.3	6.3	106,097	842	—	238,120	—	638,130
Lucky Friday (2,4)	6,383	11.2	—	7.1	3.8	71,589	—	—	452,960	—	241,890
Casa Berardi Underground (2,5)	532	—	0.148	—	—	—	79	—	—	—	—
Casa Berardi Open Pit(2,5)	13,546	—	0.080	—	—	—	1,079		—		—
Keno Hill(2,6)	2,113	25.3	0.007	2.9	2.9	53,407	16		61,820		61,830
Total Proven and Probable	32,753					231,093	2,016		752,900		941,850

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
(2)
Mineral reserves are based on $25.00/oz silver, $2,100/oz gold, $0.90/lb lead, $1.15/lb zinc, unless otherwise stated. All Mineral Reserves are reported in-situ with estimates of mining dilution and mining loss.
(3)
The reserve NSR cut-off values for Greens Creek are $275/ton for all zones; metallurgical recoveries (actual 2025): 79.3% for silver, 74% for gold, 82.6% for lead, and 88.8% for zinc.
(4)
The reserve NSR cut-off values for Lucky Friday are $280/ton for all veins; metallurgical recoveries (actual 2025): 94.5% for silver, 94.3% for lead, and 85.1% for zinc.
(5)
The average reserve cut-off grades at Casa Berardi are 0.11 oz/ton gold (3.8 g/tonne) underground and 0.03 oz/ton gold (0.97 g/tonne) for open pit. Metallurgical recovery (actual 2025): 87% for gold; US$/CAN$ exchange rate: 1:1.35.
(6)
The reserve NSR cut-off value at Keno Hill is $336/ton (CAN$500/tonne), Metallurgical recovery (actual 2025): 96.2% for silver, 94% for lead, 81% for zinc; US$/CAN$ exchange rate: 1:1.35.
(7)
The term “probable reserves” means the economically mineable part of an indicated and, in some cases, a measured mineral resource. See footnotes 9 and 10 below.

The following table summarizes the in-situ mineral resources (8) for all properties, exclusive of mineral reserves, as of December 31, 2025:

Asset	Tons (000)	Silver (oz/ton)	Gold (oz/ton)	Lead %	Zinc %	Copper %	Silver (000 oz)	Gold (000 oz)	Lead Tons	Zinc Tons	Copper Tons
Measured Resources: (9)
Greens Creek (12,13)	—	—	—	—	—	—	—	—	—	—	—
Lucky Friday (12,14)	1,806	11.8	—	7.4	2.1	—	21,328	—	134,280	37,610	—
Casa Berardi Underground (12,15)	1,306	—	0.199	—	—	—	—	260	—	—	—
Casa Berardi Open Pit (12,15)	2,891	—	0.083	—	—	—	—	239	—	—	—
Keno Hill (12,16)	—	—	—	—	—	—	—	—	—	—	—
San Sebastian - Oxide (17)	—	—	—	—	—	—	—	—	—	—	—
San Sebastian - Sulfide (17)	—	—	—	—	—	—	—	—	—	—	—
Fire Creek (18,19)	—	—	—	—	—	—	—	—	—	—	—
Hollister (18,20)	—	—	—	—	—	—	—	—	—	—	—
Midas (18,21)	—	—	—	—	—	—	—	—	—	—	—
Heva (22)	—	—	—	—	—	—	—	—	—	—	—
Hosco (22)	—	—	—	—	—	—	—	—	—	—	—
Star (12,23)	—	—	—	—	—	—	—	—	—	—	—
Rackla - Tiger Underground (29)	32	—	0.060	—	—	—	—	2	—	—	—
Rackla - Tiger Open Pit (29)	881	—	0.085	—	—	—	—	75	—	—	—
Rackla - Osiris Underground (30)	—	—	—	—	—	—	—	—	—	—	—
Rackla - Osiris Open Pit (30)	—	—	—	—	—	—	—	—	—	—	—
Total Measured	6,916						21,328	576	134,280	37,610	—

	Tons (000)	Silver (oz/ton)	Gold (oz/ton)	Lead%	Zinc%	Copper%	Silver (000 oz)	Gold (000 oz)	Lead Tons	Zinc Tons	Copper Tons
Indicated Resources: (10)
Greens Creek (12,13)	5,844	15.2	0.112	3.4	8.9	—	88,655	653	200,430	522,550	—
Lucky Friday (12,14)	1,619	11.9	—	6.2	1.5	—	19,213	—	100,200	24,850	—
Casa Berardi Underground (12,15)	3,555	—	0.167	—	—	—	—	595	—	—	—
Casa Berardi Open Pit (12,15)	1,123	—	0.078	—	—	—	—	88	—	—	—
Keno Hill (12,16)	583	24.1	0.009	2.5	6.3	—	14,039	5	14,460	36,710	—
San Sebastian - Oxide (17)	1,435	6.2	0.091	—	—	—	8,889	130	—	—	—
San Sebastian - Sulfide (17)	1,145	5.4	0.013	2.0	3.1	1.3	6,155	15	23,290	35,600	15,080
Fire Creek (18,19)	186	0.9	0.380	—	—	—	158	71	—	—	—
Hollister (18,20)	95	2.4	0.547	—	—	—	227	52	—	—	—
Midas (18,21)	100	5.3	0.394	—	—	—	536	40	—	—	—
Heva (22)	1,371	—	0.043	—	—	—	—	59	—	—	—
Hosco (22)	33,584	—	0.033	—	—	—	—	1,120	—	—	—
Star (12,23)	375	4.7	—	9.9	10.5	—	1,744	—	37,110	39,330	—
Rackla - Tiger Underground (29)	960	—	0.079	—	—	—	—	76	—	—	—
Rackla - Tiger Open Pit (29)	3,116	—	0.100	—	—	—	—	311	—	—	—
Rackla - Osiris Underground (30)	927	—	0.133	—	—	—	—	123	—	—	—
Rackla - Osiris Open Pit (30)	4,843	—	0.119	—	—	—	—	577	—	—	—
Total Indicated	60,861						139,616	3,915	375,490	659,040	15,080

	Tons (000)	Silver (oz/ton)	Gold (oz/ton)	Lead %	Zinc %	Copper %	Silver (000 oz)	Gold (000 oz)	Lead Tons	Zinc Tons	Copper Tons
Measured and Indicated Resources:
Greens Creek (12,13)	5,844	15.2	0.11	3.4	8.9	—	88,655	653	200,430	522,550	—
Lucky Friday (12,14)	3,425	11.8	—	6.8	1.8	—	40,541	—	234,480	62,460	—
Casa Berardi Underground (12,15)	4,861	—	0.176	—	—	—	—	855	—	—	—
Casa Berardi Open Pit (12,15)	4,014	—	0.081	—	—	—	—	327	—	—	—
Keno Hill (12,16)	583	24.1	0.009	2.5	6.3	—	14,039	5	14,460	36,710	—
San Sebastian - Oxide (17)	1,435	6.2	0.091	—	—	—	8,889	130	—	—	—
San Sebastian - Sulfide (17)	1,145	5.4	0.013	2.0	3.1	1.3	6,155	15	23,290	35,600	15,080
Fire Creek (18,19)	186	0.9	0.380	—	—	—	158	71	—	—	—
Hollister (18,20)	95	2.4	0.547	—	—	—	227	52	—	—	—
Midas (18,21)	100	5.3	0.394	—	—	—	536	40	—	—	—
Heva (22)	1,371	—	0.043	—	—	—	—	59	—	—	—
Hosco (22)	33,584	—	0.033	—	—	—	—	1,120	—	—	—
Star (12,23)	375	4.7	—	9.9	10.5	—	1,744	—	37,110	39,330	—
Rackla - Tiger Underground (29)	992	—	0.079	—	—	—	—	78	—	—	—
Rackla - Tiger Open Pit (29)	3,997	—	0.097	—	—	—	—	386	—	—	—
Rackla - Osiris Underground (30)	927	—	0.133	—	—	—	—	123	—	—	—
Rackla - Osiris Open Pit (30)	4,843	—	0.119	—	—	—	—	577	—	—	—

Total Measured and Indicated	67,777						160,944	4,491	509,770	696,650	15,080

	Tons (000)	Silver (oz/ton)	Gold (oz/ton)	Lead %	Zinc %	Copper %	Silver (000 oz)	Gold (000 oz)	Lead Tons	Zinc Tons	Copper Tons
Inferred Resources: (11)
Greens Creek (12,13)	1,431	16.3	0.107	3.2	8.0	—	23,314	153	45,720	113,910	—
Lucky Friday (12,14)	2,238	11.6	—	8.6	2.9	—	26,033	—	192,010	65,770	—
Casa Berardi Underground (12,15)	2,109	—	0.205	—	—	—	—	432	—	—	—
Casa Berardi Open Pit (12,15)	647	—	0.094	—	—	—	—	61	—	—	—
Keno Hill (12,16)	662	16.7	0.005	1.9	3.8	—	11,044	4	12,450	25,350	—
San Sebastian - Oxide (17)	2,746	6.5	0.057	—	—	—	17,829	156	—	—	—
San Sebastian - Sulfide (17)	312	4.3	0.013	1.8	2.6	1.0	1,354	4	5,490	8,130	2,990
Fire Creek (18,19)	1,108	0.5	0.433	—	—	—	501	479	—	—	—
Fire Creek - Open Pit (24)	74,584	0.1	0.029	—	—	—	5,232	2,178	—	—	—
Hollister (18,20)	821	2.6	0.376	—	—	—	2,145	309	—	—	—
Midas (18,21)	1,665	5.1	0.413	—	—	—	8,466	687	—	—	—
Heva (22)	2,269	—	0.070	—	—	—	—	159	—	—	—
Hosco (22)	17,228	—	0.031	—	—	—	—	532	—	—	—
Star (12,23)	667	4.9	—	9.4	9.2	—	3,245	—	62,810	61,440	—
San Juan Silver (12,25)	2,310	15.9	0.011	1.4	1.1	—	36,760	26	49,270	40,310	—
Monte Cristo (26)	576	0.2	0.183	—	—	—	135	106	—	—	—
Rock Creek (12,27)	99,258	1.5	—	—	—	0.7	148,291	—	—	—	656,060
Libby Exploration (12,28)	112,185	1.6	—	—	—	0.7	183,346	—	—	—	759,420
Rackla - Tiger Underground (29)	153	—	0.069	—	—	—	—	11	—	—	—
Rackla - Tiger Open Pit (29)	30	—	0.051	—	—	—	—	2	—	—	—
Rackla - Osiris Underground (30)	4,398	—	0.117	—	—	—	—	515	—	—	—
Rackla - Osiris Open Pit (30)	5,919	—	0.089	—	—	—	—	529	—	—	—
Total Inferred	333,316						467,695	6,343	367,750	314,910	1,418,470

(8)
The term "mineral resources" means a concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction.. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.
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
(12)
Mineral resources are based on $2,250/oz gold, $26.00/oz silver, $0.90/lb lead, $1.20/lb zinc and $4.00/lb copper, unless otherwise stated.
(13)
The resource NSR cut-off values for Greens Creek is $275/ton for all zones; metallurgical recoveries (actual 2025): 79.3% for silver, 74% for gold, 82.6% for lead, and 88.8% for zinc.
(14)
The resource NSR cut-off value for Lucky Friday is $280/ton; metallurgical recoveries (actual 2025): 94.5% for silver, 94.3% for lead, and 85.1% for zinc.
(15)
The average resource cut-off grades at Casa Berardi are 0.10 oz/ton gold (3.6 g/tonne) for underground and 0.03 oz/ton gold (0.90 g/tonne) for open pit; metallurgical recovery (actual 2025): 87% for gold; US$/CAD$ exchange rate: 1:1.35.
(16)
The resource NSR cut-off value at Keno Hill is $336/ton (CAD$500/tonne); using minimum width of 4.5 feet (1.5m); metallurgical recovery (actual 2025): 96.2% for silver, 94% for lead, 81% for zinc; US$/CAD$ exchange rate: 1:1.35.
(17)
Mineral resources for underground zones at San Sebastian reported at a cut-off grade of $163.29/ton ($180/tonne), open pit resources reported at a cut-off value of $74.84/ton ($82.50/tonne); Metallurgical recoveries based on grade dependent recovery curves: recoveries at the mean resource grade average 89% for silver and 84% for gold for oxide material and 85% for silver, 83% for gold, 81% for lead, 86% for zinc, and 83% for copper for sulfide material. Resources reported at a minimum mining width of 8.2 feet (2.5m) for Middle Vein, North Vein, and East Francine, 6.5ft (1.98m) for El Toro, El Bronco, and El Tigre, and 4.9 feet (1.5 m) for Hugh Zone and Andrea.
(18)
Mineral resources for Fire Creek, Hollister and Midas are reported using a minimum mining width of four feet or the vein true thickness plus two feet, whichever is greater.
(19)
Fire Creek underground mineral resources are reported at a gold equivalent cut-off grade of 0.228 oz/ton. Metallurgical recoveries: 90% for gold and 70% for silver.
(20)
Hollister mineral resources, including the Hatter Graben are reported at a gold equivalent cut-off grade of 0.191 oz/ton. Metallurgical recoveries: 88% for gold and 66% for silver.
(21)
Midas mineral resources are reported at a gold equivalent cut-off grade of 0.183 oz/ton. Metallurgical recoveries: 90% for gold and 70% for silver. Inferred resources for the Sinter Zone are reported undiluted.
(22)
Mineral resources at Heva and Hosco are based on a gold cut-off grade of 0.008 oz/ton (0.277 g/tonnes) for open pit and 0.102 oz/ton (3.5 g/tonne) for underground and metallurgical recoveries of 95% for gold at Heva and 81.5% and 87.7% for gold at Hosco depending on zone. Heva and Hosco resources are diluted 20% and reported using a 7% mining loss.
(23)
Indicated and Inferred resources at the Star property are reported using a minimum mining width of 4.3 feet and an NSR cut-off value of $280/ton; Metallurgical recovery: 93% for silver, 93% for lead, and 87% for zinc.
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
(25)
Inferred resources reported at a minimum mining width of 6.0 feet for Bulldog and an NSR cut-off value of $206/ton and 5.0 feet for Equity and North Amethyst veins at an NSR cut-off value of $206/ton; Metallurgical recoveries based on grade dependent recovery curves; metal recoveries at the mean resource grade average 89% silver, 74% lead, and 81% zinc for the Bulldog and a constant 85% gold and 85% silver for North Amethyst and Equity.
(26)
Inferred resource at Monte Cristo reported at a minimum mining width of 5.0 feet and a 0.094 oz/ton gold cut-off grade. Metallurgical recovery: 85% for gold and 85% for silver.
(27)
Inferred resource at Rock Creek reported at a minimum thickness of 15 feet and an NSR cut-off value of $35.10/ton; Metallurgical recoveries: 88% for silver and 92% for copper. Resources adjusted based on mining restrictions as defined by U.S. Forest Service, Kootenai National Forest in the June 2003 'Record of Decision, Rock Creek Project'.
(28)
Inferred resource at Libby reported at a minimum thickness of 15 feet and an NSR cut-off value of $35.10/ton NSR; Metallurgical recoveries: 88% for silver and 92% copper. Resources adjusted based on mining restrictions as defined by U.S. Forest Service, Kootenai National Forest, Montana DEQ in December 2015 'Joint Final EIS, Montanore Project' and the February 2016 U.S Forest Service - Kootenai National Forest 'Record of Decision, Montanore Project'.
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

Greens Creek is an underground mine accessed by a ramp from surface which produces approximately 2,300 to 2,600 tons of ore per day. The primary mining methods are cut and fill and longhole stoping. The Greens Creek ore processing facility includes a SAG/ball mill grinding circuit to grind the run of mine ore to liberate the minerals and produce a slurry suitable for differential flotation of mineral concentrates. A gravity circuit recovers free gold that exists as electrum, a gold/silver alloy in the ore. Gravity concentrates are produced from this circuit prior to flotation. Three flotation concentrates are produced: a silver concentrate which contains most of the silver recovered; a zinc concentrate which is low in precious metals content; and a zinc-rich precious metals concentrate that contains gold, silver, zinc, and lead. Doré is produced from the gravity concentrate by a third-party processor and further refined and sold to precious metal traders. The concentrate products are sold to a number of smelters and traders worldwide. See Note 4 of Notes to Consolidated Financial Statements for information on the significant customers for Greens Creek’s products. Concentrates are shipped from the Hawk Inlet marine terminal about nine miles from the mill.

For more information, see Exhibit 96.1, the Technical Report Summary on the Greens Creek Mine, Alaska, U.S.A., prepared for the Company by the Qualified Person under Section 1300 of SEC Regulation S-K ("QP"), SLR International Corporation ("SLR") with an effective date of December 31, 2021.

The employees at Greens Creek are employees of Hecla Greens Creek Mining Company, our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 546 employees at Greens Creek at December 31, 2025.

As of December 31, 2025, we have recorded a $51.6 million asset retirement obligation for reclamation and closure costs. We maintained a $92.2 million reclamation and long-term water treatment bond for Greens Creek as of December 31, 2025. The net book value of the Greens Creek property and its associated plant, equipment and mineral interests was approximately $517.5 million as of December 31, 2025. The vintage of the facilities at Greens Creek ranges from the 1980s to 2025.

The current mine plan at Greens Creek utilizes estimates of reserves and resources for approximately 11 years of production, through 2036.

Information with respect to Greens Creek's production, total cost of sales, average Cash Cost, After By-product Credits, Per Silver Ounce, All-In Sustaining Costs (“AISC”), After By-product Credits, Per Silver Ounce, and proven and probable mineral reserves for the past three years is set forth in the following table.

	Years Ended December 31,
Production	2025	2024	2023
Ore milled (tons)	871,659	895,318	914,796
Silver (ounces)	8,724,996	8,480,877	9,731,752
Gold (ounces)	59,349	55,275	60,896
Lead (tons)	18,213	18,320	19,578
Zinc (tons)	51,387	51,288	51,496
Copper (tons)	1,804	1,874	1,823

Total cost of sales	$290,180	$268,127	$259,895
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$(8.02)	$(0.05)	$2.53
AISC, After By-Product Credits, per Silver Ounce (1)	$(2.36)	$5.65	$7.14

Proven Mineral Reserves(2,3,4,5)
Total tons	12,900	9,200	8,800
Silver (ounces per ton)	23.9	7.6	11.3
Gold (ounces per ton)	0.12	0.07	0.08
Zinc (percent)	7.8	6.5	8.4
Lead (percent)	3.0	2.4	3.5
Contained silver (ounces)	308,900	69,800	99,500
Contained gold (ounces)	1,500	700	700
Contained lead (tons)	390	220	310
Contained zinc (tons)	1,000	600	740

Probable Mineral Reserves(2,3,4,5)
Total tons	10,165,500	10,437,800	10,008,900
Silver (ounces per ton)	10.4	9.9	10.5
Gold (ounces per ton)	0.08	0.08	0.09
Zinc (percent)	6.3	6.2	6.6
Lead (percent)	2.3	2.3	2.5
Contained silver (ounces)	105,788,100	103,640,900	105,121,700
Contained gold (ounces)	840,800	864,300	879,700
Contained lead (tons)	237,730	240,450	250,270
Contained zinc (tons)	637,130	645,410	657,990

Total Proven and Probable Mineral Reserves(2,3,4,5)
Total tons	10,178,400	10,447,000	10,017,700
Silver (ounces per ton)	10.4	9.9	10.5
Gold (ounces per ton)	0.08	0.08	0.09
Zinc (percent)	6.3	6.2	6.6
Lead (percent)	2.3	2.3	2.5
Contained silver (ounces)	106,097,000	103,710,700	105,221,200
Contained gold (ounces)	842,300	865,000	880,400
Contained lead (tons)	238,120	240,670	250,580
Contained zinc (tons)	638,130	646,010	658,730
(1)
Includes by-product credits from gold, lead, zinc and copper production. Cash Cost, After By-product Credits, Per Silver Ounce and AISC, After By-product Credits, Per Silver Ounce represent non-GAAP measurements that management uses to monitor and evaluate the performance of our mining operations. We believe these measurements provide indicators of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. A reconciliation of total cost of sales, the most comparable GAAP measure, to these non-GAAP measures can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Total Costs of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).
(2)
Proven and probable mineral reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and smelter payables, and cash operating costs. Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Greens Creek, the cutoff grade is expressed in terms of NSR, rather than metal grade. The cut-off grade at Greens Creek is $275 per ton NSR for all zones. The cut-off grade calculations include costs associated with mining, processing, surface operations, environmental, general administrative, sustaining capital, and royalty charges, if any. Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2025	2024	2023
Silver (per ounce)	$25.00	$22.00	$17.00
Gold (per ounce)	$2,100	$1,900	$1,600
Lead (per pound)	$0.90	$0.90	$0.90
Zinc (per pound)	$1.15	$1.15	$1.15

(3)
Reserves are in-situ materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2025 reserve model assumes average total mill recoveries of 79.3% for silver, 74% for gold, 88.8% for zinc and 82.6% for lead.
(4)
The change in reserves in 2025 versus 2024 was due to an improved stope design process and updating models to realized higher grades in mining.
(5)
Probable reserves at Greens Creek are based on average drill spacing of 50 to 100 feet. Proven reserves typically require that mine production samples for the basis of the ore grade estimates, while probable reserve grade estimates can be based entirely on drilling results. The proven reserves reported for Greens Creek for 2025 is exclusively stockpiled ore.

Information on in-situ mineral resources for Greens Creek excluding reserves for the past three years is set forth in the following table.

	Years Ended December 31,
	2025	2024	2023
Measured Resources (1,2,3)
Total tons	—	—	—
Silver (ounces per ton)	—	—	—
Gold (ounces per ton)	—	—	—
Zinc (percent)	—	—	—
Lead (percent)	—	—	—
Silver (ounces)	—	—	—
Gold (ounces)	—	—	—
Lead (tons)	—	—	—
Zinc (tons)	—	—	—

Indicated Resources (1,2,3)
Total tons	5,844,200	7,618,700	8,039,900
Silver (ounces per ton)	15.2	14.1	13.9
Gold (ounces per ton)	0.11	0.10	0.10
Zinc (percent)	8.9	8.0	8.0
Lead (percent)	3.4	3.0	3.0
Silver (ounces)	88,654,700	107,226,000	111,526,000
Gold (ounces)	653,000	760,000	800,000
Lead (tons)	200,430	227,360	239,250
Zinc (tons)	522,550	607,600	643,950

Measured and Indicated Resources (1,2,3)
Total tons	5,844,200	7,618,700	8,039,900
Silver (ounces per ton)	15.2	14.1	13.9
Gold (ounces per ton)	0.11	0.10	0.10
Zinc (percent)	8.9	8.0	8.0
Lead (percent)	3.4	3.0	3.0
Silver (ounces)	88,654,700	107,226,000	111,526,000
Gold (ounces)	653,000	760,000	800,000
Lead (tons)	200,430	227,360	239,250
Zinc (tons)	522,550	607,600	643,950

Inferred Resources (1,2,3)
Total tons	1,431,300	1,877,700	1,929,600
Silver (ounces per ton)	16.3	13.4	13.4
Gold (ounces per ton)	0.11	0.08	0.08
Zinc (percent)	8.0	6.9	2.9
Lead (percent)	3.2	2.9	6.9
Silver (ounces)	23,314,000	25,106,100	25,891,000
Gold (ounces)	153,400	151,400	154,000
Lead (tons)	45,720	54,010	55,890
Zinc (tons)	113,910	130,120	133,260

(1)
Mineral resources are based on $2,250/oz for gold, $26.00/oz for silver, $0.90/lb for lead, $1.20/lb for zinc and are reported in-situ and exclusive of mineral reserves.
(2)
The resource NSR cut-off value for Greens Creek is $275/ton for all zones; metallurgical recoveries (actual 2025): 79.3% for silver, 74% for gold, 82.6% for lead and 88.8% for zinc.

(3)
Measured resources were not defined for year-end 2025; indicated resources for silver decreased 17% from 2024 given mining conversion to reserve material and higher cut-off; inferred resources for silver decreased 7% from 2024 given conversion to indicated resources or reserves due to drilling and higher cut-off.

Lucky Friday

We have owned and operated the Lucky Friday mine since 1958, and have wholly owned it since 1964. Lucky Friday is a deep underground silver, lead and zinc mine located in the Coeur d’Alene Mining District in northern Idaho at 47°28'15.70”N Latitude, 115°47'0.44”W Longitude (WGS84). Lucky Friday is one-quarter mile east of Mullan, Idaho, and is adjacent to U.S. Interstate 90. We report Lucky Friday as a separate segment in our consolidated financial statements. See Note 4 of Notes to Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Lucky Friday for information on its financial performance.

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

Access to the mining horizons from the surface is by shaft access. Once underground, trackless drifts and ramps are utilized to reach the mining areas. An internal, hoisting shaft was completed in 2017 to extend access at depth in the Gold Hunter area. The principal mining methods in use at Lucky Friday consist of underhand systems with integral paste fill and varying degrees of mechanization. In 2020, we tested and implemented the underhand closed bench ("UCB") mining method. The UCB method is a new and patented productive mining method developed by Hecla for proactive control of fault-slip seismicity in deep, high-stress, narrow-vein mining. The method uses bench drilling and blasting methods to fragment significant vertical and lateral extents of the vein beneath a top cut taken along the strike of the vein and under engineered backfill. The method is accomplished without the use of drop raises or lower mucking drives which may result in local stress concentrations and increased exposure to seismic events. Large blasts using up to 45,000 lbs. of pumped emulsion and programmable electronic detonators fragment up to 500 feet of strike length to a depth of approximately 24 feet. These large blasts proactively induce fault-slip seismicity at the time of the blast and shortly after it. This blasted corridor is then mined underhand for two cuts. As these cuts are mined, little to no blasting is done to advance them. Dilution is controlled by supporting the hanging wall and footwall as the mining progresses through the blasted ore. The entire cycle repeats and stoping advances downdip, under fill, and in a destressed zone. The method allows for greater control of fault-slip seismic events significantly improving safety. In conjunction, a notable productivity increase has been achieved by reducing seismic delays and utilizing bulk mining activities. In 2025, 2024 and 2023, 88%, 86% and 87%, respectively of the tons mined were produced through the UCB method. The underhand cut and fill method was also utilized in 2025, 2024 and 2023. Under this method, once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed below from the ramp system. Both methods utilize rubber-tired equipment to access the veins through ramps developed outside of the ore body.

Ore at Lucky Friday is processed using a conventional lead/zinc flotation flowsheet, and the plant capacity currently is estimated at 1,165 tons per day. During August 2023, the production at the mine was suspended due to a fire that occurred while repairing an unused station in the #2 ventilation shaft, which is also the secondary egress (required by MSHA regulations). By early September, the fire had been extinguished, normal ventilation was reestablished and the workforce recalled. Following evaluation of alternatives, it was determined that in order to safely bring the mine back into production in the most rapid and cost-effective way, a new secondary egress needed to be developed to bypass the damaged portion of the #2 shaft. The new egress involved extending an existing ramp 1,600 feet, installing a 290-foot-long manway raise, and developing an 850-foot ventilation raise. This work resulted in operations being suspended for the remainder of 2023, with the mine restarting production in January 2024, and ramping up to full production during the first quarter.

For more information, see Exhibit 96.2, the Technical Report Summary on the Lucky Friday Mine, Idaho, U.S.A., prepared for the Company by the QP, SLR, with an effective date of December 31, 2021.

At December 31, 2025, there were 444 employees at Lucky Friday. The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union is the bargaining agent for Lucky Friday’s 325 hourly employees as of December 31, 2025. During January 2023, the bargaining agent ratified a six-year labor agreement that expires in May 2029. Following a strike that started in March 2017 and ended in January 2020, re-staffing of the mine and ramp-up activities were completed during 2020, with a return to full production starting in the fourth quarter of 2020.

As of December 31, 2025, we have recorded a $14.9 million asset retirement obligation for reclamation and closure costs. The net book value of the Lucky Friday property and its associated plant, equipment and mineral interests was approximately $585.8 million as of December 31, 2025. The vintage of the facilities at Lucky Friday ranges from the 1950s to 2025.

The current mine plan at Lucky Friday utilizes estimates of reserves and resources for approximately 17 years of production, through 2044.

Information with respect to the Lucky Friday’s production, total cost of sales, average Cash Cost, After By-product Credits, Per Silver Ounce, AISC, After By-product Credits, Per Silver Ounce, and proven and probable in -situ mineral reserves for the past three years is set forth in the table below.

	Years Ended December 31,
Production	2025	2024	2023
Ore milled (tons)	427,048	406,541	231,129
Silver (ounces)	5,260,686	4,890,949	3,086,119
Lead (tons)	34,284	31,265	19,543
Zinc (tons)	14,924	13,513	7,944

Total cost of sales	$173,690	$144,485	$84,185
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$8.66	$7.80	$5.51
AISC, After By-product Credits, Per Silver Ounce (1)	$21.98	$16.50	$12.21

Proven Mineral Reserves(2,3,4)
Total tons	4,746,900	5,285,400	5,298,600
Silver (ounces per ton)	11.9	11.9	12.8
Lead (percent)	7.5	7.6	8.0
Zinc (percent)	3.8	3.6	3.8
Contained silver (ounces)	56,096,400	62,824,900	67,594,600
Contained lead (tons)	355,370	400,400	424,080
Contained zinc (tons)	181,180	189,860	201,280

Probable Mineral Reserves(2,3,4)
Total tons	1,635,500	789,900	965,500
Silver (ounces per ton)	9.5	11.4	10.8
Lead (percent)	6.0	7.6	7.1
Zinc (percent)	3.7	3.1	2.9
Contained silver (ounces)	15,492,800	9,011,300	10,410,500
Contained lead (tons)	97,590	60,210	68,320
Contained zinc (tons)	60,710	24,620	28,100

Total Proven and Probable Mineral Reserves(2,3,4)
Total tons	6,382,400	6,075,300	6,264,100
Silver (ounces per ton)	11.2	11.8	12.5
Lead (percent)	7.1	7.6	7.9
Zinc (percent)	3.8	3.5	3.7
Contained silver (ounces)	71,589,200	71,836,200	78,005,100
Contained lead (tons)	452,960	460,610	492,400
Contained zinc (tons)	241,890	214,480	229,380

(1)
Includes by-product credits from lead and zinc production. Cash Cost, After By-product Credits, Per Silver Ounce and AISC, After By-product Credits, Per Silver Ounce, represent non-GAAP measurements that management uses to monitor and evaluate the performance of our mining operations. We believe these measurements provide indicators of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization is presented for the full year of 2025, 2024 and 2023. However, as Lucky Friday operations were suspended in August 2023 following the underground fire in the #2 shaft secondary egress and resumed on January 9, 2024, the portion of cash costs, sustaining costs, by-product credits, and silver production incurred during the suspension period are excluded from the calculation of Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits. A reconciliation of total cost of sales, the most comparable GAAP measure, to these non-GAAP measures can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Total cost of sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

(2)
Proven and probable mineral reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and smelter payables, and cash operating costs. Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Lucky Friday, the cutoff grade is expressed in terms of NSR, rather than metal grade. The reserve NSR cut-off values for Lucky Friday are $280/ton for all veins. The cut-off grade calculations include costs associated with mining, processing, surface operations, environmental, general administrative, and sustaining capital. Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2025	2024	2023
Silver (per ounce)	$25.00	$22.00	$17.00
Lead (per pound)	$0.90	$0.90	$0.90
Zinc (per pound)	$1.15	$1.15	$1.15

(3)
Reserves are in-situ materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2025 reserve model was based on the Net Smelter Return values incorporating smelter terms and metal recoveries to the various concentrates. The 2025 reserve model assumes average total mill recoveries of 93.3% for silver, 92.8% for lead and 87.3% for zinc. The average total mill recoveries for 2025 were 94.5% for silver, 94.3% for lead and 85.1% for zinc.
(4)
The change in reserves in 2025 from 2024 was due to mining depletion and cut-off grade increases offset by modeling updates, positive drilling results and engineering changes.

Information on in-situ mineral resources excluding mineral reserves for Lucky Friday for the past three years is set forth in the following table.

	Years Ended December 31,
	2025	2024	2023
Measured Resources (1,2,3)
Total tons	1,805,600	3,781,400	5,325,500
Silver (ounces per ton)	11.8	8.7	8.6
Lead (percent)	7.4	5.8	5.6
Zinc (percent)	2.1	2.6	2.8
Silver (ounces)	21,327,700	32,794,700	45,784,900
Lead (tons)	134,280	217,490	299,360
Zinc (tons)	37,610	99,840	146,420

Indicated Resources (1,2,3)
Total tons	1,618,900	845,200	1,011,000
Silver (ounces per ton)	11.9	8.7	8.1
Lead (percent)	6.2	6.6	6.0
Zinc (percent)	1.5	2.3	2.7
Silver (ounces)	19,213,200	7,350,000	8,135,700
Lead (tons)	100,200	55,890	60,200
Zinc (tons)	24,850	19,700	26,910

Measured and Indicated Resources (1,2,3)
Total tons	3,424,500	4,626,600	6,336,500
Silver (ounces per ton)	11.8	8.7	8.5
Lead (percent)	6.8	6.2	5.7
Zinc (percent)	1.8	2.5	2.7
Silver (ounces)	40,540,900	40,144,700	53,920,600
Lead (tons)	234,480	273,380	359,560
Zinc (tons)	62,460	119,540	173,330

Inferred Resources (1,2,3)
Total tons	2,237,700	3,811,400	3,600,000
Silver (ounces per ton)	11.6	10.3	7.8
Lead (percent)	8.6	7.7	5.9
Zinc (percent)	2.9	3.2	2.8
Silver (ounces)	26,033,300	39,183,200	27,933,900
Lead (tons)	192,010	293,010	211,340
Zinc (tons)	65,770	121,710	100,630

(1)
Mineral resources are based on $26.00/oz for silver, $0.90/lb for lead, $1.20/lb for zinc and are reported in-situ and exclusive of mineral reserves.
(2)
The resource NSR cut-off value for Lucky Friday is $280.00/ton; metallurgical recoveries (actual 2025): 94.5% for silver, 94.3% for lead and 85.1% for zinc. The cut-off grade calculations include costs associated with mining, processing, surface operations, environmental, general administrative, and sustaining capital.
(3)
Measured and Indicated resources for silver increased 1% from 2024 given modeling of thinner vein intercepts; Inferred silver resources decreased 34% from 2024 given higher cut-off.

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

The total Hecla Keno Hill mineral claims as of December 31, 2025, covers an area of 238.12 square kilometers (92 square miles) and comprises 717 quartz mining leases, 867 quartz mining claims and two Crown Grants. Below is a map illustrating the location and access to Keno Hill:

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

Keno Hill ore is mined with a mechanized cut and fill method ("MCF"). Where the ore width is wider than can be safely extracted in one cut, the ore will be mined in adjacent drifts. Lenses are predominantly mined in a bottom-up sequence and filled with cemented rock fill ("CRF") with a 3%-8% binder content. CRF is used to introduce temporary sill levels or to fill initial drifts when multiple adjacent drifts are required. Temporary sill levels form a sequence interrupting pillar which allows for multiple mining fronts to be active on one lens at a time. The remainder of the lifts will be backfilled with unconsolidated rock fill. This mining method was chosen due to the narrow steeply dipping nature of the mineral bodies and to maximize safety and productivity. The various deposits require the use of mining methods that can adequately support the vein and that are flexible and selective while minimizing the direct mining costs. In the MCF method, an attack ramp is developed from the main ramp at a gradient of -15%. Upon reaching the orebody, an intersection is developed, and a lift is developed in both directions along strike, following the geological contact of the orebody. At the end of the lens, the void is backfilled using a Load Haul Dump ("LHD") machine. The LHD utilizes a bulldozer-like plate to push waste tight to the back of the drift. Once the level has been completely backfilled, the next lift above the previously mined lift is accessed by slashing down the back of the attack ramp and working off the muck pile/horizon. MCF drift sizes are on average 3.5 meters high x 3.5 meters wide. For areas wider than development equipment, a second parallel drift will be mined beside the backfilled drift to fully extract the material prior to accessing the lift above. In this situation, the first drift will be completely backfilled with cemented rock fill to ensure a stable wall to allow adjacent mining activity. The lifts are generally sequenced from the bottom-up within each panel.

The Keno Hill mill is based on a conventional sequential flotation process producing silver and precious metal concentrates. The silver concentrates are high in lead which typically accounts for approximately 90% to 95% of the mill feed silver values since given that is strongly associated with lead minerals. Overall, silver represents 70% to 80% of the value of the ores in the district.

For more information, see Exhibit 96.4, the Technical Report Summary on the Keno Hill Operations, Yukon, Canada, prepared for the Company by Mining Plus Canada Ltd., with an effective date of December 31, 2023.

At December 31, 2025, there were 261 employees at Keno Hill.

As of December 31, 2025, we have recorded a $3.7 million asset retirement obligation for reclamation and closure costs. The net book value of the Keno Hill property and its associated plant, equipment and mineral interests was approximately $408.0 million as of December 31, 2025. The active infrastructure in place at Keno Hill ranges from the 1980s to 2025.

The current mine plan at Keno Hill utilizes estimates of reserves and resources for approximately 16 years of production, through 2040.

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

	Years Ended December 31,
Production	2025	2024	2023
Ore milled (tons)	108,339	109,292	56,331
Silver (ounces)	3,018,490	2,773,873	1,502,577
Lead (tons)	3,633	2,930	1,225
Zinc (tons)	2,247	1,507	1,139

Proven Mineral Reserves(2,3,4)
Total tons	9,100	12,900	—
Silver (ounces per ton)	23.5	28.1	—
Gold (ounces per ton)	—	—	—
Lead (percent)	2.4	3.0	—
Zinc (percent)	6.2	1.6	—
Contained silver (ounces)	235,100	364,200	—
Contained gold (ounces)	—	—	—
Contained lead (tons)	220	380	—
Contained zinc (tons)	600	200	—

Probable Mineral Reserves(2,3,4)
Total tons	2,103,500	2,629,700	2,069,400
Silver (ounces per ton)	25.3	24.3	26.6
Gold (ounces per ton)	0.01	0.01	0.01
Lead (percent)	2.9	2.4	2.8
Zinc (percent)	2.9	2.4	2.5
Contained silver (ounces)	53,171,700	63,913,700	55,068,000
Contained gold (ounces)	15,600	17,000	13,400
Contained lead (tons)	61,600	63,440	58,170
Contained zinc (tons)	61,230	62,790	52,380

Total Proven and Probable Mineral Reserves(2,3,4)
Total tons	2,112,600	2,642,600	2,069,400
Silver (ounces per ton)	25.3	24.3	26.6
Gold (ounces per ton)	0.01	0.01	0.01
Lead (percent)	2.9	2.4	2.8
Zinc (percent)	2.9	2.4	2.5
Contained silver (ounces)	53,406,800	64,277,900	55,068,000
Contained gold (ounces)	15,600	17,000	13,400
Contained lead (tons)	61,820	63,820	58,170
Contained zinc (tons)	61,830	62,990	52,380

(1)
Proven and probable mineral reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and smelter payables, and cash operating costs. Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Keno Hill, the cutoff grade is expressed in terms of NSR, rather than metal grade. The reserve NSR cut-off value for Keno Hill is $336/ton. The cut-off grade calculations include costs associated with mining, processing, surface operations, environmental, general administrative, and sustaining capital. Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2025	2024	2023
Silver (per ounce)	$25.00	$22.00	$17.00
Lead (per pound)	$0.90	$0.90	$0.90
Zinc (per pound)	$1.15	$1.15	$1.15

(2)
Reserves are in-situ materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The proven reserves reported for Keno Hill for 2025 is exclusively stockpiled ore. The 2025 reserve model assumes average total mill recoveries of 96.2% for silver, 94% for lead and 81% for zinc.
(3)
The change in silver reserves in 2025 from 2024 was due to modeling changes due to increased geologic understanding, mining depletion, minor sterilization and pre-production drilling results.

Information on in-situ mineral resources excluding mineral reserves for Keno Hill for the past three years is set forth in the following table.

	Years Ended December 31,
	2025	2024	2023
Measured Resources (1,2,3)
Total tons	—	—	—
Silver (ounces per ton)	—	—	—
Gold (ounces per ton)	—	—	—
Lead (percent)	—	—	—
Zinc (percent)	—	—	—
Silver (ounces)	—	—	—
Gold (ounces)	—	—	—
Lead (tons)	—	—	—
Zinc (tons)	—	—	—

Indicated Resources (1,2,3)
Total tons	582,800	1,050,300	4,504,200
Silver (ounces per ton)	24.1	13.7	7.5
Gold (ounces per ton)	0.01	0.01	0.01
Lead (percent)	2.5	1.1	0.9
Zinc (percent)	6.3	2.1	3.5
Silver (ounces)	14,039,200	14,430,700	33,926,400
Gold (ounces)	5,200	12,200	26,200
Lead (tons)	14,460	11,610	41,120
Zinc (tons)	36,710	22,460	157,350

Measured and Indicated Resources (1,2,3)
Total tons	582,800	1,050,300	4,504,200
Silver (ounces per ton)	24.1	13.7	7.5
Gold (ounces per ton)	0.01	0.01	0.01
Lead (percent)	2.5	1.1	0.9
Zinc (percent)	6.3	2.1	3.5
Silver (ounces)	14,039,200	14,430,700	33,926,400
Gold (ounces)	5,200	12,200	26,200
Lead (tons)	14,460	11,610	41,120
Zinc (tons)	36,710	22,460	157,350

Inferred Resources (1,2,3)
Total tons	661,800	1,299,600	2,835,900
Silver (ounces per ton)	16.7	14.8	11.2
Gold (ounces per ton)	0.01	0.00	0.00
Lead (percent)	1.9	1.3	1.1
Zinc (percent)	3.8	2.7	1.8
Silver (ounces)	11,043,600	19,269,800	31,790,500
Gold (ounces)	3,500	6,100	8,600
Lead (tons)	12,450	16,450	32,040
Zinc (tons)	25,350	34,940	51,870

(1)
Mineral resources are based on $26.00/oz for silver, $2,250/oz for gold, $0.90/lb for lead, $1.20/lb for zinc and are reported in-situ and exclusive of mineral reserves.

(2)
The resource NSR cut-off value for Keno Hill is $336/ton ; metallurgical recoveries (actual 2025): 96.2% for silver, 94% for lead and 81% for zinc. The cut-off grade calculations include costs associated with mining and processing.

(3)
Measured and indicated resources for silver decreased 3% and inferred silver resources decreased 43% from 2024 given higher cut-off, conversion to reserves, additional drilling and modeling changes.

Casa Berardi

We have wholly owned and operated Casa Berardi since June 2013. Casa Berardi is located 95 kilometers (59 miles) north of La Sarre in the Abitibi Region of northwestern Quebec, Canada at 49°34'0.72”N Latitude, 79°15'56.05”W Longitude (WGS84). The property borders Ontario to the west and covers parts of Casa Berardi, Dieppe, Raymond, D'Estrees, and Puiseaux townships. We report Casa Berardi as a separate segment in our consolidated financial statements. See Note 4 of Notes to Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Casa Berardi for information on its financial performance. On January 26, 2026, following a review of how Casa Berardi fits into our future strategy, we announced that we agreed to sell our subsidiary that owns the Casa Berardi operation to Orezone. The transaction is expected to close in the first quarter of 2026, subject to the satisfaction of customary closing conditions. There can be no assurance that the transaction will be completed on the expected timeline or at all, or that we will receive the full anticipated consideration. For additional information regarding the pending transaction, see Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

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

The ore at Casa Berardi is extracted using a combination of underground and open pit mining methods. The mill utilizes a combination of gravity recovery for coarse gold and cyanidation for fine gold. The ore is crushed and ground to produce a slurry suitable for the subsequent recovery processes. Crushing and grinding is accomplished by a jaw crusher followed by a SAG mill and ball mill. Coarse gold reports to the gravity circuit consisting of Knelson concentrators followed by high intensity leaching and electrowinning. Fine gold reports to the cyanide leach train. Due to the presence of naturally occurring organic carbon in the ore, the Carbon-In-Leach (“CIL”) approach is used in a cyanidation circuit. Gold is adsorbed onto carbon in the leach train and later desorbed for electrowinning. Sludge from the electrowinning cells is melted in a furnace to produce doré, the final product produced at Casa Berardi. In 2025, the mill processed 1,533,800 tons, for an average of 4,202 tons per day.

For more information, see Exhibit 96.3, the Technical Report Summary on the Casa Berardi Mine, Northwestern Québec, Canada, prepared for the Company by the QP, RESPEC, with an effective date of December 31, 2023.

The employees at Casa Berardi are employees of Hecla Quebec Inc., our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 476 employees at Casa Berardi at December 31, 2025. We also utilize third-party contractors, which use their employees and equipment, for some of the mining activities at Casa Berardi.

The current mine plan at Casa Berardi utilizes estimates of reserves and resources for approximately 12 years of active production by underground and open pit methods of mining.

The net book value of the Casa Berardi property and its associated plant, equipment and mineral interests was approximately $710.2 million as of December 31, 2025. As of December 31, 2025, we have recorded a $76.0 million asset retirement obligation for reclamation and closure costs at Casa Berardi. We maintain a surety bond as financial guarantee for future reclamation and closure work.

Information with respect to the Casa Berardi’s production, total cost of sales, average Cash Cost, After By-product Credits, Per Gold Ounce, AISC, After By-product Credits, Per Gold Ounce, and proven and probable in-situ mineral reserves for the past three years is set forth in the table below.

	Year Ended December 31,
Production	2025	2024	2023
Ore milled (tons)	1,533,800	1,523,420	1,446,488
Gold (ounces)	91,160	86,648	90,363
Silver (ounces)	22,613	24,231	22,415

Total cost of sales	$206,720	$223,614	$221,341
Cash Cost, After By-product Credits, Per Gold Ounce (1)	$1,851	$1,762	$1,652
AISC, After By-product Credits, Per Gold Ounce (1)	$2,029	$1,990	$2,048

Proven Mineral Reserves(2,3,4)
Total tons	6,142,500	5,045,500	4,294,900
Gold (ounces per ton)	0.08	0.08	0.09
Contained gold (ounces)	462,700	428,400	386,100

Probable Mineral Reserves(2,3,4)
Total tons	7,935,000	10,848,400	11,559,400
Gold (ounces per ton)	0.09	0.08	0.08
Contained gold (ounces)	694,800	863,400	884,400

Total Proven and Probable Mineral Reserves(2,3,4)
Total tons	14,077,500	15,893,900	15,854,300
Gold (ounces per ton)	0.08	0.08	0.08
Contained gold (ounces)	1,157,500	1,291,800	1,270,500

(1)
Includes by-product credits from silver production. Cash Cost, After By-product Credits, Per Gold Ounce and AISC, After By-product Credits, Per Gold Ounce represent non-GAAP measurements that management uses to monitor and evaluate the performance of our mining operations. We believe these measurements provide indicators of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. A reconciliation of total cost of sales, the most comparable GAAP measure, to these non-GAAP measures can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

(2)
Proven and Probable mineral reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and refiner payables, and cash operating costs. The average cutoff grade at Casa Berardi is 0.11 ounces per ton for underground reserves and 0.03 ounces per ton for open pit reserves. Our estimates of Proven and Probable reserves are based on the prices of $2,100 per gold.

(3)
Reserves are in-situ materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The proven reserves reported for Casa Berardi for 2025 contain 111,700 tons of stockpiled ore. The 2025 reserve model estimated recoveries using recovery curves generated for each open pit and underground areas. For the Proven and Probable reserves, recoveries are expected to average between 76 to 90% in the open pits and 80 to 86% in the underground stopes.

(4)
Reserves changes from 2025 compared to 2024 (-11% gold ounces) were largely due to mining depletion and pit design changes.

Information on in-situ mineral resources excluding minerals reserves for Casa Berardi for the past three years is set forth in the following table.

	Years Ended December 31,
	2025	2024	2023
Measured Resources (1,2,3)
Total tons	4,196,700	1,570,000	1,166,300
Gold (ounces per ton)	0.12	0.19	0.20
Gold (ounces)	498,800	302,900	235,900

Indicated Resources (1,2,3)
Total tons	4,678,300	3,647,700	3,359,400
Gold (ounces per ton)	0.15	0.16	0.18
Gold (ounces)	683,000	598,200	607,400

Measured and Indicated Resources (1,2,3)
Total tons	8,875,000	5,217,700	4,525,700
Gold (ounces per ton)	0.13	0.17	0.19
Gold (ounces)	1,181,800	901,100	843,300

Inferred Resources (1,2,3)
Total tons	2,755,800	2,652,600	2,302,700
Gold (ounces per ton)	0.18	0.18	0.17
Gold (ounces)	492,800	465,100	395,600

(1)
Mineral resources are based on $2,250/oz for gold and a USD/CAD exchange rate: 1:1.35 and are reported in-situ and exclusive of mineral reserves.

(2)
The average resource cut-off grades at Casa Berardi are 0.10 oz/ton gold for underground and 0.03 oz/ton for open pit; metallurgical recovery (actual 2025): 87% for gold.

(3)
Measured and indicated mineral gold resources increased 31% and inferred gold resources increased 6% over 2024 given metal prices, resource pit updates and drilling additions.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange, Inc. under the symbol “HL.” As of February 12, 2026, there were 2,567 stockholders of record of our common stock.

The following table provides information as of December 31, 2025 regarding our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2010 Stock Incentive Plan	—	N/A	7,435,880
Stock Plan for Non-Employee Directors	—	N/A	1,874,764
Key Employee Deferred Compensation Plan	—	N/A	1,665,037
Total	—	N/A	10,975,681

See Note 12 of Notes to Consolidated Financial Statements for information regarding the above plans.

During the year ended December 31, 2023, we issued shares of our common stock on multiple occasions to three of our employee benefit plans in order to fund our obligations under those plans. Each issuance was made pursuant to an exemption from registration under the Securities Act pursuant to Section 4(a)(2) of that Act and was followed by the filing of a shelf registration statement on SEC Form S-3 allowing for the public resales of those shares. We did not receive any cash proceeds from any of the above issuances of shares of common stock and nor will we from any resales. The issuances were as follows:

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

The following performance graph compares the performance of our common stock during the period beginning December 31, 2020 and ending December 31, 2025 to the S&P 500 and the Philadelphia Gold and Silver Index. The graph assumes a $100 investment in our common stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments on a quarterly basis throughout the period.

Comparison of 5 Year Cumulative Total Return

Among Hecla Mining Company, the S&P 500, and the Philadelphia Gold and Silver Index

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/20
12/21
12/22
12/23
12/24
12/25
Hecla Mining Company
S&P 500 (GSPC)
Philadelphia Gold and Silver Index (XAU)

Date	Hecla Mining	S&P 500	Philadelphia Gold and Silver Index
December 2020	$100.00	$100.00	$100.00
December 2021	81.04	126.92	91.86
December 2022	86.67	102.36	85.03
December 2023	75.36	126.05	87.17
December 2024	77.56	156.81	95.14
December 2025	303.38	181.84	237.38

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

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program. Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions. See Note 12 of Notes to Consolidated Financial Statements for more information. We made no purchases of our outstanding common stock during the year ended December 31, 2025.

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

Overview

Hecla Mining Company stands as the premier silver producer, with a rich heritage dating back to 1891. Our operations at Greens Creek, Lucky Friday and Keno Hill combined to produce 37% of 2024 silver production in the U.S. and Canada, complemented by significant gold production from Casa Berardi and Greens Creek. We began ramp-up of the Keno Hill mill during the second quarter of 2023. Our strategic positioning in the stable jurisdictions of U.S. and Canada provides us with distinct operational advantages and reduced political risk compared to our global peers. Our operational and strategic framework centers on four core pillars:

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
3.
Intensifying our focus on financial discipline with a rigorous capital allocation framework
4.
Leveraging our position as North America's largest silver producer to meet growing demand from green technology markets

Recent Developments

On January 26, 2026, we announced the sale of our Hecla Quebec Inc. subsidiary which owns the Casa Berardi segment to Orezone for up to $593 million in total consideration. The transaction is expected to close in the first quarter of 2026, subject to the satisfaction of customary closing conditions. There can be no assurance that the transaction will be completed on the expected timeline or at all, or that we will receive the full anticipated consideration. Details of the consideration to be received are as follows:

•
Cash consideration of $160 million due upon closing;
•
Equity consideration of approximately 65.7 million Orezone common shares, to be issued upon closing, valued at $112 million as of January 26, 2026;
•
Deferred cash consideration of $30 million and $50 million to be paid at 18 months and 30 months, respectively, from closing; and
•
Contingent consideration of up to $241 million consisting of:
o
Production-based royalty payments of up to $211 million ($80/ounce for the first 500,000 ounces, then $180/ounce thereafter from open pit operations)
o
Permit receipt payment of $20 million upon grant of permits
o
Gold price-linked payment of up to $10 million at gold prices exceeding $4,200/ounce.

The sale of Casa Berardi represents a disciplined portfolio optimization and focuses capital allocation on our differentiated silver assets, which we believe to represent significant growth and value creation opportunities. Upon closing, we will further solidify our position as a leading silver multi-asset mining company with what we believe to be the best revenue exposure to silver amongst our immediate peers and focused on operating in what we view to be the most favorable jurisdictions. We anticipate using the cash proceeds from the transaction for debt reduction and balance sheet strengthening, enhancing our financial flexibility and capacity to invest in strategic growth investments, positioning us to maximize value from our world-class silver portfolio. We are confident in Orezone's operational expertise and believe they are well-positioned to create additional value from Casa Berardi.

2025 Highlights

Operational Achievements:

•
Strong Production - Delivered 17.0 million ounces of silver and 150,509 ounces of gold. Gold production benefited from higher grades and recoveries at Greens Creek and the continuation of underground mining at Casa Berardi. See Consolidated Results of Operations below for information on total cost of sales, as well as cash costs and AISC, each after by-product credits, per silver and gold ounce for 2025, 2024 and 2023.

•
Lucky Friday Production - Achieved record production of 5.3 million ounces, while continuing to advance infrastructure projects such as the surface cooling plant and beginning work on a new tailings impoundment.
•
Keno Hill Consistent Production - Produced 3.0 million ounces of silver, meeting production guidance of 2.9 - 3.1 million ounces, which represents a 9% increase from the prior year, while continuing to improve the developed state of the mine and invest in infrastructure needed to advance toward commercial production.
•
Nevada Properties Advancement - Advanced exploration and permitting across the Company's Nevada portfolio. At the Midas Project, a 2025 drilling program confirmed mineralized structures in five of six targets tested, including a gold discovery at the previously untested Pogo trend that returned 0.95 ounces per ton gold over 2.2 feet with visible gold, and at the Sinter Offset target, 0.46 ounces per ton gold over 6.1 feet, extending the Sinter Vein approximately 750 feet across a post-mineral fault from its 2021 discovery location. The Midas district historically produced approximately 2.2 million ounces of gold and 27 million ounces of silver during modern-era operations (1998–2014) and includes existing permitted infrastructure, including a mill with approximately 1,200 tons per day capacity, that has been in care and maintenance for approximately five years. At the 100% owned Aurora project, the Company received a Finding of No Significant Impact and Record of Decision for the Polaris exploration project, a permitting milestone enabling the advancement of exploration drilling activities at this historically high-grade gold-silver property. Both Nevada projects are supported by existing infrastructure that the Company plans to evaluate for refurbishment in connection with a potential restart of operations, which is expected to require significantly lower capital expenditure than construction of new facilities, subject to the results of ongoing technical and economic assessments.
•
Safety - Reduced company wide TRIFR to 1.69, an improvement of 13% over the prior year.

Financial Performance:

•
Revenue Generation - Achieved record sales of more than $1.4 billion.
•
Continuous Improvement - Turned Keno Hill profitable for the first time under our ownership, delivering $53.7 million in gross profit and Casa Berardi generated $112.4 million of gross profit, both a significant improvement over the prior year.
•
Shareholder Returns - Generated net income applicable to common stockholders of $321.2 million and returned $10.4 million to our common stockholders through dividend payments.
•
Investment in Operations - Made capital investments of approximately $252.4 million, including $54.6 million at Greens Creek, $72.9 million at Lucky Friday, $61.5 million at Casa Berardi and $58.2 million at Keno Hill.
•
Deleveraged and Strengthened Balance Sheet - Redeemed $212 million of our Senior Notes using proceeds from the sale of stock under our ATM program. In addition, cash flow from operating activities of $562.6 million allowed for full repayment of IQ notes in July and full repayment of the revolving credit facility in September.

Our average realized prices for silver, gold and zinc increased in both 2025 and 2024 compared to 2024 and 2023 respectively. See the Consolidated Results of Operations section below for information on our average realized metals prices for 2025, 2024 and 2023. Lead and zinc represent important by-products at all our silver operations, and gold is also a significant by-product at Greens Creek. Copper is a minor by-product credit at Greens Creek.

See the Consolidated Results of Operations section below for a discussion of the factors impacting income applicable to common stockholders for the three years ended December 31, 2025, 2024 and 2023.

Key Issues Impacting our Business

Our current business strategy is to focus our financial and human resources in the following areas:

•
operating our properties safely, in an environmentally responsible and cost-effective manner;
•
strengthen our balance sheet to preserve our financial position in varying metals price and operational environments, improve capital allocation framework with a focus on ROIC and increasing free cash flow;
•
improving and optimizing operations at all sites, which includes incurring costs for new technologies and equipment, and implementing standardized systems and processes;
•
optimize asset portfolio and identify growth opportunities, including through the pending sale of our Casa Berardi segment and Quebec assets to Orezone;
•
expanding our proven and probable reserves, mineral resources and production capacity at our properties;

•
advancing the development and ramp up of the Keno Hill mine to sustained profitability;
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

We strive to achieve excellent safety and health performance everywhere we work. We seek to implement this goal by: training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association’s CORESafety program. We strive for continuous improvement in mine safety and emergency preparedness by staying current with industry best practices, while implementing measures that are appropriate for our operations and the risks we face. We respond to issues outlined in investigations and inspections by MSHA, the Commission of Labor Standards, Pay Equity and Occupational Health and Safety in Quebec, the Workers' Safety and Compensation Board in the Yukon and the Mexico Ministry of Economy and Mining and continue to evaluate our safety practices. There can be no assurance that our practices will mitigate or eliminate all safety risks. Achieving and maintaining compliance with regulations will be challenging and may increase our operating costs. See Item 1A. Risk Factors - We face substantial governmental regulation, including in the United States the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law.

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

Volatility in global financial markets and other factors can pose a significant challenge to our ability to access credit and equity markets, should we need to do so. We utilize forward contracts and options to manage exposure to declines in the prices of (i) silver, gold, zinc and lead contained in our concentrates that have been shipped but have not yet settled, and (ii) from time to time silver, zinc and lead that we forecast for future concentrate shipments. In addition, we have in place a $225.0 million revolving credit agreement. As of December 31, 2025, no amount was drawn on the facility, with $6.7 million being used for letters of credit, no amount was drawn on the facility, leaving approximately $218.3 million available for borrowing.

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

Consolidated Results of Operations

Total metal sales for the years ended December 31, 2025, 2024 and 2023, and the approximate variances attributed to differences in metals prices, sales volumes and smelter terms, were as follows:

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
2023	$302,284	$274,611	$188,958	$(50,909)	$714,944
Variances - 2024 versus 2023:
Price	76,019	61,309	(2,873)	10,743	145,198
Volume	35,677	(17,664)	32,321	(2,485)	47,849
Smelter terms	—	—	—	1,378	1,378
2024	$413,980	$318,256	$218,406	$(41,273)	$909,369
Variances - 2025 versus 2024:
Price	253,909	150,800	(5,131)	17,822	417,400
Volume	21,517	15,034	13,145	208	49,904
Smelter terms	—	—	—	7,228	7,228
2025	$689,406	$484,090	$226,420	$(16,015)	$1,383,901

Average market and realized metals prices for 2025, 2024 and 2023 were as follows:

		Average price for the year ended December 31,
		2025	2024	2023
Silver	Realized price per ounce	$45.25	$28.58	$23.33
	London PM Fix ($/ounce)	39.94	28.24	23.39
Gold	Realized price per ounce	3,490	2,403	1,939
	London PM Fix ($/ounce)	3,435	2,387	1,943
Lead	Realized price per pound	0.94	0.97	1.03
	LME Final Cash Buyer ($/pound)	0.89	0.94	0.97
Zinc	Realized price per pound	1.39	1.37	1.35
	LME Final Cash Buyer ($/pound)	1.30	1.26	1.20
Copper	Realized price per pound	4.75	4.20	—
	LME Final Cash Buyer ($/pound)	4.51	$4.15	NA

Average realized prices differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices. Due to the time elapsed between shipment of concentrates and final settlement with customers, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement. For 2025, 2024, and 2023, we recorded net positive price adjustments to provisional settlements of $51.0 million, $22.9 million and $18.2 million, respectively. The price adjustments related to silver, gold, zinc and lead contained in our concentrate sales were partially offset by gains and losses on derivative instruments for those metals for each year (see Note 10 of Notes to Consolidated Financial Statements for more information). The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc. Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in products sold during the period.

Total metals production and sales volumes for each period are shown in the following table:

		Year Ended December 31,
		2025	2024	2023
Silver -	Ounces produced	17,026,785	16,169,930	14,342,863
	Payable ounces sold	15,236,377	14,485,158	12,955,006
Gold -	Ounces produced	150,509	141,923	151,259
	Payable ounces sold	138,709	132,442	141,602
Lead -	Tons produced	56,130	52,515	40,347
	Payable tons sold	48,727	44,795	35,429
Zinc -	Tons produced	68,558	66,308	60,579
	Payable tons sold	47,553	47,593	43,050
Copper -	Tons produced	1,804	1,874	1,823
	Payable tons sold	337	50	—

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

Sales, total cost of sales, gross profit (loss), Cash Cost, After By-product Credits, per Ounce (“Cash Cost”) (non-GAAP) and AISC (non-GAAP) at our operating units for 2025, 2024 and 2023 were as follows (in thousands, except for Cash Cost and AISC):

	Silver				Gold
	Greens Creek	Lucky Friday	Keno Hill	Total Silver (2)	Casa Berardi	Other (3)	Total Gold and other
2025:
Sales	$612,827	$306,640	$145,317	$1,064,784	$319,117	$39,118	$358,235
Total cost of sales	(290,180)	(173,690)	(91,652)	(555,522)	(206,720)	(38,574)	(245,294)
Gross profit	$322,647	$132,950	$53,665	$509,262	$112,397	$544	$112,941
Cash Cost, After By-product Credits, per Silver or Gold Ounce (1)	$(8.02)	$8.66		$(1.75)	$1,851		$1,851
AISC, After By-product Credits, per Silver or Gold Ounce (1)	$(2.36)	$21.98		$11.28	$2,029		$2,029
2024:
Sales	$421,574	$203,154	$74,962	$699,690	$209,679	$20,556	$230,235
Total cost of sales	(268,127)	(144,485)	(74,962)	(487,574)	(223,614)	(20,527)	(244,141)
Gross profit (loss)	$153,447	$58,669	$—	$212,116	$(13,935)	$29	$(13,906)
Cash Cost, After By-product Credits, per Silver or Gold Ounce (1)	$(0.05)	$7.80		$2.72	$1,762		$1,762
AISC, After By-product Credits, per Silver or Gold Ounce (1)	$5.65	$16.50		13.06	$1,990		$1,990
2023:
Sales	$384,504	$116,284	$35,518	$536,306	$177,678	$6,243	$183,921
Total cost of sales	(259,895)	(84,185)	(35,518)	(379,598)	(221,341)	(6,339)	(227,680)
Gross profit (loss)	$124,609	$32,099	$—	$156,708	$(43,663)	$(96)	$(43,759)
Cash Cost, After By-product Credits, per Silver or Gold Ounce (1)	$2.53	$5.51		$3.23	$1,652		$1,652
AISC, After By-product Credits, per Silver or Gold Ounce (1)	$7.14	$12.21		$11.76	$2,048		$2,048

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

(3)
Other includes $39.1 million, $20.6 million and $6.2 million of sales for 2025, 2024 and 2023, respectively, and $38.6 million, $20.5 million and $6.3 million for, 2025, 2024 and 2023, respectively, related to ERDC, the Company's environmental services business.

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

For the year ended December 31, 2025 and 2024, we reported net income applicable to common stockholders of $321.2 million and $35.3 million, respectively, and a net loss of $84.8 million in 2023. The following factors contributed to those differences:

•
Variances in gross profit (loss) at our operations as illustrated in the table above. See the Greens Creek, Lucky Friday, Keno Hill, and Casa Berardi sections below.

•
General and administrative costs were $57.6 million, $45.4 million and $42.7 million in 2025, 2024 and 2023 respectively. The increase in 2025 of $12.2 million reflects strategic headcount increases, higher stock-based and incentive compensation expense and non-recurring compensation costs related to former employees retirements. The increase in 2024 of $2.7 million reflects non-recurring costs associated with the former CEO's retirement.

•
Exploration and pre-development expense was $27.7 million, $27.3 million and $32.5 million in 2025, 2024 and 2023, respectively. In 2024 exploration and pre-development expense decreased by $5.2 million, compared to 2023, as exploration activities were focused primarily at Greens Creek and Keno Hill, with additional pre-development work at the Libby Exploration project.

•
Ramp-up and suspension costs for the years ended December 31, 2025, 2024 and 2023 are summarized in the table below (in thousands)

	Year Ended December 31,
	2025	2024	2023
Keno Hill	$—	$26,754	$29,793
Lucky Friday	—	2,207	25,548
Nevada	11,885	12,304	16,549
Casa Berardi	—	—	2,228
San Sebastian	2,120	2,042	2,134
Total ramp-up and suspension costs	$14,005	$43,307	$76,252

While ramping up an operation, costs incurred to generate revenue during the ramp up phase in excess of the revenue generated, are reclassified to ramp up and suspension costs on our statement of operations, which amounted to $26.8 million and $29.8 million in 2024 and 2023, respectively. Operations at Lucky Friday were suspended from August 2023 to January 9, 2024, due to a fire in the secondary egress. Costs incurred during this period amounted to $2.2 million and $25.5 million during 2024 and 2023, respectively. Casa Berardi incurred $2.2 million as operations were suspended for 20 days in June, 2023, due to Quebec wildfires. The costs incurred at San Sebastian and Nevada are holding costs as all operations at these sites were suspended during these periods.

•
Other operating expense was $0.2 million in 2025, compared to other operating income of $45.5 million and $1.4 million in 2024 and 2023, respectively. Within 2025 other operating expense of $0.2 million are $5.5 million of insurance proceeds relating to Casa Berardi. The income in 2024 is primarily related to the Lucky Friday business interruption insurance proceeds of $50 million related to the aforementioned fire.

•
In 2024 we recognized $14.6 million in write down of property, plant and equipment. Of this amount, $13.9 million related to the Lucky Friday remote vein miner machine for which (i) we no longer had a use following the success of the UCB mining method at Lucky Friday, (ii) we had been unsuccessful in locating a buyer, and (iii) the vendor advised us during the period that it would discontinue support for the program.

•
Fair value adjustments, net resulted in a gain of $12.5 million, loss of $2.2 million, and a gain of $2.9 million in 2025, 2024 and 2023, respectively. The components for each period are summarized in the following table (in thousands):

	Year Ended December 31,
	2025	2024	2023
(Loss) gain on derivative contracts	$(39,445)	$(5,907)	$3,168
Unrealized gain (loss) on investments in equity securities	$40,914	3,703	(243)
Gain on disposition or exchange of investments	$10,986	—	—
Total fair value adjustments, net	$12,455	$(2,204)	$2,925

•
Net foreign exchange loss of $5.8 million in 2025, compared to a gain of $7.6 million in 2024 and a loss of $3.8 million in 2023, respectively, on translation of non US our monetary assets and liabilities at Casa Berardi, Keno Hill and San Sebastian.

•
Interest expense of $41.6 million, $49.8 million and $43.3 million in 2025, 2024 and 2023, respectively. In 2025, interest expense has decreased due to lower debt balances following early redemption of $212 million of Senior Notes, full repayment of our IQ Notes, and a lower drawn balance on our revolving credit facility. In connection with the early redemption of the $212 million Senior Notes, we incurred a loss on extinguishment of $4.9 million, of which $3.8 million related to the call premium and $1.1 million related to the pro-rate expensing of deferred debt costs. In 2024, interest expense also included interest of $9.3 million on amounts drawn on our revolving credit facility.

•
Income and mining tax provision of $157.5 million, $30.4 million and $1.2 million in 2025, 2024, and 2023, respectively. Income and mining tax provision increased in 2025 due to higher taxable income generated by our US and Quebec operations.

Greens Creek

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2025	2024	2023
Sales	$612,827	$421,574	$384,504
Cost of sales and other direct production costs	(234,221)	(214,677)	(205,900)
Depreciation, depletion and amortization	(55,959)	(53,450)	(53,995)
Total cost of sales	(290,180)	(268,127)	(259,895)
Gross profit	$322,647	$153,447	$124,609

Tons of ore milled	871,659	895,318	914,796
Production:
Silver (ounces)	8,724,996	8,480,877	9,731,752
Gold (ounces)	59,349	55,275	60,896
Lead (tons)	18,213	18,320	19,578
Zinc (tons)	51,387	51,288	51,496
Copper (tons)	1,804	1,874	1,823
Payable metal quantities sold:
Silver (ounces)	7,375,295	7,331,502	8,493,040
Gold (ounces)	46,873	45,201	49,790
Lead (tons)	13,585	13,706	15,247
Zinc (tons)	35,957	36,725	36,042
Copper (tons)	337	50	—
Ore grades:
Silver ounces per ton	12.6	12.0	13.3
Gold ounces per ton	0.092	0.086	0.089
Lead percent	2.5	2.5	2.6
Zinc percent	6.6	6.4	6.4
Copper percent	0.3	0.3	0.3
Total production cost per ton	$249.77	$216.15	$204.20
Cash Cost, After By-product Credits, per Silver Ounce (1)	$(8.02)	$(0.05)	$2.53
AISC, After By-Product Credits, per Silver Ounce (1)	$(2.36)	$5.65	$7.14
Capital additions	$54,617	$47,795	$43,542

(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP). At Greens Creek, gold, zinc, lead and copper are considered to be by-products of our silver production, and the values of those metals therefore offset operating costs within our calculations of Cash Cost and AISC, After By-product Credits, per Silver Ounce.

Gross profit increased by $169.2 million to $322.6 million in 2025 from $153.4 million in 2024, due to higher realized prices for all metals sold (other than lead) and higher sales volumes, except for lead and zinc which drove record annual revenues, partially offset by higher production costs which were primarily attributable to higher labor, contractor costs and materials and consumables. See Item 1A. Risk Factors - Our profitability could be affected by inflation, including the prices of other commodities for a discussion of certain risks related to our operations profitability.

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

Capital additions increased by $6.8 million in 2025 to $54.6 million compared to 2024. Significant components of the 2025 capital additions were $17.9 million on mine and primary ore access development, $14.0 million on mine equipment, $7.7 million on surface equipment and infrastructure, $5.8 million on mill improvements and $4.0 million of definition drilling.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2025 compared to 2024 and 2023:

Year Ended December 31,
2025
2024
2023
20.00
10.00
0.00
-10.00
-20.00
-30.00
-40.00
12.79
11.30
9.23
4.32
4.04
3.62
8.66
7.59
6.46
0.12
3.10
4.21
0.75
1.16
1.33
-34.66
-27.24
-22.32
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2025	2024	2023
Cash Cost, Before By-product Credits, per Silver Ounce	$26.64	$27.19	$24.85
By-product credits per silver ounce	(34.66)	(27.24)	(22.32)
Cash Cost, After By-product Credits, per Silver Ounce	$(8.02)	$(0.05)	$2.53

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2025	2024	2023
AISC, Before By-product Credits, per Silver Ounce	$32.30	$32.89	$29.46
By-product credits per silver ounce	(34.66)	(27.24)	(22.32)
AISC, After By-product Credits, per Silver Ounce	$(2.36)	$5.65	$7.14

The decrease in Cash Cost, After By-product Credits and AISC, After By-product Credits per Silver Ounce in 2025 compared to 2024 was primarily due to higher by-product credits, primarily due to higher realized gold prices and higher silver production. The decrease in Cash Cost, After By-product Credits, per Silver Ounce in 2024 compared to 2023 was primarily due to higher by-product credits, primarily due to higher realized gold prices, partly offset by lower silver production due to 7 days of unplanned maintenance on the Semi-Autogenous Grinding ("SAG") mill variable frequency drive and lower grade material mined and higher production costs primarily related to higher labor and contractor costs driven by inflation and higher equipment maintenance costs. AISC, After By-product Credits, decreased due to lower cash costs per ounce, partly offset by higher sustaining capital expenditures in 2024 compared to 2023.

Lucky Friday

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2025	2024	2023
Sales	$306,640	$203,154	$116,284
Cost of sales and other direct production costs	(122,635)	(103,436)	(59,860)
Depreciation, depletion and amortization	(51,055)	(41,049)	(24,325)
Total cost of sales	(173,690)	(144,485)	(84,185)
Gross profit	$132,950	$58,669	$32,099

Tons of ore milled	427,048	406,541	231,129
Production:
Silver (ounces)	5,260,686	4,890,949	3,086,119
Lead (tons)	34,284	31,265	19,543
Zinc (tons)	14,924	13,513	7,944
Payable metal quantities sold:
Silver (ounces)	4,925,162	4,506,632	3,020,116
Lead (tons)	31,828	28,577	19,079
Zinc (tons)	11,596	9,735	6,160
Ore grades:
Silver ounces per ton	13.0	12.7	14.0
Lead percent	8.5	8.2	8.9
Zinc percent	4.1	3.9	4.1
Total production cost per ton	$272.09	$245.19	$218.45
Cash Cost, After By-product Credits, per Silver Ounce (1)	$8.66	$7.80	$5.51
AISC, After By-product Credits, per Silver Ounce (1)	$21.98	$16.50	$12.21
Capital additions	$72,933	$49,592	$65,337

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

Gross profit in 2025 of $133.0 million, was $74.3 million higher than 2024, primarily due to higher realized prices for silver, and higher sales volumes for all metals produced driven by record production and the suspension of mining operations mentioned above. However, the benefit of higher production and prices has been partly offset by higher costs, reflected in higher production costs per ton which have increased by 11%. For the year, the higher costs relate to: (i) hourly employee profit sharing costs due to higher silver prices and production; (ii) property and liability insurance resulting from higher asset values and coverage limits; (iii) higher employee medical costs related to headcount growth and inflation in medical care costs; (iv) consumables and repairs to support increased production; (v) an increase in mine hourly headcount to reduce reliance on more expensive contractors and support higher production; (vi) higher equipment maintenance costs related to parts as the mine continued to execute our equipment maintenance standards while supporting increased tonnage; and (vii) higher waste rock removal haulage costs.

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

During August 2023, the production at the mine was suspended due to a fire that occurred while repairing an unused station in the #2 ventilation shaft. It was determined that a secondary egress needed to be developed and as a result, the mine did not restart production until January 9, 2024, and ramped up to full production during the first quarter. The Company had property and business interruption insurance coverage with an underground sub-limit of $50.0 million, and received the full coverage amount of $50.0 million in 2024. The discussion of Lucky Friday's results below for the years ended December 31, 2024 and 2023 has been impacted by this prior suspension of operations.

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

Total capital additions increased by $23.3 million in 2025 to $72.9 million compared to 2024 due to significant projects including $24.5 million for development, $12.1 million for surface cooling project, $11.7 million for pond 5 construction, $6.8 million for definition drilling, $4.4 million for shaft renovation, $2.1 million for bolters, $1.9 million for ramp work and $1.5 million for jumbo replacements.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2025, 2024 and 2023.

Year Ended December 31,
2025
2024
2023
25.00
20.00
15.00
10.00
5.00
0.00
-5.00
-10.00
-15.00
-20.00
-25.00
13.33
8.59
8.30
4.04
2.48
2.71
4.72
9.21
5.54
1.85
3.12
3.56
1.06
1.08
1.34
-16.34
-16.68
-15.94
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2025	2024	2023
Cash Cost, Before By-product Credits, per Silver Ounce	$25.00	$24.48	21.45
By-product credits per silver ounce	(16.34)	(16.68)	(15.94)
Cash Cost, After By-product Credits, per Silver Ounce	$8.66	$7.80	$5.51

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2025	2024	2023
AISC, Before By-product Credits, per Silver Ounce	$38.32	$33.18	$28.15
By-product credits per silver ounce	(16.34)	(16.68)	(15.94)
AISC, After By-product Credits, per Silver Ounce	$21.98	$16.50	$12.21

The increase in Cash Cost and AISC, each After By-product Credits, per Silver Ounce in 2025 compared to 2024 was due to higher production costs, and higher sustaining capital for AISC, partly offset by higher silver production.

The increase in Cash Cost and AISC, each After By-product Credits, per Silver Ounce in 2024 compared to 2023 was due to higher production costs, and higher sustaining capital for AISC, partly offset by higher silver production and higher by-product credits.

Keno Hill

Dollars are in thousands (except per ounce and per ton amounts)	Year Ended December 31,
	2025	2024	2023
Sales	$145,317	$74,962	$35,518
Cost of sales and other direct production costs	(71,883)	(58,826)	(31,241)
Depreciation, depletion and amortization	(19,769)	(16,136)	(4,277)
Total cost of sales	(91,652)	(74,962)	(35,518)
Gross profit	$53,665	$—	$—
Tons of ore milled	108,339	109,292	56,331
Production:
Silver (ounces)	3,018,490	2,773,873	1,502,577
Lead (tons)	3,633	2,930	1,225
Zinc (tons)	2,247	1,507	1,139
Payable metal quantities sold:
Silver (ounces)	2,925,368	2,623,469	1,419,173
Lead (tons)	3,314	2,513	848
Zinc (tons)	1,696	1,132	1,102
Ore grades:
Silver ounces per ton	29.0	26.2	27.7
Lead percent	3.6%	2.8%	2.3%
Zinc percent	2.6%	1.6%	2.5%
Capital additions	$58,192	$54,869	$44,672

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

We acquired our Keno Hill operations as part of the Alexco acquisition in September 2022 and have focused on development activities and began ramp-up of the mill during the second quarter of 2023. The average throughput during the year ended December 31, 2025, was 297 tons per day (the mine is currently permitted to a maximum of an average of 440 tons per day), with silver grades milled of 29.0 ounces per ton. In 2025, the mill relied on existing ore stockpiles as the mine continues to focus on development and ramp up to higher tonnage rates with mining rates of 297 tons per day, with material sourced from both the Bermingham and Flame and Moth deposits. Mill throughput, while currently steady, has been negatively impacted by last year's events as described below.

During the twelve months ended December 31, 2025 and 2024, Keno Hill recorded sales of $145.3 million and $75.0 million, respectively, with the increase due primarily to higher metals sales volumes and realized prices. As a result of higher revenues, Keno Hill generated gross profit of $53.7 million during the twelve months ended December 31, 2025, and did not transfer any total cost of sales to ramp-up and suspension costs, whereas in 2024, total cost of sales in excess of sales of $26.8 million were reclassified to ramp-up and suspension costs in the Condensed Consolidated Statements of Operations and Comprehensive Income. During 2025, Keno Hill recorded capital additions of $58.2 million, of which $32.8 million related to mine development, $6.7 million for a backfill plant, $5.2 million related to the dry stack tailings facility ("DSTF"), $4.6 million for surface and general plant additions and $1.4 million for definition drilling. During 2024, Capital additions were $54.9 million, of which $28.1 million related to mine development, $8.8 million related to the DSTF, $5.9 million related to mine mobile equipment, $3.2 million for camp upgrades and $2.9 million for the surface backfill plant.

During 2023, Keno Hill recorded sales and total cost of sales of $35.5 million, related to the concentrate produced and sold during ramp up. During the year ended December 31, 2023, $29.8 million of site specific ramp up costs were included within Ramp-up and suspension costs and $4.7 million of site specific exploration costs were included within Exploration and pre-development as reported on our consolidated statements of operations and comprehensive (loss) income. Capital additions were $44.7 million, of which $29.6 million related to mine development and $11.3 million to mobile equipment purchases, crusher modifications and camp upgrades.

From commencement of production until late August, 2024, ore production and mill throughput generally increased as planned, leading to increased levels of production (though still not reaching the permitted capacity at the mill). However, starting in mid-2024 and continuing today, Keno Hill has been impacted by external events which have affected permitting, projects and production, and delayed our ability to reach sustained, profitable production. In late June 2024, an unrelated, third party, Victoria Gold, experienced a heap leach failure at its Eagle Mine which is located near Keno Hill. This incident had several immediate and ongoing impacts on our operations. The primary impact was that we were forced to suspend milling operations at Keno Hill between August 27 and October 26, 2024 due to delays in receiving authorizations and permits because the focus of the Yukon Government and the First Nation of Na-Cho Nyäk Dun (“FNNND”) on the Eagle Mine incident response and not on routine permitting matters. Mill operations and design and construction projects resumed during the fourth quarter of 2024. Our original planned schedule for permitting and projects has been extended, but we are taking steps, including working with regulators, to establish a viable schedule for our operational plans.

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

Then, starting in late October 2024, Keno Hill began experiencing power curtailments when the utility, Yukon Energy, experienced a turbine failure at its Aishihik hydroelectric plant in Whitehorse. That failure and Yukon Energy's resulting focus on line maintenance, combined with cold temperatures in the Yukon (and the resulting increase in demand for power), caused Yukon Energy to reduce power to Keno Hill, resulting in the operation's inability to fully power the mine and mill on several occasions in late 2024 and for 8 days in the first quarter of 2025. These power constraints impacted approximately 130,000 ounces of silver production and labor costs for idled employees of approximately $0.5 million in 2025. During December 2025, due to extreme cold weather, Yukon Energy again curtailed power supply to us for 16 days, which continued through December 30, 2025.

Permitting is one of the most important factors in our ability to reach sustainable, profitable production at Keno Hill. Increased production means a need for increased tailings storage, waste storage, water treatment and discharge, camp space and reliable power, all of which are typical requirements for mines in the expansion phase. These projects require new or modified permits, as well as the capital to implement them. Although we continue to make progress on these ordinary-course permitting matters, we have yet to make up for the delays described above. In addition, as we develop new zones for ore production at Keno Hill (and our other mines), we are frequently confronted with challenging conditions such as rock quality and ground water volumes. Currently, we are developing new headings at Keno Hill to supplement existing, or replace mined out headings. At some of these new headings, we are encountering more groundwater than expected. The mine's water license has limits on the amount of water that can be discharged from the mine. Although we currently are within permitted water discharge limits, if production from these new zones would cause water discharges greater than the license allows we will need to make alternative arrangements, which likely includes seeking an amendment to our current water license. There can be no assurances that the Yukon Water Board will grant such an amendment. If we confirm that continued mining in these new zones would lead to discharges in excess of license limits and are unable to amend our license in a timely manner, our options would then include developing a different operating plan to reduce discharges and/or curtailing production to remain within existing permitted discharge limits. Although we consider it unlikely, if none of these potential solutions is achieved, it is possible we would consider pausing production and other mining activities at the impacted areas and reassess our permitting strategy and other future operational aspects of the mine. See the Item 1A. Risk Factors - "We are required to obtain governmental permits and other approvals in order to conduct mining operations."

We also continue to face operational challenges such as work force availability, dilution, execution of projects, limited camp space, and the ramp-up of ERDC environmental remediation activities (which adds incremental demand on Keno Hill's infrastructure and resources, most notably camp space). As a result, we project 2026 silver production to be comparable to 2025 levels. The projected flat production levels at Keno Hill for 2026 should allow us to focus on (i) permitting, (ii) stakeholder outreach and ensuring we have local support, (iii) projects such as tailings storage expansion and the construction of a cemented tails batch plant, (iv) mine development and (v) meeting the above-mentioned operational challenges.

As stated above, Keno Hill has generated profits at current throughput rates and prices. Our immediate focus is to advance permits and successfully execute infrastructure projects, with the goal of putting the mine on a path toward achieving its current permitted capacity of 440 tons per day which, at current prices, we project would generate sustained, positive free cash flow, while preserving expansion optionality beyond 440 tons per day. However, currently, Keno Hill is not configured to sustainably produce 440 tons per day (although the mill has achieved that rate for multiple weeks on end during test run periods). To reach 440 tons per day throughput, we would need to continue to mine ore from both the Bermingham deposit and the lower grade Flame & Moth deposit. Achieving 440 or higher tons per day would require targeted infrastructure investments, obtaining permits, executing projects, mine development and maintaining social license to operate. If any one of these were not to occur, or if prices were to decrease from our current budgeted prices, Keno Hill as currently configured would not be profitable, and placing the operation on care and maintenance would be an option. See Item 1A. Risk Factor - We may not realize all of the anticipated benefits from our acquisitions, including our 2022 acquisition of Alexco.

Casa Berardi

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2025	2024	2023
Sales	$319,117	$209,679	$177,678
Cost of sales and other direct production costs	(173,486)	(150,779)	(155,304)
Depreciation, depletion and amortization	(33,234)	(72,835)	(66,037)
Total cost of sales	(206,720)	(223,614)	(221,341)
Gross profit (loss)	$112,397	$(13,935)	$(43,663)

Tons of ore milled	1,533,800	1,523,420	1,446,488
Production:
Gold (ounces)	91,160	86,648	90,363
Silver (ounces)	22,613	24,231	22,415
Payable metal quantities sold:
Gold (ounces)	91,836	87,242	91,268
Silver (ounces)	22,456	23,554	22,566
Ore grades:
Gold ounces per ton	0.068	0.067	0.073
Silver ounces per ton	0.02	0.02	0.02
Total production cost per ton	$110.46	$100.58	$104.75
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,851	$1,762	$1,652
AISC, After By-product Credits, per Gold Ounce (1)	$2,029	$1,990	$2,048
Capital additions	$61,514	$60,704	$70,056

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

Since late 2024, as underground mining neared completion before transitioning to production coming only from the 160 open pit, we conducted a strategic review of Casa Berardi's role within our operating mine portfolio. This review coincided with a significant increase in gold prices and created opportunities to revise our plans for Casa Berardi, including extending underground mining throughout 2025, which resulted in higher gold production in 2025 compared to 2024. However, severe weather conditions in December 2025 froze the mill feeder system, negatively impacting production during late December and into January 2026.

On January 26, 2026, we announced the sale of our Hecla Quebec Inc. subsidiary which owns the Casa Berardi segment to Orezone. For a description of the material terms of the sale see "Recent Developments" above.

Gross profit increased by $126.3 million to $112.4 million in 2025 compared to a gross loss of $13.9 million in 2024. The increase in gross profit primarily relates to significantly higher realized gold prices in addition to higher gold sales volumes. For 2025, gross profit also benefited from lower depreciation expense resulting from the west underground mine being fully depreciated in 2024, partly offset by higher production costs. See Item 1A. Risk Factors - Our profitability could be affected by inflation, including the prices of other commodities for a discussion of certain risks related to our operation's profitability.

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

In 2025, total capital additions increased by $0.8 million to $61.5 million compared to 2024, and in the current year primarily related to tailings facility construction. Total capital additions decreased by $9.4 million in 2024 compared to 2023 as the prior year contained a significant amount of purchases of new surface fleet equipment as the mine transitioned from an underground to an open pit operation. The majority of 2024 capital expenditures consisted of tailings dam construction costs.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for 2025, 2024 and 2023:

Year Ended December 31,
2025
2024
2023
1400
1200
1000
800
600
400
200
0
-200
1198
1,086
1,207
416
409
395
227
275
56
10
(8)
(6)
Mining
Milling
Other cash costs
By-product credits

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Years Ended December 31,
	2025	2024	2023
Cash Cost, Before By-product Credits, per Gold Ounce	$1,861	$1,770	$1,658
By-product credits per gold ounce	(10)	(8)	(6)
Cash Cost, After By-product Credits, per Gold Ounce	$1,851	$1,762	$1,652

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Years Ended December 31,
	2025	2024	2023
AISC, Before By-product Credits, per Gold Ounce	$2,039	$1,998	$2,054
By-product credits per gold ounce	(10)	(8)	(6)
AISC, After By-product Credits, per Gold Ounce	$2,029	$1,990	$2,048

The increase in Cash Cost, After By-product Credits, per Gold Ounce and AISC, After By-product Credits, per Gold Ounce for 2025 compared to 2024 was primarily driven by higher production costs, partly offset by higher gold production. For 2024, Cash Cost, After By-product Credits, per Gold Ounce was higher primarily due to lower production compared to 2023. The increase in AISC, After By-product Credits, per Gold Ounce for 2025 compared to 2024 was partly offset by sustaining capital expenditures that were $4.0 million lower than 2024.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans, while providing a significant benefit to our employees, have historically represented a significant liability to us. At December 31, 2025, our plans are in an underfunded status of $0.1 million. We do not expect to be required to contribute to our defined benefit plans in 2026, but we may choose to do so. See Note 6 of Notes to Consolidated Financial Statements for more information. We periodically examine the defined benefit pension plans and supplemental excess retirement plan for affordability and competitiveness.

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

Our organizational structure requires us to have two U.S. tax groups that do not consolidate. One of those U.S. tax groups is Hecla Mining Company and subsidiaries (“Hecla U.S. Group”) which has a net deferred tax liability of $117.2 million at December 31, 2025 compared to a net deferred tax liability of $21.7 million at December 31, 2024. The increase of $95.5 million is primarily related to taxable income and the utilization of net operating losses carried forward from prior periods as well as the election of bonus depreciation and other accelerated tax deductions.

Klondex Mines Ltd (“Klondex”) is the other separate U.S. tax group (“Nevada U.S. Group”) that has a net deferred tax liability of $30.6 million and $30.8 million at December 31, 2025 and 2024, respectively.

Our net Canadian deferred tax liability at December 31, 2025 was $98.6 million, an increase of $40.8 million from the $57.8 million net deferred tax liability at December 31, 2024. The increase was due to higher Canadian taxable income.

Our Mexican net deferred tax asset at December 31, 2025 remains at zero with no change from December 31, 2024. The valuation allowance increased to $13.7 million.

As a result of the Tax Cuts and Jobs Act (“TCJA”) enacted in December 2017, under Internal Revenue Code Section 174, a requirement to capitalize and amortize research and experimental expenditures for tax years beginning after December 31, 2021 is now effective. This modification has not had a material impact.

As discussed in Note 7 of Notes to Consolidated Financial Statements, our effective tax rate for 2025 was 33%, reflecting a tax expense of $157.5 million on pre-tax income of $479.2 million, compared to 46% for 2024, reflecting a tax expense of $30.4 million on pre-tax income of $66.2 million. We are subject to income taxes in the United States and other foreign jurisdictions. The overall effective tax rate will continue to be dependent upon the geographic distribution of our earnings in different jurisdictions, the U.S. deduction for percentage depletion, fluctuation in foreign currency exchange rates and deferred tax asset valuation allowance changes. As a result, the 2025 effective tax rate varies significantly from that of 2024. The other relevant provisions of the TCJA that became effective in 2018 consist of global intangible low-taxed income tax ("GILTI"), base erosion and anti-abuse tax ("BEAT") and foreign-derived intangible income ("FDII"). Hecla U.S. Group recorded a current expense for GILTI in 2025 due to earning in foreign jurisdictions. The BEAT and FDII provisions have not had a material impact.

Reconciliation of Total Cost of Sales to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations and for the Company for the years ended December 31, 2025, 2024 and 2023.

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

In thousands (except per ounce amounts)	Year Ended December 31, 2025
	Greens Creek	Lucky Friday	Keno Hill	Corporate(2)	Total Silver
Total cost of sales	$290,180	$173,690	$91,652	$—	$555,522
Depreciation, depletion and amortization	(55,959)	(51,055)	(19,769)	—	(126,783)
Treatment costs	948	9,734	—	—	10,682
Change in product inventory	(1,258)	(6)	—	—	(1,264)
Reclamation and other costs	(1,502)	(857)	—	—	(2,359)
Exclusion of Keno Hill cash costs (5)	—	—	(71,883)	—	(71,883)
Cash Cost, Before By-product Credits (1)	232,409	131,506	—	—	363,915
Reclamation	3,029	780	—	—	3,809
Sustaining capital	46,362	69,316	—	5,165	120,843
General and administrative	—	—	—	57,626	57,626
AISC, Before By-product Credits (1)	281,800	201,602	—	62,791	546,193
By-product credits:
Zinc	(93,495)	(28,939)	—	—	(122,434)
Gold	(180,497)	—	—	—	(180,497)
Lead	(24,963)	(57,036)	—	—	(81,999)
Copper	(3,465)	—	—	—	(3,465)
Total By-product credits	(302,420)	(85,975)	—	—	(388,395)
Cash Cost, After By-product Credits	$(70,011)	$45,531	$—	$—	$(24,480)
AISC, After By-product Credits	$(20,620)	$115,627	$—	$62,791	$157,798
Divided by silver ounces produced	8,725	5,261			13,986
Cash Cost, Before By-product Credits, per Silver Ounce	$26.64	$25.00			$26.02
By-product credits per ounce	(34.66)	(16.34)			(27.77)
Cash Cost, After By-product Credits, per Silver Ounce	$(8.02)	$8.66			$(1.75)
AISC, Before By-product Credits, per Silver Ounce	$32.30	$38.32			$39.05
By-product credits per ounce	(34.66)	(16.34)			(27.77)
AISC, After By-product Credits, per Silver Ounce	$(2.36)	$21.98			$11.28

In thousands (except per ounce amounts)	Year Ended December 31, 2025
	Casa Berardi	Other(4)	Total Gold and Other
Total cost of sales	$206,720	$38,574	$245,294
Depreciation, depletion and amortization	(33,234)	—	(33,234)
Treatment costs	169	—	169
Change in product inventory	(2,774)	—	(2,774)
Reclamation and other costs	(1,283)	—	(1,283)
Exclusion of Other costs	—	(38,574)	(38,574)
Cash Cost, Before By-product Credits (1)	169,598	—	169,598
Reclamation and other costs	1,283	—	1,283
Sustaining capital	14,995	—	14,995
AISC, Before By-product Credits (1)	185,876	—	185,876
By-product credits:
Silver	(888)	—	(888)
Total By-product credits	(888)	—	(888)
Cash Cost, After By-product Credits	$168,710	$—	$168,710
AISC, After By-product Credits	$184,988	$—	$184,988
Divided by gold ounces produced	91		91
Cash Cost, Before By-product Credits, per Gold Ounce	$1,861	$—	$1,861
By-product credits per ounce	(10)	—	(10)
Cash Cost, After By-product Credits, per Gold Ounce	$1,851	$—	$1,851
AISC, Before By-product Credits, per Gold Ounce	$2,039		$2,039
By-product credits per ounce	(10)	—	(10)
AISC, After By-product Credits, per Gold Ounce	$2,029	$—	$2,029

In thousands (except per ounce amounts)	Year Ended December 31, 2025
	Total Silver	Total Gold and Other	Total
Total cost of sales	$555,522	$245,294	$800,816
Depreciation, depletion and amortization	(126,783)	(33,234)	(160,017)
Treatment costs	10,682	169	10,851
Change in product inventory	(1,264)	(2,774)	(4,038)
Reclamation and other costs	(2,359)	(1,283)	(3,642)
Exclusion of Keno Hill cash costs (5)	(71,883)	—	(71,883)
Exclusion of Other costs	—	(38,574)	(38,574)
Cash Cost, Before By-product Credits (1)	363,915	169,598	533,513
Reclamation and other costs	3,809	1,283	5,092
Sustaining capital	120,843	14,995	135,838
General and administrative	57,626	—	57,626
AISC, Before By-product Credits (1)	546,193	185,876	732,069
By-product credits:
Zinc	(122,434)	—	(122,434)
Gold	(180,497)	—	(180,497)
Lead	(81,999)	—	(81,999)
Copper	(3,465)	—	(3,465)
Silver	—	(888)	(888)
Total By-product credits	(388,395)	(888)	(389,283)
Cash Cost, After By-product Credits	$(24,480)	$168,710	$144,230
AISC, After By-product Credits	$157,798	$184,988	$342,786
Divided by ounces produced	13,986	91
Cash Cost, Before By-product Credits, per Ounce	$26.02	$1,861
By-product credits per ounce	(27.77)	(10)
Cash Cost, After By-product Credits, per Ounce	$(1.75)	$1,851
AISC, Before By-product Credits, per Ounce	$39.05	$2,039
By-product credits per ounce	(27.77)	(10)
AISC, After By-product Credits, per Ounce	$11.28	$2,029

In thousands (except per ounce amounts)	Year Ended December 31, 2024
	Greens Creek	Lucky Friday	Keno Hill	Corporate(2)	Total Silver
Total cost of sales	$268,127	$144,485	$74,962	$—	$487,574
Depreciation, depletion and amortization	(53,450)	(41,049)	(16,136)	—	(110,635)
Treatment costs	26,266	14,456	—	—	40,722
Change in product inventory	(5,858)	2,090	—	—	(3,768)
Reclamation and other costs	(4,481)	(2,806)	—	—	(7,287)
Exclusion of Lucky Friday cash costs (7)	—	(3,634)	—	—	(3,634)
Exclusion of Keno Hill cash costs (5)	—	—	(58,826)	—	(58,826)
Cash Cost, Before By-product Credits (1)	230,604	113,542	—	—	344,146
Reclamation	3,141	891	—	—	4,032
Sustaining capital	45,214	44,864	—	1,532	91,610
Exclusion of Lucky Friday sustaining costs (7)	—	(5,396)	—	—	(5,396)
General and administrative	—	—	—	45,405	45,405
AISC, Before By-product Credits (1)	278,959	153,901	—	46,937	479,797
By-product credits:
Zinc	(89,088)	(26,244)	—	—	(115,332)
Gold	(115,189)	—	—	—	(115,189)
Lead	(26,374)	(55,042)	—	—	(81,416)
Copper	(409)	—	—	—	(409)
Exclusion of Lucky Friday by-product credits (7)	—	3,943	—	—	3,943
Total By-product credits	(231,060)	(77,343)	—	—	(308,403)
Cash Cost, After By-product Credits	$(456)	$36,199	$—	$—	$35,743
AISC, After By-product Credits	$47,899	$76,558	$—	$46,937	$171,394
Ounces produced	8,481	4,891			13,372
Exclusion of Lucky Friday ounces produced (7)	—	(253)			(253)
Divided by silver ounces produced	8,481	4,638			13,119
Cash Cost, Before By-product Credits, per Silver Ounce	$27.19	$24.48			$26.23
By-product credits per ounce	(27.24)	(16.68)			(23.51)
Cash Cost, After By-product Credits, per Silver Ounce	$(0.05)	$7.80			$2.72
AISC, Before By-product Credits, per Silver Ounce	$32.89	$33.18			$36.57
By-product credits per ounce	(27.24)	(16.68)			(23.51)
AISC, After By-product Credits, per Silver Ounce	$5.65	$16.50			$13.06

In thousands (except per ounce amounts)	Year Ended December 31, 2024
	Casa Berardi	Other(4)	Total Gold and Other
Total cost of sales	$223,614	$20,527	$244,141
Depreciation, depletion and amortization	(72,835)	—	(72,835)
Treatment costs	153	—	153
Change in product inventory	3,269	—	3,269
Reclamation and other costs	(823)	—	(823)
Exclusion of Other costs	—	(20,527)	(20,527)
Cash Cost, Before By-product Credits (1)	153,378	—	153,378
Reclamation and other costs	823	—	823
Sustaining capital	18,963	—	18,963
AISC, Before By-product Credits (1)	173,164	—	173,164
By-product credits:
Silver	(683)	—	(683)
Total By-product credits	(683)	—	(683)
Cash Cost, After By-product Credits	$152,695	$—	$152,695
AISC, After By-product Credits	$172,481	$—	$172,481
Divided by gold ounces produced	87		87
Cash Cost, Before By-product Credits, per Gold Ounce	$1,770	$—	$1,770
By-product credits per ounce	(8)	—	(8)
Cash Cost, After By-product Credits, per Gold Ounce	$1,762	$—	$1,762
AISC, Before By-product Credits, per Gold Ounce	$1,998	$—	$1,998
By-product credits per ounce	(8)	—	(8)
AISC, After By-product Credits, per Gold Ounce	$1,990	$—	$1,990

In thousands (except per ounce amounts)	Year Ended December 31, 2024
	Total Silver	Total Gold and Other	Total
Total cost of sales	$487,574	$244,141	$731,715
Depreciation, depletion and amortization	(110,635)	(72,835)	(183,470)
Treatment costs	40,722	153	40,875
Change in product inventory	(3,768)	3,269	(499)
Reclamation and other costs	(7,287)	(823)	(8,110)
Exclusion of Lucky Friday cash costs (7)	(3,634)	—	(3,634)
Exclusion of Keno Hill cash costs (5)	(58,826)	—	(58,826)
Exclusion of Other costs	—	(20,527)	(20,527)
Cash Cost, Before By-product Credits (1)	344,146	153,378	497,524
Reclamation and other costs	4,032	823	4,855
Sustaining capital	91,610	18,963	110,573
Exclusion of Lucky Friday sustaining costs (7)	(5,396)	—	(5,396)
General and administrative	45,405	—	45,405
AISC, Before By-product Credits (1)	479,797	173,164	652,961
By-product credits:
Zinc	(115,332)	—	(115,332)
Gold	(115,189)	—	(115,189)
Lead	(81,416)	—	(81,416)
Copper	(409)	—	(409)
Silver	—	(683)	(683)
Exclusion of Lucky Friday by-product credits (7)	3,943	—	3,943
Total By-product credits	(308,403)	(683)	(309,086)
Cash Cost, After By-product Credits	$35,743	$152,695	$188,438
AISC, After By-product Credits	$171,394	$172,481	$343,875
Divided by ounces produced	13,372	87
Exclusion of Lucky Friday ounces produced (7)	(253)	—
Divided by silver ounces produced	13,119	87
Cash Cost, Before By-product Credits, per Ounce	$26.23	$1,770
By-product credits per ounce	(23.51)	(8)
Cash Cost, After By-product Credits, per Ounce	$2.72	$1,762
AISC, Before By-product Credits, per Ounce	$36.57	$1,998
By-product credits per ounce	(23.51)	(8)
AISC, After By-product Credits, per Ounce	$13.06	$1,990

In thousands (except per ounce amounts)	Year Ended December 31, 2023
	Greens Creek	Lucky Friday	Keno Hill	Corporate(2)	Total Silver
Total cost of sales	$259,895	$84,185	$35,518	$—	$379,598
Depreciation, depletion and amortization	(53,995)	(24,325)	(4,277)	—	(82,597)
Treatment costs	40,987	10,981	1,070	—	53,038
Change in product inventory	(4,266)	(5,164)	—	—	(9,430)
Reclamation and other costs (5)	(748)	(826)	—	—	(1,574)
Exclusion of Lucky Friday cash costs (7)	—	(851)	—	—	(851)
Exclusion of Keno Hill cash costs (5)	—	—	(32,311)	—	(32,311)
Cash Cost, Before By-product Credits (1)	241,873	64,000	—	—	305,873
Reclamation and other costs	2,889	671	—	—	3,560
Sustaining capital	41,935	39,019	—	928	81,882
Exclusion of Lucky Friday sustaining costs (7)	—	(19,702)	—	—	(19,702)
General and administrative (5)	—	—	—	42,722	42,722
AISC, Before By-product Credits (1)	286,697	83,988	—	43,650	414,335
By-product credits:
Zinc	(83,454)	(14,507)	—	—	(97,961)
Gold	(104,507)	—	—	—	(104,507)
Lead	(29,284)	(34,620)	—	—	(63,904)
Exclusion of Lucky Friday by-product credits (7)	—	1,566	—	—	1,566
Total By-product credits	(217,245)	(47,561)		—	(264,806)
Cash Cost, After By-product Credits	$24,628	$16,439		$—	$41,067
AISC, After By-product Credits	$69,452	$36,427		$43,650	$149,529
Ounces produced	9,732	3,086			12,818
Exclusion of Lucky Friday ounces produced (7)	—	(103)			(103)
Divided by silver ounces produced	9,732	2,983			12,715
Cash Cost, Before By-product Credits, per Silver Ounce	$24.85	$21.45			$24.06
By-product credits per ounce	(22.32)	(15.94)			(20.83)
Cash Cost, After By-product Credits, per Silver Ounce	$2.53	$5.51			$3.23
AISC, Before By-product Credits, per Silver Ounce	$29.46	$28.15			$32.59
By-product credits per ounce	(22.32)	(15.94)			(20.83)
AISC, After By-product Credits, per Silver Ounce	$7.14	$12.21			$11.76

In thousands (except per ounce amounts)	Year Ended December 31, 2023
	Casa Berardi	Other(4)	Total Gold and Other
Total cost of sales	$221,341	$6,339	$227,680
Depreciation, depletion and amortization	(66,037)	(140)	(66,177)
Treatment costs	1,109	—	1,109
Change in product inventory	(2,913)	—	(2,913)
Reclamation and other costs (5)	(871)	—	(871)
Exclusion of Casa Berardi cash costs (3)	(2,851)	—	(2,851)
Exclusion of Other costs	—	(6,199)	(6,199)
Cash Cost, Before By-product Credits (1)	149,778	—	149,778
Reclamation and other costs	871	—	871
Sustaining capital	34,971	—	34,971
AISC, Before By-product Credits (1)	185,620	—	185,620
By-product credits:
Silver	(522)	—	(522)
Total By-product credits	(522)	—	(522)
Cash Cost, After By-product Credits	$149,256	$—	$149,256
AISC, After By-product Credits	$185,098	$—	$185,098
Divided by gold ounces produced	90	—	90
Cash Cost, Before By-product Credits, per Gold Ounce	$1,658	—	$1,658
By-product credits per ounce	(6)	—	(6)
Cash Cost, After By-product Credits, per Gold Ounce	$1,652	$—	$1,652
AISC, Before By-product Credits, per Gold Ounce	$2,054	—	$2,054
By-product credits per ounce	(6)	—	(6)
AISC, After By-product Credits, per Gold Ounce	$2,048	$—	$2,048

In thousands (except per ounce amounts)	Year Ended December 31, 2023
	Total Silver	Total Gold	Total
Total cost of sales	$379,598	$227,680	$607,278
Depreciation, depletion and amortization	(82,597)	(66,177)	(148,774)
Treatment costs	53,038	1,109	54,147
Change in product inventory	(9,430)	(2,913)	(12,343)
Reclamation and other costs	(1,574)	(871)	(2,445)
Exclusion of Casa Berardi cash costs (3)	—	(2,851)	(2,851)
Exclusion of Other costs	—	(6,199)	(6,199)
Exclusion of Lucky Friday cash costs (7)	(851)	—	(851)
Exclusion of Keno Hill cash costs (5)	(32,311)	—	(32,311)
Cash Cost, Before By-product Credits (1)	305,873	149,778	455,651
Reclamation and other costs	3,560	871	4,431
Sustaining capital	81,882	34,971	116,853
Exclusion of Lucky Friday sustaining costs (7)	(19,702)	—	(19,702)
General and administrative	42,722	—	42,722
AISC, Before By-product Credits (1)	414,335	185,620	599,955
By-product credits:
Zinc	(97,961)	—	(97,961)
Gold	(104,507)	—	(104,507)
Lead	(63,904)	—	(63,904)
Silver	—	(522)	(522)
Exclusion of Lucky Friday by-product credits (7)	1,566	—	1,566
Total By-product credits	(264,806)	(522)	(265,328)
Cash Cost, After By-product Credits	$41,067	$149,256	$190,323
AISC, After By-product Credits	$149,529	$185,098	$334,627
Divided by ounces produced	12,818	90
Exclusion of Lucky Friday ounces produced (7)	(103)	—
Divided by silver ounces produced	12,715	90
Cash Cost, Before By-product Credits, per Ounce	$24.06	$1,658
By-product credits per ounce	(20.83)	(6)
Cash Cost, After By-product Credits, per Ounce	$3.23	$1,652
AISC, Before By-product Credits, per Ounce	$32.59	$2,054
By-product credits per ounce	(20.83)	(6)
AISC, After By-product Credits, per Ounce	$11.76	$2,048

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

(4)
Other includes $38.6 million, $20.5 million and $6.3 million of total cost of sales for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Financial Liquidity and Capital Resources

Liquidity overview

We have a disciplined cash management strategy of maintaining financial flexibility to execute our capital priorities and provide long-term value to our stockholders. Consistent with that strategy, we aim to maintain an acceptable level of net debt and sufficient liquidity to fund debt service costs, operations, capital expenditures, potential strategic investments, exploration and pre-development projects, while returning cash to stockholders through dividends and potential share repurchases.

At December 31, 2025, we had $241.6 million in cash and cash equivalents, of which $26.5 million was held in foreign subsidiaries' local currency that we anticipate utilizing for near-term operating, exploration or capital costs by those foreign subsidiaries. At December 31, 2025, we had no amounts drawn on our credit facility with $6.7 million utilized for letters of credit. We also have USD cash and cash equivalent balances held by our foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from our U.S. operations are adequate to fund our U.S. operations and corporate activities. See “Pending Sale of Casa Berardi” for more information about the consideration we anticipate receiving upon the consummation of our sale of Casa Berardi, which we anticipate using for debt reduction and balance sheet strengthening, enhancing our financial flexibility and capacity to invest in strategic growth investments, and positioning us to maximize value from our world-class silver portfolio.

Pursuant to our common stock dividend policy described in Note 12 of Notes to Consolidated Financial Statements, our Board of Directors declared and paid dividends on common stock totaling $10.4 million in 2025, $24.9 million in 2024 and $15.2 million in 2023. Until February 2025, our dividend policy had a silver-linked component which tied the amount of declared common stock dividends to our realized silver price for the preceding quarter (our dividend policy was recently revised, see discussion below). Another component of our common stock dividend policy, which remains in place, anticipates paying an annual minimum dividend. In 2024, we made the following dividend payments in relation to our minimum and silver-linked components.

Three months ended	Declaration Date	Realized Silver Price	Minimum Component	Silver-Linked Component	Total Dividend
March 31, 2024	May 8, 2024	$24.77	$0.00375	$0.0025	$0.00625
June 30, 2024	August 6, 2024	29.77	0.00375	0.0025	0.00625
September 30, 2024	November 6, 2024	29.43	0.00375	0.01	0.01375
December 31, 2024	February 7, 2025	30.19	0.00375	0.01	0.01375

In early February 2025, we revised our common stock dividend policy to eliminate the silver-linked component, while maintaining the annual common stock dividend. However the declaration and payment of dividends remain in the sole discretion of our Board of Directors, and there can be no assurance it will declare any future dividend.

As discussed in Note 12 of Notes to Consolidated Financial Statements, pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents in “at-the-market” (ATM) offerings. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any sales of shares under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. During the year ended December 31, 2025, we sold 35,959,328 shares under the agreement for proceeds of $216.2 million, net of commissions and fees of approximately $3.3 million, which were used to redeem $212 million of our Senior Notes. As of December 31, 2025, we have sold a total of 59,802,012 shares under the agreement for proceeds of $348.5 million, net of commissions and fees of $5.4 million.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability under our Credit Agreement (refer to Note 9 of Notes to Consolidated Financial Statements), we believe we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes; principal and interest payments under our Credit Agreement; deferral of revenues, ramp-up and suspension costs at certain of our operations; capital expenditures at our operations; potential acquisitions of other mining companies or properties; regulatory matters; litigation; potential repurchases of our common stock under the program described above; and payment of dividends on common stock, if declared by our Board of Directors. We currently estimate a range of approximately $255 to $279 million will be spent in 2026 on capital expenditures, primarily for equipment, infrastructure, and development at our mines, before any lease financing. We also estimate exploration and pre-development expenditures will total approximately $55 million in 2026. Our expenditures for these items and our related plans for 2026 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans. See Item 1A. Risk Factors - An extended decline in metals prices, an increase in operating or capital costs, or treatment charges, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations.

We may defer some capital expenditures and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. We cannot assure you that such financing will be available to us.

Our liquid assets excluding restricted cash and cash equivalents include (in millions):

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents held in U.S. dollars	$215.1	$24.5	$98.8
Cash and cash equivalents held in foreign currency	26.5	2.4	7.6
Total cash and cash equivalents	241.6	26.9	106.4
Marketable equity securities	107.5	33.2	32.3
Total cash, cash equivalents and investments	$349.1	$60.1	$138.7

Cash and cash equivalents increased by $214.7 million in 2025, for the reasons discussed below. Cash and cash equivalents held in foreign currencies primarily represents balances in CAD, and increased by $24.1 million in 2025. The value of marketable equity securities at the end of 2025 increased by $74.3 million due to an overall fair value increase.

	Year Ended December 31,
	2025	2024	2023
Cash provided by operating activities (in millions)	$562.6	$218.3	$75.5

Cash provided by operating activities increased by $344.4 million in 2025 compared to 2024. The increase was due to higher income, adjusted for non-cash items, which increased by $372.0 million, partly offset by the negative impact of working capital and other operating asset and liability changes that increased by $27.7 million. Income, adjusted for non-cash items, was higher primarily due to higher revenues. Negative working capital adjustments, primarily related to an increase in accounts receivables reflecting the higher price environment and a concentrate shipment close to year end at Greens Creek contributed to the increased working capital of $27.8 million in 2025 compared to 2024.

Cash provided by operating activities increased by $142.8 million in 2024 compared to 2023. The increase was due to higher income, adjusted for non-cash items, which increased by $172.2 million, partly offset by the negative impact of working capital and other operating asset and liability changes. Income, adjusted for non-cash items, was higher due to higher realized prices for all metals, except lead, and higher volumes sold, except for gold. Higher volumes sold resulted from the current year containing a full year of production from Keno Hill and Lucky Friday (which had suspended operations for 5 months of the year due to the 2023 fire). Negative working capital and other operating asset and liability changes contributed to a decrease of working capital of $29.5 million in 2024 compared to 2023. Significant variances in working capital changes between 2024 and 2023 resulted from negative movements in accounts receivables as Lucky Friday operations were suspended at December 31, 2023.

	Year Ended December 31,
	2025	2024	2023
Cash used in investing activities (in millions)	$(270.5)	$(212.9)	$(231.3)

Capital expenditures were $252.4 million in 2025, which was $37.9 million higher than 2024, primarily due to pond 5 construction and development at Lucky Friday, and higher development at Keno Hill. We also purchased silver put options for $25.0 million to protect gross margins for a significant part of our 2026 production. In addition, we collected $28.1 million from investment sales and purchased investments for $21.9 million.

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

	Year Ended December 31,
	2025	2024	2023
Cash (used in) provided by financing activities (in millions)	$(78.0)	$(83.8)	$156.3

During 2025, we fully repaid our IQ Notes and we had net repayments of $23.0 million on our revolving credit facility resulting in no amount drawn as of December 31, 2025. We drew down a cumulative $279 million and repaid a cumulative $384 million, and drew down a cumulative $239 million and repaid a cumulative $111 million on our Credit Agreement during 2024 and 2023, respectively. In 2025, 2024 and 2023, we paid total cash dividends on our common and preferred stock of $10.4 million, $25.3 million and $15.7 million, respectively. We made payments on our finance leases of $8.7 million, $10.5 million, and $10.6 million in 2025, 2024, and 2023, respectively. We issued stock under our ATM program described above for net proceeds of $216.2 million (utilized to redeem $212 million of Senior Notes), $58.4 million and $56.7 million in 2025, 2024 and 2023, respectively. During 2025, 2024 and 2023, we also purchased shares of our common stock for $0.9 million, $1.2 million and $2.0 million, respectively, as a result of our employees' election to utilize net share settlement to satisfy their tax withholding obligations related to incentive compensation paid in stock and vesting of restricted stock units. See Note 12 of Notes to Consolidated Financial Statements for more information.

Exchange rate fluctuations between the U.S. dollar and the Canadian dollar and Mexican peso resulted in an increase in our cash balance of $0.5 million, a decrease of $1.1 million, and an increase of $1.1 million, during 2025, 2024 and 2023, respectively.

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, revolving credit facility, outstanding purchase orders and certain service contract commitments, and lease arrangements as of December 31, 2025 (in thousands):

	Payments Due By Period
	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Purchase and contractual obligations (1)	$29,686	$—	$—	$—	$29,686
Credit Agreement (2)	1,604	2,543	—	—	$4,147
Finance lease commitments (3)	7,786	5,407	1,731	—	$14,924
Operating lease commitments (4)	1,501	2,973	2,621	5,060	$12,155
Senior Notes (5)	19,068	19,068	265,403	—	$303,539
Total contractual cash obligations	$59,645	$29,991	$269,755	$5,060	$364,451

(1)
Consists of open purchase orders and commitments of approximately $6.8 million, $7.1 million, $6.8 million, $8.5 million and $0.6 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, Casa Berardi and Other Operations, respectively.

(2)
The Credit Agreement provides for a $225 million revolving credit facility. We had no amount drawn and $6.7 million in letters of credit outstanding as of December 31, 2025. The amounts in the table above assumes no additional amounts will be drawn in future periods, and includes only the standby fee on the current undrawn balance and accrued interest. For more information on our Credit Agreement, see Note 9 of Notes to Consolidated Financial Statements.

(3)
Includes scheduled finance lease payments of $0.8 million, $2.4 million, $9.2 million, and $2.5 million for equipment at Greens Creek, Lucky Friday, Casa Berardi, and Keno Hill, respectively. For more information, see Note 9 of Notes to Consolidated Financial Statements.

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

(5)
On February 19, 2020, we completed an offering of $475 million in aggregate principal amount of our Senior Notes. The Senior Notes bear interest at a rate of 7.25% per year, with interest payable on February 15 and August 15 of each year, commencing August 15, 2020, which were partially redeemed on August 18, 2025 for a redemption premium of $3.8 million. For more information, see Note 9 of Notes to Consolidated Financial Statements.

We record liabilities for estimated costs associated with mine closure, reclamation of land and other environmental matters. At December 31, 2025, our liabilities for these matters totaled $202.3 million. Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 5 of Notes to Consolidated Financial Statements and Item 1A. Risk Factors – Our environmental obligations may exceed the provisions we have made. As discussed in Note 16 of Notes to Consolidated Financial Statements, we are involved in various other legal proceedings which may result in obligations in excess of provisions we have made.

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

We utilize financially-settled forward contracts, commodity price collars and put options to manage our exposure to changes in prices for silver, gold, zinc and lead. See Item 7A. – Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management below for more information on our contract programs. Changes in silver, gold, zinc and lead prices between the dates that the contracts are entered into and their settlements will result in changes to the fair value asset or liability associated with the contracts, with a corresponding gain or loss for silver and gold contracts recognized in earnings and gain or loss for lead and zinc contracts deferred to accumulated other comprehensive income (loss).

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

Mineral Reserves and Resources

Critical estimates are inherent in the process of determining our reserves and resources. Our reserves and resources are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility, future recoveries, capital expenditures and production costs. See Item 2. – Properties above for the metals price assumptions used in our estimates of reserves and resources as of December 31, 2025, 2024 and 2023. Our assessment of reserves and resources occurs at least annually. Periodically we utilize external specialists to perform independent audits of our operating properties reserves and resources.

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

New Accounting Pronouncements

Accounting Standard Updates that Became Effective in the Current Period

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. As the amendments apply to income tax disclosures only, the Company does not expect adoption to have a material impact on our consolidated financial statements and disclosures. We retrospectively adopted the amended tax disclosures in our financial statements for the year ended December 31, 2025.

Accounting Standard Updates to Become Effective in Future Periods

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

Guarantor Subsidiaries

Presented below are Hecla’s condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries of the Senior Notes and IQ Notes (see Note 9 of Notes to Consolidated Financial Statements for more information). As of December 31, 2025, the Guarantors consist of the following Hecla 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Montana, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Mines Management, Inc.; Newhi, Inc.; Montanore Minerals Corp.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; Hecla Juneau Mining Company; Klondex Holdings Inc.; Klondex Gold & Silver Mining Co.; Klondex Midas Holdings Limited; Klondex Aurora Mine Inc.; Klondex Hollister Mine Inc.; Hecla Quebec, Inc.; and Alexco Resource Corp. We completed the offering of the Senior Notes on February 19, 2020 under our shelf registration statement previously filed with the SEC.

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

Condensed Consolidating Balance Sheets

	As of December 31, 2025
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$210,465	$18,559	$12,534	$—	$241,558
Other current assets	56,469	377,360	46,258	(92,301)	387,786
Properties, plants, equipment and mine development, net	296	2,832,440	8,091	—	2,840,827
Intercompany receivable (payable)	(685,894)	(367,211)	667,695	385,410	—
Investments in subsidiaries	2,842,226	(52)	—	(2,842,174)	—
Other non-current assets	672,379	16,345	200,970	(799,220)	90,474
Total assets	$3,095,941	$2,877,441	$935,548	$(3,348,285)	$3,560,645
Liabilities and Stockholders' Equity
Current liabilities	$86,837	$206,466	$46,907	$(108,646)	$231,564
Long-term debt	261,946	6,681	—	—	268,627
Non-current portion of accrued reclamation	—	187,007	1,464	—	188,471
Non-current deferred tax liability	131,136	115,879	(590)	—	246,425
Other non-current liabilities	24,376	207,966	198,983	(397,413)	33,912
Stockholders' equity	2,591,646	2,153,442	688,784	(2,842,226)	2,591,646
Total liabilities and stockholders' equity	$3,095,941	$2,877,441	$935,548	$(3,348,285)	$3,560,645

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31, 2025
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(29,620)	$1,458,762	$—	$(6,123)	$1,423,019
Cost of sales	(4,139)	(640,403)	—	3,743	(640,799)
Depreciation, depletion, and amortization	—	(160,017)	—	—	(160,017)
General and administrative	(21,749)	(33,101)	(2,776)	—	(57,626)
Exploration and pre-development	(568)	(25,455)	(1,722)	—	(27,745)
Equity in earnings of subsidiaries	403,999	—	—	(403,999)	—
Other income (expense)	(923)	(76,252)	17,142	2,380	(57,653)
Income (loss) before income and mining taxes	347,000	523,534	12,644	(403,999)	479,179
(Provision) benefit from income and mining taxes	(25,287)	(132,857)	677	—	(157,467)
Net income (loss)	321,713	390,677	13,321	(403,999)	321,712
Preferred stock dividends	(552)	—	—	—	(552)
Income (loss) applicable to common stockholders	321,161	390,677	13,321	(403,999)	321,160
Net income (loss)	321,713	390,677	13,322	(404,000)	321,712
Other comprehensive loss	6,932	—	—	—	6,932
Comprehensive income (loss)	$328,645	$390,677	$13,322	$(404,000)	$328,644

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our exposure to market risks and risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at December 31, 2025 which are sensitive to changes in commodity prices, foreign exchange rates and interest rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Item 1A. Risk Factors above).

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

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer. Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A. Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us). At December 31, 2025, metals contained in concentrate sales and exposed to future price changes totaled approximately 3.5 million ounces of silver, 2,272 ounces of gold, 14,028 tons of zinc, and 8,322 tons of lead. If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $18.3 million. However, as discussed in Commodity-Price Risk Management below, at times, subject to management's discretion, we utilize a program designed and intended to mitigate the risk of price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales. Therefore, the impact of changes in prices on the value of concentrates sold would be substantially offset by a gain or loss on forward contracts to the extent such contracts are utilized.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we are using financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments. The following tables summarize the quantities of metals committed under forward sales contracts at December 31, 2025 and 2024:

December 31, 2025	Pounds under contract (in 000's)		Average price per pound
	Zinc	Lead	Zinc	Lead
	(pounds)	(pounds)	(pounds)	(pounds)
Contracts on provisional sales
2026 settlements	18,850	13,117	$1.37	$1.05
Contracts on forecasted sales
2026 settlements	53,407	42,108	$1.33	$1.02
2027 settlements	23,810	—	$1.36	N/A

December 31, 2024	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2025 settlements	1,535	2	20,834	14,661	$31.46	$2,673	$1.40	$0.97
Contracts on forecasted sales
2025 settlements	—	—	59,194	47,840	N/A	N/A	$1.39	$0.99
2026 settlements	—	—	6,283	52,911	N/A	N/A	$1.41	$1.03

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

Since the first quarter of 2025, we have and continue to utilize Collars to manage our exposure to changes in the price of precious metals in both our provisional concentrate sales, forecasted Keno Hill future concentrate shipments and forecasted Casa Berardi gold sales. These Collars provide us a contractual right to receive at least the minimum price if market prices fall below the minimum price level specified in the contracts, while limiting our potential gains to the maximum price level specified in the contracts, even if market prices rise higher. This strategy helps protect us from significant price drops while still allowing for some upside potential within the minimum and maximum price range. For the year ending December 31, 2025, these collars had net losses of $51.5 million, of which $15.2 million was realized. For accounting purposes, they are not designated as hedges. The following tables summarize the quantities of metals hedged under Collars at December 31, 2025:

Settlement Period	Production Protected		Average strike price per silver ounce		Average strike price per gold ounce
	Silver (ounces)	Gold (ounces)	Minimum ($)	Maximum ($)	Minimum ($)	Maximum ($)
Contracts on provisional sales
2026 settlements	2,120	—	49.78	63.43	N/A	N/A
Contracts on forecasted sales
2026 settlements	800	4	34.29	55.70	3,000	4,840

In December 2025, we entered into financially-settled put option contracts to manage the exposure of future silver sales to potential declines in market prices of silver. These put options give us the option, but not the obligation, to realize established prices on quantities of silver to be sold in the future. Total premium paid for the put contracts was $25 million and we recorded a $10.4 million unrealized loss on the puts during the year ending December 31, 2025. The following table summarizes the quantities of metals for which we have entered into put contracts and the average exercise prices as of December 31, 2025:

Settlement Period	Production Protected	Strike price per ounce
	Silver (ounces)	($)
Contracts on forecasted sales
2026 settlements	9,672	50.00

At December 31, 2025 and 2024, we recorded the following balances for the fair value of derivative contracts held at that time (in millions):

	December 31, 2025			December 31, 2024
Balance sheet line item:	Contracts in an asset position	Contracts in a liability position	Net asset (liability)	Contracts in an asset position	Contracts in a liability position	Net asset (liability)
Other current assets	$8.6	$—	$8.6	$11.5	$—	$11.5
Other non-current assets	$7.2	$—	$7.2	$6.6	$—	$6.6
Current derivatives liability	$—	$(36.4)	$(36.4)	$—	$—	$—

Net realized and unrealized gains of approximately $0.2 million related to the effective portion of the contracts designated as hedges were included in accumulated other comprehensive loss as of December 31, 2025. Realized and unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying forecasted sales transaction is recognized. We estimate approximately $1.1 million in net realized and unrealized gains included in accumulated other comprehensive loss as of December 31, 2025 will be reclassified to current earnings in the next twelve months. The realized gains arose due to cash settlement of zinc and lead contracts in 2023 and zinc contracts in 2022 prior to maturity for cash proceeds of $8.5 million and $17.4 million, respectively, which have now been fully recognized.

We recognized a net loss of $12.0 million (2024: $1.3 million net gain; 2023: $19.7 million net gain), including a $13.1 million gain transferred from accumulated other comprehensive income (loss) ("AOCI") (2024: $11.4 million gain transferred from AOCI; 2023: $20.6 million gain transferred from AOCI), during 2025 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales. The net gain recognized on the contracts offsets loss related to price adjustments on our provisional concentrate sales, both of which resulted from changes to silver, gold, lead and zinc prices between the time of sale and final settlement. The net losses and gains recognized on the contracts offset gains and losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

Foreign Currency

We operate or have mining interests in Canada, which exposes us to risks associated with fluctuations in the exchange rates between the USD and CAD. We have determined the functional currency for our Canadian operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD to USD are recorded to earnings each period. For the year ended December 31, 2025, we recognized a net foreign exchange loss of $5.7 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at December 31, 2025 would have resulted in a change of approximately $12.7 million in our net foreign exchange gain or loss.

We utilize a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In November 2021, we initiated a similar program related to future development costs denominated in CAD, and have used a similar program, on a limited basis, related to interest payments on our previously held IQ Notes (see Note 9 of Notes to Consolidated Financial Statements). The programs utilize forward contracts to buy CAD. Each contract related to operating costs is designated as a cash flow hedge, while contracts related to development and interest costs have not been designated as hedges as of December 31, 2025. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be covered under such programs, and for potential additional programs to manage other foreign currency-related exposure areas. These instruments do, however, expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract exchange rate exceeds the spot exchange rate of a currency and (ii) exchange rate risk to the extent that the spot exchange rate exceeds the contract exchange rate for amounts of our operating costs covered under contract positions. As of December 31, 2025, we have a total of 216 forward contracts outstanding to buy a total of CAD $140.8 million having a notional amount of USD$103.1 million with CAD-to-USD exchange rates ranging between 1.3148 and 1.4202, with the following exposures in 2026:

•
Forecasted cash operating costs at Casa Berardi of CAD $35.7 million at an average CAD-to-USD exchange rate of 1.323.
•
Forecasted cash operating costs at Keno Hill of CAD $59.5 million at an average CAD-to-USD exchange rate of 1.377.
•
Forecasted capital expenditures at Casa Berardi of CAD$3.5 million at an average CAD-to-USD exchange rate of 1.336.
•
Forecasted capital expenditures at Keno Hill of CAD$37.5 million at an average CAD-to-USD exchange rate of 1.390.
•
Forecasted exploration expenditures at Keno Hill of CAD$3.3 million at an average CAD-to-USD exchange rate of 1.383.
•
Forecasted Corporate expenditures of CAD$1.3 million at an average CAD-to-USD exchange rate of 1.354.

As of December 31, 2025 and 2024, we recorded the following balances for the fair value of the contracts (in millions):

	December 31,
Balance sheet line item:	2025	2024
Other current assets	$1.1	$—
Other non-current assets	—	—
Current derivative liabilities	(0.8)	(8.2)
Non-current derivative liabilities	—	(2.0)

Net unrealized losses of approximately $0.9 million related to the effective portion of the hedges were included in accumulated other comprehensive income (loss) as of December 31, 2025. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $0.9 million in net unrealized losses included in accumulated other comprehensive income (loss) as of December 31, 2025 would be reclassified to current earnings in the next twelve months.

Net realized losses of approximately $4.1 million (2024: $3.8 million loss; 2023: $3.6 million) on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the year ended December 31, 2025. Net realized gains of approximately $4.8 million (2024: $5.7 million loss; 2023: $1.2 million gains) related to contracts not designated as hedges and no net unrealized gains or losses related to ineffectiveness of the hedges were included in fair value adjustments, net on our consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2025.

Interest Rates

We have a $225.0 million credit facility, and amounts drawn on the facility are subject to variable rates of interest based on a spread over the Term Secured Overnight Financing Rate ("SOFR") or an alternative base rate. Interest rates fluctuate due to economic factors beyond our control. As of December 31, 2025, we had no amounts drawn under the facility and $6.7 million for letters of credit. Assuming all revolving loans currently available to us were fully drawn, each one percentage point change in interest rates would result in a $2.2 million change in annual cash interest expense on our credit facility. See Note 9 of Notes to Consolidated Financial Statements for more information on our credit facility.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of the end of the reporting period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of December 31, 2025 in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2025, based on these criteria.

Our internal control over financial reporting as of December 31, 2025 has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in the attestation report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hecla Mining Company

Coeur d’Alene, Idaho

Opinion on Internal Control over Financial Reporting

We have audited Hecla Mining Company’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Spokane, Washington

February 17, 2026

Item 9B. Other Information

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

In accordance with our restated certificate of incorporation, our Board of Directors is divided into three classes. The terms of office of the directors in each class expire at different times. The directors are elected for three-year terms. The Effective Dates listed below for each director indicate their current term of office. All officers are elected for a term which ordinarily expires on the date of the meeting of the Board of Directors immediately following the annual meeting of stockholders. The positions and ages listed below for our current directors and officers are as of the scheduled date of our next annual meeting of stockholders in May 2026. There are no arrangements or understandings between any of the directors or officers and any other person(s) pursuant to which such directors or officers were elected.

	Age at May 21, 2026	Position and Committee Assignments	Effective Dates
Rob Krcmarov	61	President and CEO Director (1,6)	5/25 — 5/26 11/24 — 5/26
Russell D. Lawlar	46	Senior Vice President and Chief Financial Officer	5/25 — 5/26
Carlos Aguiar	55	Senior Vice President and Chief Operating Officer	5/25 — 5/26
David C. Sienko	57	Senior Vice President and General Counsel	5/25 — 5/26
Kurt D. Allen	64	Vice President – Exploration	5/25 — 5/26
Robert D. Brown	57	Vice President – Corporate Development	5/25 — 5/26
Patrick Malone	53	Vice President – Sustainability	5/25 — 5/26
Catherine J. Boggs	71	Director (1,2,3,4,6)	5/24 — 5/27
Dean R. Gehring	58	Director (4,5)	5/25 — 5/26
Alice Wong	66	Director (2,3,4,5)	5/25 — 5/28
Stephen F. Ralbovsky	72	Director (2,3,5)	5/24 — 5/27
Charles B. Stanley	67	Director (2,4,5)	5/25 — 5/28
Mark P. Board	73	Director (3,4,5)	5/24 — 5/27
Jill Satre	46	Director (2,3)	5/25 — 5/28

(1)
Member of Executive Committee
(2)
Member of Audit Committee
(3)
Member of Governance and Social Responsibility Committee
(4)
Member of Compensation Committee
(5)
Member of Health, Safety, Environmental and Technical Committee
(6)
Member of Non-Executive Stock Award Committee

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

Russell D. Lawlar was appointed Senior Vice President and Chief Financial Officer in March 2021. He was the Treasurer from February 2018 to March 2021. Mr. Lawlar has held various positions of progressive responsibility since 2010, including being the Controller at the company’s Greens Creek Mine from February 2015 to February 2018.

Carlos Aguiar was appointed Senior Vice President – Chief Operating Officer in November 2024. Prior to that, he served in various leadership roles at Hecla, including Vice President - Operations from August 2023 to November 2024, Vice President – General Manager of the company’s Lucky Friday Mine from July 2021 to August 2023, and Vice President – General Manager, Minera Hecla, at the San Sebastian Mine from April 2016 to June 2021. Mr. Aguiar was project manager for the San Sebastian mining operation from July 2015 to March 2016. He has held a number of positions at the company’s operations in Idaho and Mexico, where he was Processing Superintendent at the La Choya mine in Mexico where he first joined Hecla in 1996. He began his career in 1995 as a metallurgist and has over 30 years of experience in engineering and management in the mining industry.

David C. Sienko was appointed Corporate Secretary in February 2025, Senior Vice President and General Counsel in August 2024, and prior to that was Vice President and General Counsel from January 2010 to August 2024. Prior to joining Hecla, he was a partner and practiced law with K&L Gates LLP and its predecessor, Bell, Boyd & Lloyd, LLP from 2004 to January 2010, where he specialized in counseling public and private entities on compliance with securities laws and trading market rules, mergers and acquisitions, and corporate governance.

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

Robert D. Brown was appointed Vice President - Corporate Development in January 2016. Prior to that, Mr. Brown was a consultant for Hecla from March 2015 to December 2015. Prior to joining Hecla, Mr. Brown was President of Septemus Consulting Ltd. from October 2011 to December 2015. He also served as Vice President – Corporate Development for Fortuna Silver Mines from May 2012 to October 2014 and as Chief Executive Officer, President and Director of Calibre Mining Corporation from March 2007 to June 2011. He was also appointed as President of our Canadian subsidiary, Hecla Canada Ltd. in August 2021, and prior to that was Vice President – Corporate Development of Hecla Canada Ltd. from January 2016 to August 2021.

Patrick Malone was appointed Vice President – Sustainability in April 2025. From November 2022 to March 2025, Mr. Malone was an officer for Dakota Gold Corp, serving initially as Chief Sustainability Officer and later as Chief Legal Officer. Prior to that, Mr. Malone was with Barrick Gold from July 2010 to November 2022, where he served in several senior positions, including Vice President Environment, Vice President – Closure and Reclamation, and Head of North American Legal and Regulatory Affairs. He has more than twenty-five years of experience within environmental, external relations, legal, and governance functions.

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

Dean R. Gehring was appointed to Hecla’s Board of Directors in May 2025. Mr. Gehring is currently a board advisor at Allonia, a bioengineering company innovating recovery, tailings, and environmental solutions for the mining industry. Previously, he has held executive roles at leading mining companies, including Chief Technology Officer for Newmont and President and CEO of Rio Tinto Minerals. He was honored with the Society for Mining, Metallurgy & Exploration’s (SME) Ben F Dickerson Award in recognition of professionalism and contributions to the mining industry. Mr. Gehring holds a Bachelor of Science in Mining Engineering and an M.S. in Project Management. He is also a licensed Professional Engineering and Project Management Professional.

Stephen F. Ralbovsky has served as a director since March 2016. Mr. Ralbovsky has been the founder and principal of Wolf Sky Consulting LLC since June 2014. Prior to that, he was a partner with PricewaterhouseCoopers LLP from February 1987 until his retirement in June 2014, where he concentrated his practice on public companies operating in the mining industry. Mr. Ralbovsky is a part-time Professor of Practice at the University of Arizona’s James E. Rogers College of Law, where he teaches Global Mining Taxation, and is a member of several organizations, including Association of International Certified Professional Accountants, Arizona Society of CPAs, National Mining Association, and Society for Mining, Metallurgy and Exploration. He holds a Juris Doctor in Law and a Bachelor of Business Administration in Accounting, as well as being a licensed CPA.

Jill Satre was appointed to Hecla’s Board of Directors in October 2024. Ms. Satre is currently Vice President of Internal Audit & Corporate Compliance at TC Energy, a major North American energy company, where she provides strategic direction and oversight for compliance, risk management, audit, and internal controls over financial reporting. Prior to that, she spent over two decades at PwC and brings a breadth of experience in resource extraction industries, including mining and energy. Ms. Satre is also a leader in corporate governance, risk management, and compliance. She holds a Chartered Professional Accountant designation in Alberta, a Bachelor of Business Administration from the University of Regina, and an inactive Certified Public Accountant designation in California, U.S.

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

Alice Wong has served as a director since February 2021. Ms. Wong served as Senior Vice President and Chief Corporate Officer of Cameco Corporation from July 2011 to June 2024 and as Senior Advisor to the CEO of Cameco until her retirement in October 2024. She was Cameco’s Vice President of Safety, Health, Environment, Quality and Regulatory Relations from September 2008 to July 2011, and Vice President of Investor, Corporate and Government Relations from May 2005 to September 2008. She joined the board of Precision Drilling Corporation in 2024. She also served on the board of SaskEnergy Corporation from 2016 to 2023, Mining Association of Canada from 2017 to 2024, Canadian Nuclear Association from 2014 to 2024, and Saskatchewan Mining Association from 2013 to 2024. In 2021, she was named a Catalyst Honours Champion in recognition of her significant contributions to advancing women and championing inclusion in the workplace and being a role model for inclusive leadership in corporate Canada.

Information with respect to our directors is set forth under the caption “Proposal 1 - Election of Class III Directors” in our proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 21, 2026 (the Proxy Statement), which information is incorporated herein by reference.

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

Form 10-K - December 31, 2025

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

3.1	Restated Certificate of Incorporation of the Registrant. Filed as exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 22, 2025 (File No. 1-8491) and incorporated herein by reference.

3.2	Bylaws of the Registrant as amended to date. *

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

10.3

Hecla Mining Company 2010 Stock Incentive Plan – Notice of Award of Restricted Stock Units, as amended and effective June 6, 2025. Filed as exhibit 10.2 to Registrant ‘s Form 10-Q for the quarter ended June 30, 2025 (File No. 1-8491) and incorporated herein by reference.

10.4

Hecla Mining Company 2010 Stock Incentive Plan – Notice of Award of Performance-based Stock Units, as amended and effective June 6, 2025. Filed as exhibit 10.3 to Registrant’s Current Report on Form 8-K on August 6, 2025. (1)

10.5

Form of Change in Control and Severance Agreement dated June 5, 2025, between Registrant and each of Kurt Allen, Carlos Aguiar, and Robert Brown. Identical Change in Control and Severance Agreements entered into between the Registrant and Rob Krcmarov on November 7, 2024, between the Registrant and each of Russell Lawlar and David Sienko on June 20, 2025, and Patrick Malone on June 5, 2025. Filed as exhibit 10.3 to Registrant’s Current Report on Form 8-K on November 4, 2024 (File No. 1-8491) and incorporated herein by reference. (1)

10.6

Form of Indemnification Agreement dated April 7, 2025, between Registrant and Patrick Malone. Identical Indemnification Agreements were entered into between the Registrant and Charles B. Stanley on May 4, 2007, David C. Sienko on January 29, 2010, Robert D. Brown on January 4, 2016, Stephen F. Ralbovsky on March 1, 2016, Catherine J. Boggs on January 1, 2017, Alice Wong on February 26, 2021, Russell D. Lawlar on March 1, 2021, Kurt Allen on July 1, 2021, Carlos Aguiar on August 16, 2023, Mark P. Board on February 22, 2024, Jill Satre on October 16, 2024, Rob Krcmarov on November 7, 2024, Patrick Malone on April 7, 2025, and Dean R. Gehring on May 21, 2025. Filed as exhibit 10.7 to Registrant’s Form 10-K for the year ended December 31, 2024 (File No. 1-8491) and incorporated herein by reference. (1)

10.7

Hecla Mining Company Key Employee Deferred Compensation Plan (Amended, Restated and Effective May 19, 2021). Filed as Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 5, 2021 (File No 1-8491) and incorporated herein by reference. (1)

10.8

Hecla Mining Company 2010 Stock Incentive Plan (Amended and Restated as of August 21, 2021). Filed as exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2021 (File No. 1-8491) and incorporated herein by reference. (1)

10.9	Hecla Mining Company Short-Term Incentive Plan. Hecla Mining Company Short-Term Incentive Plan (1)

10.10

Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan (as Amended and Restated Effective January 1, 2017). Filed as exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended March 31, 2017 (File No. 8491) and incorporated herein by reference. (1)

10.11(a)	Hecla Mining Company Retirement Plan, as amended and restated January 1, 2025. (1) *

10.11(b)

Hecla Mining Company Post-2004 Supplemental Excess Retirement Plan Master Plan Document, effective January 1, 2019. Filed as exhibit 10.8(a) to Registrant’s Form 10-K for the year ended December 31, 2021 (File No. 1-8491) and incorporated herein by reference. (1)

10.11(c)

Second Amendment - Hecla Mining Company Post-2024 Supplemental Excess Retirement Plan, effective January 1, 2025. Filed as exhibit 10.12(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-8491) and incorporated herein by reference. (1)

10.11(d)

Hecla Mining Company Pre-2005 Supplemental Excess Retirement Plan Master Plan Document, effective January 1, 2019. Filed as exhibit 10.8(b) to Registrant’s Form 10-K for the year ended December 31, 2021 (File No. 1-8491) and incorporated herein by reference. (1)

10.11(e)

Second Amendment - Hecla Mining Company Pre-2005 Supplemental Excess Retirement Plan, effective January 1, 2025. Filed as exhibit 10.12(e) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-8491) and incorporated herein by reference. (1)*

10.12(a)

Hecla Mining Company Nonqualified Plans Master Trust Agreement. Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)

10.12(b)

Rabbi Trust Agreement between Hecla Mining Company and U.S. Bank National Association dated January 29, 2025. Filed as exhibit 10.13(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-8491) and incorporated herein by reference. (1)

10.13

Amended and Restated Hecla Mining Company Stock Plan for Nonemployee Directors. Filed as exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended September 30, 2024 (File No. 1-8491) and incorporated herein by reference. (1)

19	Hecla Mining Company Policy on Insider Trading. Filed as exhibit 19 to Registrant's Form 10-K for the year ended December 31, 2024 (File No. 1-8491) and incorporated herein by reference.

21	List of subsidiaries of Registrant. Filed as exhibit 21 to Registrant's Form 10-K for the year ended December 31, 2024 (File No. 1-8491) and incorporated herein by reference.

23.1	Consent of BDO USA, P.C. *

23.2	Consent of Qualified Person for Technical Report Summary of Greens Creek Mine. *

23.3	Consent of Qualified Person for Technical Report Summary of Lucky Friday Mine. *

23.4	Consent of Qualified Person for Technical Report Summary of Casa Berardi Mine. *

23.5	Consent of Qualified Person for Technical Report Summary of Casa Berardi Mine. *

23.6	Consent of Qualified Person for Technical Report Summary of Keno Hill Mine. *

23.7	Consent of Qualified Person for Technical Report Summary of Keno Hill Mine. *

23.8	Consent of Qualified Person for Technical Report Summary of Keno Hill Mine. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. *

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

HECLA MINING COMPANY

By:	/s/ Rob Krcmarov
Rob Krcmarov, President, Chief Executive Officer and Director

Date:	February 17, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rob Krcmarov	February 17, 2026	/s/ Catherine J. Boggs	February 17, 2026
Rob Krcmarov President, Chief Executive Officer and Director (principal executive officer)	Date	Catherine J. Boggs Director	Date

/s/ Russell D. Lawlar	February 17, 2026	/s/ Charles B. Stanley	February 17, 2026
Russell D. Lawlar Senior Vice President, Chief Financial Officer (principal financial officer)	Date	Charles B. Stanley Director	Date

/s/ Stuart Absolom	February 17, 2026	/s/ Alice Wong	February 17, 2026
Stuart Absolom Principal Accounting Officer	Date	Alice Wong Director	Date

/s/ Stephen F. Ralbovsky	February 17, 2026	/s/ Jill Satre	February 17, 2026
Stephen F. Ralbovsky Director	Date	Jill Satre Director	Date

/s/ Mark Board	February 17, 2026	/s/ Dean Gehring	February 17, 2026
Mark Board Director	Date	Dean Gehring Director	Date

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hecla Mining Company

Coeur d’Alene, Idaho

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hecla Mining Company (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition of Concentrate Sales – Greens Creek, Lucky Friday and Keno Hill

The Company’s consolidated concentrate revenue balance was $1.046 billion for the year ended December 31, 2025. As described in Note 4 to the Company’s consolidated financial statements, sales of all metals products sold directly to customers are recorded as revenues upon completion of the performance obligations and transfer of control of the product to the customer. For concentrate sales, the performance obligation is met, the transaction price can be reasonably estimated, and revenue is recognized generally at the time of shipment at estimated forward prices for the anticipated month of settlement. The amount of consideration for concentrate sales is variable due to changes in metal prices and final agreed upon concentrate content specifications between the time of shipment and final settlement.

We identified revenue recognition of concentrate sales, specific to Greens Creek, Lucky Friday and Keno Hill as a critical audit matter.

Management applies judgement in estimating the value of variable consideration for concentrate sales, including assessing for changes in metals prices and concentrate content specifications between the time of shipment and final settlement. Auditing these judgements and estimates involved especially challenging and subjective auditor judgement due to the nature and extent of audit effort required to address the matter.

The primary procedures we performed to address this critical audit matter included:

•
Assessing the reasonableness of management’s estimate for changes in metal prices between the time of shipment and final settlement with the customer by comparing to the published forward metals pricing for the contracted quotational period of the customer contract.
•
Assessing the reasonableness of management’s estimate for concentrate content specifications between the time of shipment and final settlement with the customer at year-end by obtaining final settlement documentation or performing substantive analytical procedures by developing expectations using reliable internal data and comparing recorded amounts to those expectations.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2001.

Spokane, Washington

February 17, 2026

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023

Sales	$1,423,019	$929,925	$720,227
Cost of sales and other direct production costs	640,799	548,245	458,504
Depreciation, depletion and amortization	160,017	183,470	148,774
Total cost of sales	800,816	731,715	607,278
Gross profit	622,203	198,210	112,949
Other operating expenses:
General and administrative	57,626	45,405	42,722
Exploration and pre-development	27,745	27,321	32,512
Ramp-up and suspension costs	14,005	43,307	76,252
Provision for closed operations and environmental matters	7,867	6,843	7,575
Write down of property, plant and equipment	—	14,574	—
Other operating expense (income), net	165	(45,516)	(1,438)
Total other operating expenses	107,408	91,934	157,623
Income (loss) from operations	514,795	106,276	(44,674)
Other expense:
Fair value adjustments, net	12,455	(2,204)	2,925
Foreign exchange (loss) gain, net	(5,764)	7,552	(3,810)
Other (expense) income, net	(726)	4,426	5,883
Interest expense	(41,581)	(49,834)	(43,319)
Total other expense:	(35,616)	(40,060)	(38,321)
Income (loss) before income and mining taxes	479,179	66,216	(82,995)
Income and mining tax provision	(157,467)	(30,414)	(1,222)
Net income (loss)	321,712	35,802	(84,217)
Preferred stock dividends	(552)	(552)	(552)
Net income (loss) applicable to common stockholders	$321,160	$35,250	$(84,769)

Comprehensive income (loss):
Net income (loss)	$321,712	$35,802	$(84,217)
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) and amortization of prior service on pension plans	11,421	(8,389)	(1,157)
Unrealized (loss) gain on derivative contracts designated as hedge transactions	(4,489)	(7,714)	4,546
Total change in accumulated other comprehensive income (loss), net	$6,932	$(16,103)	$3,389
Comprehensive income (loss)	$328,644	$19,699	$(80,828)
Basic income (loss) common share after preferred dividends	$0.49	$0.06	$(0.14)
Diluted income (loss) per common share after preferred dividends	$0.49	$0.06	$(0.14)
Weighted average number of common shares outstanding – basic	651,965	620,848	605,668
Weighted average number of common shares outstanding – diluted	655,768	622,535	605,668

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024	2023

Operating activities:
Net income (loss)	$321,712	$35,802	$(84,217)
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	165,570	190,471	163,672
Fair value adjustments, net	(12,455)	2,204	(2,925)
Inventory adjustments	13,012	11,707	20,819
Provision for reclamation and closure costs	11,635	9,370	9,658
Deferred income taxes	130,467	19,688	(6,115)
Stock-based compensation	10,918	8,659	6,598
Foreign exchange (gain) loss	5,764	(7,552)	3,810
Write-down of property, plant and equipment	—	14,574	—
Other non-cash items, net	12,049	1,706	3,094
Changes in assets and liabilities:
Accounts receivable	(136,835)	(17,159)	25,133
Inventories	(21,469)	(32,835)	(24,035)
Other current and non-current assets	30,915	(12,517)	(32,456)
Accounts payable, accrued and other current liabilities	(765)	(2,826)	598
Accrued payroll and related benefits	22,372	6,739	(4,982)
Accrued taxes	16,978	2,817	(571)
Accrued reclamation and closure costs and other non-current liabilities	(7,230)	(12,571)	(2,582)
Net cash provided by operating activities	562,638	218,277	75,499
Investing activities:
Additions to property, plant and equipment and mine development	(252,389)	(214,492)	(223,887)
Proceeds from disposition of assets	734	1,694	1,329
Acquisition, net	—	—	228
Proceeds from sale or exchange of investments	28,087	—	—
Purchase of silver puts	(25,000)	—	—
Purchases of investments	(21,932)	(73)	(8,962)
Net cash used in investing activities	(270,500)	(212,871)	(231,292)
Financing activities:
Proceeds from issuance of common stock, net of offering costs	216,225	58,368	56,684
Dividends paid to common and preferred stockholders	(10,375)	(25,331)	(15,713)
Acquisition of treasury shares from employee equity awards	(885)	(1,197)	(2,036)
Borrowings of debt	153,000	279,000	239,000
Repayments of debt	(427,245)	(384,000)	(111,000)
Repayments of finance leases and other	(8,715)	(10,664)	(10,605)
Net cash (used in) provided by financing activities	(77,995)	(83,824)	156,330
Effect of exchange rates on cash	544	(1,076)	1,095
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	214,687	(79,494)	1,632
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	28,045	107,539	105,907
Cash and cash equivalents and restricted cash and cash equivalents at end of year	$242,732	$28,045	$107,539
Reconciliation of cash and cash equivalents and restricted cash and cash equivalents above to where reported on the consolidated balance sheet
Cash and cash equivalents	$241,558	$26,868	$106,374
Non-current restricted cash and cash equivalents	1,174	1,177	1,165
Total cash and cash equivalents and restricted cash and cash equivalents as reported on the consolidated statements of cash flows	$242,732	$28,045	$107,539
Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$45,052	$46,061	$37,744
Income and mining taxes, net of refunds	$8,725	$6,571	$8,907
Non-cash investing and financing activities:
Addition of finance lease obligations and right-of-use assets	$630	$5,605	$16,116
Recognition of operating lease liabilities and right-of-use assets	$1,382	$—	$203
Properties, plants, equipment and mine development additions in accounts payable and accrued liabilities	$4,559	$1,975	$—
Common stock contributed to pension plans	$—	$—	$1,035
Common stock issued as incentive compensation	$2,503	$6,588	$—
Common stock issued to directors	$1,034	$796	$676
Common stock issued to interim CEO	$—	$283	$—
Common stock issued for 401(k) match	$5,052	$4,763	$4,608
Common stock issued for warrant exercises	$—	$372	$—
Common stock issued to ATAC Resources Ltd. stockholders	$—	$—	$18,789

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$241,558	$26,868
Accounts receivable:
Trade	170,230	31,515
Other, net	17,110	17,538
Inventories:
Product inventories	38,133	34,962
Materials and supplies	76,652	69,974
Current investments	59,644	—
Other current assets	26,017	33,295
Total current assets	629,344	214,152
Non-current investments	47,842	33,897
Restricted cash and cash equivalents	1,174	1,177
Properties, plants, equipment and mine development, net	2,840,827	2,694,119
Operating lease right-of-use assets	8,859	7,544
Other non-current assets	32,599	30,171
Total assets	$3,560,645	$2,981,060
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$102,282	$88,957
Accrued payroll and related benefits	38,119	22,834
Accrued taxes	23,410	6,312
Current debt	—	33,617
Finance leases	7,173	8,169
Accrued reclamation and closure costs	13,795	13,748
Accrued interest	7,678	14,316
Derivative liabilities	37,181	8,155
Other current liabilities	1,926	1,730
Total current liabilities	231,564	197,838
Accrued reclamation and closure costs	188,471	111,162
Long-term debt including finance leases	268,627	508,927
Deferred tax liability	246,425	110,266
Derivatives liabilities	—	2,021
Other non-current liabilities	33,912	11,332
Total liabilities	968,999	941,546
Commitments and contingencies (Notes 5, 6, 9, 10, 14, 15, and 16)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 2025 - 153,956 shares issued and outstanding and 2024 - 157,756 shares, liquidation preference — $7,698	39	39
Common stock, $0.25 par value, authorized 1,250,000,000 shares; issued 2025 — 679,220,408 shares and 2024 — 640,547,918 shares	169,689	160,052
Capital surplus	2,643,211	2,418,149
Accumulated deficit	(182,143)	(493,529)
Accumulated other comprehensive loss, net	(3,334)	(10,266)
Less treasury stock, at cost; 2025 — 8,920,348 and 2024 — 8,813,127 shares issued and held in treasury	(35,816)	(34,931)
Total stockholders’ equity	2,591,646	2,039,514
Total liabilities and stockholders’ equity	$3,560,645	$2,981,060

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2025, 2024 and 2023

(Dollars in thousands)

	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total

Balances, January 1, 2023	39	151,819	2,260,290	(403,931)	2,448	(31,698)	1,978,967
Net loss	—	—	—	(84,217)	—	—	(84,217)
Common stock issued to directors (125,063 shares)	—	31	645	—	—	—	676
Common stock issued for 401(k) match (898,894 shares)	—	225	4,383	—	—	—	4,608
Stock-based compensation expense	—	—	5,922	—	—	—	5,922
Incentive compensation distributed (1,432,323 shares)	—	359	(359)	—	—	(2,036)	(2,036)
Common stock ($0.0375 per share) and Series B Preferred stock ($3.50 per share) dividends declared	—	—	—	(15,713)	—	—	(15,713)
Common stock issued to pension plans (249,500 shares)	—	62	973	—	—	—	1,035
Common stock issued to ATAC Resources Ltd. shareholders (3,676,904 shares)	—	919	17,870	—	—	—	18,789
Common stock issued under ATM program (10,645,198 shares)	—	2,661	54,023	—	—	—	56,684
Other comprehensive income	—	—	—	—	3,389	—	3,389
Balances, December 31, 2023	39	156,076	2,343,747	(503,861)	5,837	(33,734)	1,968,104
Net income	—	—	—	35,802	—	—	35,802
Common stock issued as compensation to interim CEO (48,489 shares)	—	12	271	—	—	—	283
Common stock issued to directors (150,387 shares)	—	38	758	—	—	—	796
Common stock issued for 401(k) match (940,392 shares)	—	235	4,528	—	—	—	4,763
Common stock issued for warrant exercises (1,488,050 shares)	—	372	(372)	—	—	—	—
Stock-based compensation expense	—	—	7,580	—	—	—	7,580
Incentive compensation distributed (3,933,870 shares)	—	984	5,604	—	—	(1,197)	5,391
Common stock ($0.04 per share) and Series B Preferred stock ($3.50 per share) dividends declared	—	—	—	(25,470)	—	—	(25,470)
Common stock issued under ATM program (9,339,287 shares)	—	2,335	56,033	—	—	—	58,368
Common stock issued upon conversion of 20 Series B Preferred stock (64 shares)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(16,103)		(16,103)
Balances, December 31, 2024	$39	$160,052	$2,418,149	$(493,529)	$(10,266)	$(34,931)	$2,039,514
Net income	—	—	—	321,712	—	—	321,712
Common stock issued to directors (179,836 shares)	—	41	993	—	—	—	1,034
Common stock issued for 401(k) match (894,784 shares)	—	198	4,854	—	—	—	5,052
Stock-based compensation expense		—	9,884	—	—	—	9,884
Incentive compensation distributed (1,637,151 shares)	—	406	2,097	—	—	(885)	1,618
Common stock ($0.04 per share) and Series B Preferred stock ($3.50 per share) dividends declared	—	—	—	(10,326)	—	—	(10,326)
Common stock issued under ATM program (35,959,328 shares), net of offering costs	—	8,990	207,235	—	—	—	216,225
Common stock issued upon conversion of 3,541 Series B Preferred stock (11,385 shares)	—	2	(1)	—	—	—	1
Other comprehensive income	—	—	—	—	6,932	—	6,932
Balances, December 31, 2025	$39	$169,689	$2,643,211	$(182,143)	$(3,334)	$(35,816)	$2,591,646

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: The Company

Hecla Mining Company, and its affiliates and subsidiaries (collectively, “Hecla,” “we,” “us” or “the Company”), is the largest silver producer in the United States and Canada. In addition to operating mines in Alaska, Idaho and Quebec, Canada, the Company is developing a mine in the Yukon, Canada, and owns a number of exploration and pre-development projects in world-class silver and gold mining districts throughout North America. Our current holding company structure dates from the incorporation of Hecla Mining Company in 2006 and the renaming of our subsidiary (previously Hecla Mining Company) as Hecla Limited. Hecla Limited was incorporated on October 14, 1891 as an Idaho Corporation in northern Idaho’s Silver Valley. We believe we are the oldest operating precious metals mining company in the United States and the largest silver producer in the United States and Canada. Our corporate offices are in Coeur d’Alene, Idaho and Vancouver, British Columbia. The cash flow and profitability of the Company’s operations are significantly affected by the market price of silver, gold, lead and zinc, which are affected by numerous factors beyond our control.

References to “CAD” and “MXN” refer to the Canadian Dollar and Mexican Peso, respectively.

Pending Sale of Casa Berardi

On January 26, 2026, following a review of how Casa Berardi fits into our future strategy, we announced that we entered into a material definitive agreement to sell our wholly-owned subsidiary Hecla Quebec Inc., which owns the Casa Berardi operation to Orezone Gold Corporation (“Orezone”). The transaction is expected to close in the first quarter of 2026, subject to the satisfaction of customary closing conditions, including receipt of regulatory approvals. See Note 17: Subsequent Events for additional information.

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

D. Investments — We determine the appropriate classification of our investments at the time of purchase and re-evaluate such determinations at each reporting date. Currently all our investments are marketable equity securities and are carried at fair value. Marketable securities we anticipate selling within the next twelve months are included in other current assets. Gains and losses on the sale of securities are recognized on a specific identification basis. Gains and losses of marketable securities and investments accounted for under the equity method are included as a component of a separate line item, “fair value adjustments, net,” and "Other income", respectively, both of which are included on our consolidated statements of operations and comprehensive income (loss).

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

F. Restricted Cash and Cash Equivalents — Restricted cash and cash equivalents primarily represent investments in certificates of deposit and bonds of U.S. government agencies and are restricted primarily for reclamation funding or surety bonds. Restricted cash and cash equivalents balances are carried at fair value. Non-current restricted cash and cash equivalents is reported in a separate line on the consolidated balance sheets and totaled $1.2 million at December 31, 2025 and 2024, respectively.

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

Drilling and related costs of $12.2 million, $12.4 million, and $17.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, met our criteria for capitalization listed above at our production stage properties.

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

L. Income and Mining Taxes — We provide for federal, state and foreign income taxes currently payable, as well as those deferred, due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal, state/provincial and foreign tax benefits are recorded as a reduction of income taxes, when applicable. We record deferred tax assets and liabilities for expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. We have elected to account for global intangible low-taxed income tax GILTI as a period cost and recognize the tax expense on income from foreign jurisdiction in the year incurred.

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

We classify as income taxes mine license taxes incurred in the states of Alaska and Idaho, the net proceeds taxes incurred in Nevada, and resource taxes incurred in Quebec and Yukon, Canada.

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

P. Risk Management Contracts — We use derivative financial instruments as part of an overall risk-management strategy as a means of managing exposure to changes in metals prices and exchange rate fluctuations between the USD and CAD. We do not hold or issue derivative financial instruments for speculative trading purposes. We measure derivative contracts as assets or liabilities based on their fair value. Amounts recognized for the fair value of derivative asset and liability positions with the same counterparty and which would be settled on a net basis are offset against each other on our consolidated balance sheets. Gains or losses resulting from changes in the fair value of derivatives in each period are recorded either in current earnings or other comprehensive income (“OCI”), depending on the use of the derivative, whether it qualifies for hedge accounting and whether that hedge is effective. Amounts deferred in OCI are reclassified to sales of products (for metals price-related contracts) or cost of sales and other direct production costs (for foreign currency-related contracts). Ineffective portions of any change in fair value of a derivative are recorded in current period other operating income (expense). For derivatives qualifying as hedges, when the hedged items are sold, extinguished or terminated, or it is determined the hedged transactions are no longer likely to occur, gains or losses on the derivatives are reclassified from OCI to current earnings. As of

December 31, 2025 and 2024, certain of our foreign currency-related forward contracts and metals prices hedges qualified for hedge accounting, with unrealized gains and loss related to the effective portion of the contracts included in OCI.

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

T. Reclassifications — Certain amounts in 2023 have been reclassified to conform with the 2025 and 2024 presentation.

U. New Accounting Pronouncements —

Accounting Standards Updates that Became Effective in the Current Period

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We retrospectively adopted the income tax disclosures required under the amendments in the year ended December 31, 2025 consolidated financial statements.

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

Note 3: Investments

At December 31, 2025 the fair value of our investments was $107.5 million, of which $59.6 million were presented as current investments and $47.8 million as non-current investments (2024: $33.9 million). Our investments consist of marketable equity securities which are carried at fair value and includes our investment in Cascadia which was previously accounted for under the equity method. We invested an additional $0.1 million in Cascadia in 2024, and recognized $0.1 million, $0.7 million and $0.3 million in equity losses of Cascadia during 2025, 2024 and 2023, respectively, which is included in the line item "Other income, net" in our Consolidated Statement of Operations and Comprehensive Income (Loss), prior to discontinuing equity accounting in August 2025 following the loss of significant influence over Cascadia. During 2023 we acquired marketable equity securities at a cost of $9.0 million. During 2025 we recognized $51.9 million in realized and unrealized gains and in 2024 and 2023, we recognized $3.7 million in unrealized gains and $0.2 million in net unrealized losses, respectively, as part of the line item fair value adjustments, net on our statement of consolidated operations and comprehensive income (loss).

Note 4: Business Segments, Sales of Products and Significant Customers

We discover, acquire and develop mines and other mineral interests and produce and market (i) concentrates containing silver, gold, lead, zinc and copper (ii) carbon material containing silver and gold, and (iii) doré containing silver and gold. We are currently organized and managed in four segments: Greens Creek, Lucky Friday, Keno Hill and Casa Berardi.

The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure as well as for evaluation of business performance and the allocation of resources by Hecla's President and Chief Executive Officer, who has been identified as our Chief Operating Decision Maker . The CODM evaluates the performance for all of our reportable segments based on segment gross profit or loss. For all segments, the CODM uses segment gross profit or loss to assess segment performance and allocate resources for each segment predominantly in the annual budget and forecasting process. The CODM considers budget to actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments. Significant segment expenses that are components of total cost of goods sold and drive the financial performance of our reportable segments are (i) salaries, wages and other benefits, (ii) contractors, (iii) materials and consumables (iv) change in product inventory and (v) other direct production costs. In further evaluating the operational performance of each segment, the CODM also considers the amount of metals production versus budget, and the grade of the metal processed. Intersegment sales are transacted on the same basis as sales to third parties.

General corporate activities not associated with operating mines and their various exploration activities, as well as idle properties and environmental remediation services in the Yukon, Canada, are presented as “other.” The nature of the items that reconcile gross profit (loss) to income (loss) before income and mining taxes are not related to our reportable segments.

The tables below present information about our reportable segments as of and for the years ended December 31, 2025, 2024 and 2023 (in thousands).

Year ended December 31, 2025	Greens Creek	Lucky Friday	Keno Hill	Casa Berardi	Total Reportable Segments	Other	Total

Metal sales	$612,827	$306,640	$145,317	$319,117	$1,383,901	$—	$1,383,901
Environmental remediation services	—	—	—	—	—	39,118	39,118
Intersegment sales	—	—	6,123	—	6,123	—	6,123
Reconciliation of sales	612,827	306,640	151,440	319,117	1,390,024	39,118	1,429,142
Elimination of intersegment sales			(6,123)		(6,123)		(6,123)
Total consolidated sales							1,423,019
Cost of sales and other direct production costs
Salaries, wages and other benefits	75,888	63,134	28,459	50,791	218,272	596	218,868
Contractors	7,425	15,628	14,746	36,247	74,046	37,295	111,341
Materials and consumables	106,959	44,817	27,300	56,077	235,153	679	235,832
Product inventory change	1,258	346	(1,452)	2,774	2,926	—	2,926
Other direct production costs	42,691	(1,290)	2,830	27,597	71,828	4	71,832
Depreciation, depletion and amortization	55,959	51,055	19,769	33,234	160,017	—	160,017
Gross profit	$322,647	$132,950	$53,665	$112,397	$621,659	$544	$622,203
Other operating expenses (a)							107,408
Income from operations							514,795

Other Expense:
Interest expense							(41,581)
Fair value adjustments, net							12,455
Foreign exchange gain, net							(5,764)
Other income							(726)
Income before income and mining taxes							$479,179

Capital additions	$54,617	$72,933	$58,192	$61,514	$247,256	$5,133	$252,389
Identifiable assets	640,011	688,997	505,205	776,947	2,611,160	949,485	3,560,645

(a) Other operating expense items include general and administrative, exploration and pre-development, ramp-up and suspension costs, provision for closed operations and environmental matters, write-down of property, plant and equipment and other operating (income) expense, net.

Casa Berardi's income from operations for 2025 includes $5.5 million of insurance proceeds received and are recorded as part of "Other operating income, net" in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Year ended December 31, 2024	Greens Creek	Lucky Friday	Keno Hill	Casa Berardi	Total Reportable Segments	Other	Total

Metal sales	$421,574	$203,154	$74,962	$209,679	$909,369	$—	$909,369
Environmental remediation services	—	—	—	—	—	20,556	20,556
Intersegment sales	—	—	3,834	—	3,834	—	3,834
Reconciliation of sales	421,574	203,154	78,796	209,679	913,203	20,556	933,759
Elimination of intersegment sales	—	—	(3,834)	—	(3,834)	—	(3,834)
Total consolidated sales							929,925
Cost of sales and other direct production costs
Salaries, wages and other benefits	69,990	52,879	29,658	49,345	201,872	206	202,078
Contractors	6,135	14,154	22,960	23,982	67,231	19,696	86,927
Materials and consumables	93,223	39,957	28,648	55,867	217,695	625	218,320
Product inventory change	5,858	(2,628)	(8,902)	(3,269)	(8,941)	—	(8,941)
Other direct production costs	39,471	1,281	13,216	24,854	78,822	—	78,822
Transfer to ramp-up and suspension costs(a)	—	(2,207)	(26,754)	—	(28,961)	—	(28,961)
Depreciation, depletion and amortization	53,450	41,049	16,136	72,835	183,470	—	183,470
Gross profit (loss)	$153,447	$58,669	$—	$(13,935)	$198,181	$29	$198,210
Other operating expenses (b)							91,934
Income from operations							106,276

Other Expense:
Interest expense							(49,834)
Fair value adjustments, net							(2,204)
Foreign exchange gain, net							7,552
Other income							4,426
Income before income and mining taxes							$66,216

Capital additions	$47,795	$49,592	$54,869	$60,704	$212,960	$1,532	$214,492
Identifiable assets	564,334	587,945	413,982	687,080	2,253,341	727,719	2,981,060

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

During 2024, the Company wrote down $14.6 million of property, plant and mine development which had no salvage value. Of this amount, $13.9 million is included in Lucky Friday's income from operations and is related to the remote vein miner machine for which (i) we no longer had a use following the success of the Underhand Closed Bench mining method, (ii) we had been unsuccessful in locating a buyer, and (iii) the vendor advised us during the period that it would discontinue support for the program. The write down is recorded as part of "Write down of Property, Plant and Mine Development" in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Year ended December 31, 2023	Greens Creek	Lucky Friday	Keno Hill	Casa Berardi	Total Reportable Segments	Other	Total

Metal sales	$384,504	$116,284	$35,518	$177,678	$713,984	$960	$714,944
Environmental remediation services	—	—	—	—	—	5,283	5,283
Intersegment sales	—	—	—	—	—	—	—
Reconciliation of sales	384,504	116,284	35,518	177,678	713,984	6,243	720,227
Elimination of intersegment sales							—
Total consolidated sales							720,227
Cost of sales and other direct production costs
Salaries, wages and employee benefits	68,183	43,142	21,569	51,201	184,095	3,029	187,124
Contractors	5,917	8,681	10,472	31,912	56,982	1,125	58,107
Materials and consumables	89,850	27,030	18,018	48,130	183,028	1,606	184,634
Product inventory change	4,266	8,014	(1,163)	2,913	14,030	269	14,299
Other direct production costs	37,684	(1,460)	12,138	23,376	71,738	1,207	72,945
Transfer to ramp-up and suspension costs(a)	—	(25,548)	(29,793)	(2,228)	(57,569)	(1,036)	(58,605)
Depreciation, depletion and amortization	53,995	24,325	4,277	66,037	148,634	140	148,774
Gross profit (loss)	$124,609	$32,100	$—	$(43,663)	$113,046	$(97)	$112,949
Other operating expenses (b)							157,623
Loss from operations							(44,674)

Other Expense:
Interest expense							(43,319)
Fair value adjustments, net							2,925
Foreign exchange loss, net							(3,810)
Other income							5,883
Loss before income and mining taxes							$(82,995)

Capital additions	$43,542	$65,337	$44,672	$70,056	$223,607	$280	$223,887
Identifiable assets	569,369	578,110	362,986	683,035	2,193,500	817,604	3,011,104

(a) Total cost of sales in excess of sales value are transferred to ramp-up and suspension costs.

(b) Other operating expense items include general and administrative, exploration and pre-development, ramp-up and suspension costs, provision for closed operations and environmental matters, write-down of property, plant and equipment and other operating (income) expense, net.

The following are our long-lived assets by geographic area as of December 31, 2025 and 2024 (in thousands):

	2025	2024
United States	$1,714,956	$1,684,890
Canada	1,118,271	1,001,612
Mexico	7,600	7,617
Total long-lived assets	$2,840,827	$2,694,119

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

The amount of consideration we receive for our concentrate sales is variable and fluctuates due to changes in metals prices between the time of shipment and final settlement with the customer. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement with the customer. Also, it is unlikely a significant reversal of revenue for any one concentrate parcel will occur. As such, we use the expected value method to price the parcels until the final settlement date occurs, at which time the final transaction price is known. At December 31, 2025, metals contained in concentrate sales and exposed to future price changes totaled 3.5 million ounces of silver, 2,272 ounces of gold, 14,028 tons of zinc, and 8,322 tons of lead. However, as discussed in Note 10, we seek to mitigate the risk of price adjustments by using financially-settled forward contracts and commodity price collars for some of our sales.

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

Sales of metal concentrates and metal products are made principally to custom smelters, third-party processors and metal traders. The percentage of metal sales contributed by each segment is reflected in the following table:

	Year Ended December 31,
	2025	2024	2023
Greens Creek	44.3%	46.4%	53.7%
Lucky Friday	22.1%	22.3%	16.3%
Keno Hill	10.5%	8.2%	5.0%
Casa Berardi	23.1%	23.1%	24.9%
Other	—	—	0.1%
	100%	100%	100%

Total sales for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Silver	$689,406	$413,980	$302,284
Gold	484,090	318,256	274,613
Lead	91,272	87,223	72,726
Zinc	131,954	130,767	116,230
Copper	3,194	416	—
Less: Smelter and refining charges	(16,015)	(41,273)	(50,909)
Total metal sales	1,383,901	909,369	714,944
Environmental remediation services	39,118	20,556	5,283
Total sales	$1,423,019	$929,925	$720,227

The following is metal sales information by geographic area based on the location of smelters and metal traders (for concentrate shipments) and the location of parent companies (for doré sales to metal traders) for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
United States	$60,679	$41,079	$36,307
Canada	647,064	457,423	375,092
Japan	56,233	44,561	52,744
Korea	611,284	181,372	127,590
China	29,804	183,644	103,534
Others	8,458	—	—
Total, excluding gains/losses on derivative contracts	$1,413,522	$908,079	$695,267

Metal sales by significant product type for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Doré and metals from doré - Greens Creek, Casa Berardi	$354,187	$238,124	$211,321
Carbon - Casa Berardi	12,878	7,670	4,333
Silver concentrate - Greens Creek, Lucky Friday, Keno Hill	870,489	493,584	356,941
Zinc concentrate - Greens Creek, Lucky Friday, Keno Hill	138,068	111,101	80,274
Precious metals concentrate - Greens Creek	37,900	57,600	42,398
Total, excluding gains/losses on forward contracts	$1,413,522	$908,079	$695,267

Metal sales for 2025, 2024 and 2023 included net losses of $29.6 million and net gains of $1.3 million and $19.7 million, respectively, on derivative contracts for silver, gold, lead and zinc contained in our sales. See Note 10 for more information.

Metal sales from continuing operations to significant metals customers as a percentage of total sales were as follows for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Customer A - Greens Creek, Lucky Friday	24.5%	28.1%	11.8%
Customer B - Greens Creek, Keno Hill	23.4%	18.5%	15.5%
Customer C - Greens Creek, Casa Berardi	13.9%	—	—
Customer D - Greens Creek, Casa Berardi	10.4%	—	—
Customer E - Greens Creek, Keno Hill	10.0%	15.9%	9.5%

Our trade accounts receivable balance related to contracts with customers was $170.2 million, $31.5 million and $19.4 million at December 31, 2025, 2024 and 2023, respectively, and included no allowance for credit losses. Trade accounts receivable balances with significant metals customers as of December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Customer A	48.7%	46.1%	22.2%
Customer B	41.3%	16.8%	3.3%
Customer E	5.2%	28.2%	—
Customer H	4.4%	—	—
Customer G	0.4%	7.2%	24.2%
Customer K	—	—	34.8%

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

Our environmental services remediation revenue is all generated by our ERDC subsidiary and all from one customer CIRNAC. Annually, ERDC and CIRNAC agree to detailed work plans ("DWP") covering the planned activities from April 1 to March 31, the Canadian government's fiscal year. All DWPs are a separate performance obligation, which are satisfied over time as the services are performed and CIRNAC approves the work performed. Payment terms are 30 days after receipt of an invoice by CIRNAC. CIRNAC has the ability to cancel the contract with or without cause by providing written notice to the Company. ERDC is owed for work performed as of the date of cancellation. As at December 31, 2025, 2024 and 2023, CIRNAC owed us $8.2 million, $8.8 million and $3.6 million, which is included as part of "Other Accounts Receivable" on our consolidated balance sheet.

We do not incur significant costs to obtain contracts, nor costs to fulfill contracts which are not addressed by other accounting standards. Therefore, we have not recognized an asset for such costs as of December 31, 2025 and 2024.

Note 5: Environmental and Reclamation Activities

The liabilities accrued for our reclamation and closure costs at December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Operating properties:
Greens Creek	$51,634	$38,737
Lucky Friday	14,914	10,982
Keno Hill	3,733	3,500
Casa Berardi	75,986	17,005
Non-operating properties:
Nevada	35,885	33,700
Troy mine	3,007	3,385
Johnny M	9,703	10,148
All other sites	7,404	7,453
Total	202,266	124,910
Reclamation and closure costs, current	(13,795)	(13,748)
Reclamation and closure costs, non-current	$188,471	$111,162

The activity in our accrued reclamation and closure cost liability for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

Balance at January 1, 2023	116,999
Accruals for estimated costs and revisions due to changes in reclamation plans	2,923
Accretion expense	7,740
Payment of reclamation obligations	(7,205)
Balance at December 31, 2023	120,457
Accruals for estimated costs and revisions due to changes in reclamation plans	7,144
Accretion expense	5,806
Payment of reclamation obligations	(8,497)
Balance at December 31, 2024	124,910
Accruals for estimated costs and revisions due to changes in reclamation plans	75,449
Accretion expense	7,331
Payment of reclamation obligations	(5,424)
Balance at December 31, 2025	$202,266

Asset Retirement Obligations

Below is a reconciliation as of December 31, 2025 and 2024 (in thousands) of the asset retirement obligations (“ARO”) which are included in our total accrued reclamation and closure costs of $202.3 million and $124.9 million, respectively, discussed above. The estimated reclamation and closure costs were discounted using credit adjusted, risk-free interest rates ranging from 5.75% to 14.5% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

	2025	2024
Balance January 1	$105,432	$99,067
Changes in obligations due to changes in reclamation plans	71,504	5,226
Accretion expense	7,331	5,806
Payment of asset retirement obligations	(662)	(4,667)
Balance at December 31	$183,605	$105,432

Payments for reclamation obligations were incurred at Lucky Friday and Greens Creek, and at our former operating mines San Sebastian, Troy and Johnny M.

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

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2025, and the funded status as of December 31, 2025 and 2024 (in thousands):

	Pension Benefits
	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$168,004	$149,426
Service cost	4,270	3,659
Interest cost	8,377	8,302
Change due to mortality change	266	2,430
Change due to discount rate change	(3,739)	10,819
Actuarial return	249	1,714
Benefits paid	(9,237)	(8,346)
Benefit obligation at end of year	168,190	168,004
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	184,334	176,958
Actual return on plan assets	31,372	15,722
SERP assets to non-current investments	(39,641)	—
Benefits paid	(7,961)	(8,346)
Fair value of plan assets at end of year	168,104	184,334
Funded status at end of year	$(86)	$16,330

The assets of the SERP are recorded in investments in the consolidated balance sheet as these are held in a Rabbi Trust and not classified as Plan Assets. An out-of-period correction was made to reclassify the SERP assets to non-current investments.

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2025 and 2024 (in thousands):

	Pension Benefits
	2025	2024
Non-current assets:
Accrued benefit asset	$22,369	$19,879
Pension liability
Accrued current benefit liability	—	(1,556)
Accrued benefit liability	(22,455)	(1,993)
Accumulated other comprehensive loss	3,870	19,489
Net amount recognized	$3,784	$35,819

The benefit obligation and prepaid benefit costs were calculated by applying the following weighted average assumptions:

	Pension Benefits
	2025		2024
Discount rate: net periodic pension cost	5.35%		5.14%
Discount rate: projected benefit obligation	5.35%		5.14%
Expected rate of return on plan assets	7.25%		7.25%
Rate of compensation increase: net periodic pension cost	3.5%	(1)	3%
Rate of compensation increase: projected benefit obligation	3.5%	(1)	3%

(1)
3.5% for 2025 and 2026, 3% per year thereafter.

The above assumptions were calculated based on information as of December 31, 2025 and 2024, the measurement dates for the plans. The discount rate is based on the yield curve for investment-grade corporate bonds as published by the U.S. Treasury Department. The expected rate of return on plan assets is based upon consideration of the plan’s current asset mix, historical long-term return rates and the plan’s historical performance. Our current assumption for the rate on plan assets is 7.25%. The vested benefit obligation is determined based on the actuarial present value of benefits to which employees are currently entitled, based on employees' expected date of separation or retirement.

Net periodic pension cost for the plans consisted of the following in 2025, 2024, and 2023 (in thousands):

	Pension Benefits
	2025	2024	2023
Service cost	$4,270	$3,659	$3,794
Interest cost	8,377	8,302	7,974
Expected return on plan assets	(10,187)	(12,544)	(12,428)
Amortization of prior service cost	82	265	500
Amortization of net loss (gain)	2,030	61	(188)
Net periodic pension (benefit) cost	$4,572	$(257)	$(348)

The service cost component of net periodic pension cost is included in the same line items of our consolidated financial statements as other employee compensation costs. The net cost (benefit) of $0.3 million, ($3.9) million and ($4.1) million for 2025, 2024 and 2023, respectively, related to all other components of net periodic pension cost is included in other income on our consolidated statements of operations and comprehensive income (loss).

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

Accounting guidance has established a hierarchy of assets measured at fair value on a recurring basis. The three levels included in the hierarchy are:

Level 1: quoted prices in active markets for identical assets or liabilities

Level 2: significant other observable inputs

Level 3: significant unobservable inputs

The fair values by asset category in each pension plan, along with their hierarchy levels, are as follows as of December 31, 2025 (in thousands):

	Hecla plan				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments measured at fair value
Interest-bearing cash	$568	$—	$—	$568	$156	$—	$—	$156
Common stock	7	—	—	7	—	—	—	—
Mutual funds	78,805	—	—	78,805	18,574	—	—	18,574
Total investments in the fair value hierarchy	79,380	—	—	79,380	18,730	—	—	18,730
Investments measured at net asset value
Real estate funds	—	—	—	18,585	—	—	4,348	4,348
Common collective funds	—	—	—	38,356	—	5,270	3,435	8,705
Total investments measured at net asset value	—	—	—	56,941	—	5,270	7,783	13,053
Total fair value	$79,380	$—	$—	$136,321	$18,730	$5,270	$7,783	$31,783

The fair values by asset category in each defined benefit pension plan, along with their hierarchy levels, were as follows as of December 31, 2024 (in thousands):

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

Common stock investments included investments in Hecla common stock as of December 31, 2025 of $18.5 million (2024: $18.9 million) for the Hecla Plan and $3.0 million (2024: $2.9 million) for the Lucky Friday retirement plan.

Generally, investments are valued based on information provided by fund managers to each plan's trustee as reviewed by management and its investment advisers. Mutual funds and equities are valued based on available exchange data. Commingled equity funds consist of publicly-traded investments.

Fair value for real estate funds, hedge funds and common collective equity funds is measured using the net asset value per share (or its equivalent) practical expedient (“NAV”), and has not been categorized in the fair value hierarchy. There are no unfunded commitments related to these investments. There are no restrictions on redemptions of these funds as of December 31, 2025, except as limited by the redemption terms discussed below. The following summarizes information on the asset classes measured using NAV:

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

The following are estimates of future benefit payments, which reflect expected future service as appropriate, related to our pension plans (in thousands):

Year Ending December 31,	Pension Plans
2026	$10,273
2027	10,275
2028	10,549
2029	10,713
2030	10,996
Years 2031-2035	55,143

The last time we made a contribution to the plans was during 2023 in the form of $0.2 million in shares of our common stock contributed to the Hecla Plan, respectively. We do not expect to be required to contribute to our defined benefit plans in 2026, but we may choose to do so.

The following table indicates whether our pension plans had accumulated benefit obligations (“ABO”) in excess of plan assets, or plan assets exceeded ABO. In 2025, one of our plans had ABOs in excess of plan assets. During 2024 two of our plans had plan assets in excess of the ABO and one did not (in thousands).

	2025	2025	2024	2024
	Plan Assets Exceed ABO	ABO Exceed Plan Assets	Plan Assets Exceed ABO	ABO Exceed Plan Assets
Projected benefit obligation	$145,736	$22,454	$48,251	$119,753
Accumulated benefit obligation	142,230	21,834	47,262	116,148
Fair value of plan assets	168,104	—	66,573	117,761

For the pension plans, the following amounts are included in “Accumulated other comprehensive income, net” on our balance sheet as of December 31, 2025, that have not yet been recognized as components of net periodic benefit cost (in thousands):

Pension Benefits
Unamortized net loss	$3,647
Unamortized prior service cost	223

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

Capital Accumulation Plans

Our Capital Accumulation Plan ("401(k) plan") is available to all U.S. salaried and certain hourly employees upon employment. We make a matching contribution in the form of cash or stock of 100% of an employee’s contribution up to 6% of eligible earnings. Our matching contributions, all in Hecla common stock, were $5.1 million, $4.8 million and $4.6 million in 2025, 2024 and 2023, respectively.

We also maintain a 401(k) plan that is available to all hourly employees at Lucky Friday upon employment. When an employee meets eligibility requirements we make a matching cash contribution of 100% of the employee’s contribution up to, but not exceeding, 6% of the employee’s eligible earnings. Our matching contributions were $1.9 million, $1.6 million and $1.3 million in 2025, 2024 and 2023, respectively.

Note 7: Income and Mining Taxes

Major components of our income and mining tax (provision) benefit for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	2025	2024	2023

Current:
United States	$—	$—	$—
State income and state mining taxes	(17,469)	(6,758)	(3,846)
Canada	—	—	—
Canada - provincial mining taxes	(9,531)	(3,968)	(3,322)
Total current income and mining tax (provision) benefit	(27,000)	(10,726)	(7,168)
Deferred:
United States	(75,599)	(24,771)	(13,929)
State and state mining taxes	(17,242)	(5,664)	(3,129)
Canada	(15,720)	3,715	9,418
Canada - provincial mining taxes	(21,906)	7,032	13,586
Total deferred income and mining tax (provision) benefit	(130,467)	(19,688)	5,946
Total income and mining tax (provision) benefit	$(157,467)	$(30,414)	$(1,222)

Domestic and foreign components of income (loss) before income and mining taxes for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	2025	2024	2023

United States	$340,021	$121,273	$43,745
Canada	141,327	(52,568)	(122,637)
Mexico	(2,169)	(2,489)	(4,103)
Total	$479,179	$66,216	$(82,995)

The Company paid the following income and mining tax payments net of refunds for the years ended December 31, 2025, 2024 and 2023(in thousands):

	2025	2024	2023

United States	$—	$—	$—
Alaska	6,213	3,926	3,197
Idaho	263	9	247
Canada	—	27	—
Quebec	2,259	2,747	5,463
Other	—	3	3
Total	$8,735	$6,712	$8,910

The annual tax (provision) benefit is different from the amount that would be provided by applying the United States statutory federal income tax rate to our pretax income (loss). The reasons for the difference for the years ended December 31, 2025, 2024 and 2023 are (in thousands):

	2025		2024		2023

Income and mining tax (provision) / benefit at statutory rate	$(100,628)	21%	$(13,905)	21%	$17,429	21%

State and local income tax, net of federal (national) income tax effect
State taxes, net of federal tax benefit (a)	(18,182)	4	(6,058)	9	(3,135)	(4)
US Mining and other taxes (b)	(16,884)	4	(6,611)	10	(3,867)	(5)
Foreign tax effects
Canada
Canada - Rate differential on foreign earnings	8,480	(2)	(3,154)	5	(7,887)	(9)
Canada - Currency remeasurement	(1,178)	—	1,623	(2)	(2,471)	(3)
Canada - Mining taxes	(24,927)	5	(757)	1	3,736	5
Canada - Provincial taxes	(12,480)	3	6,965	(11)	13,144	16
Canada - Other	5,013	(1)	1,806	(3)	790	1
Canada - Change in valuation allowance	4,437	(1)	(7,000)	11	(6,731)	(8)
Provincial - Change in valuation allowance	3,495	(1)	(5,598)	8	(4,764)	(6)
Provincial - Currency remeasurement	(319)	—	1,856	(3)	(1,888)	(2)
Mexico
Rate differential on foreign earnings	195	—	224	—	369	1
Currency remeasurement	1,543	—	(2,297)	3	283	—
Change in valuation allowance	(2,179)	1	1,617	(2)	(3,098)	(4)
Other	(15)	—	(67)	—	1,584	2
Effect of Cross-Border Tax Laws
Global intangible low-taxed income	(12,202)	3	—	—	—	—
Subpart F	(6,368)	1	—	—	—	—
Change in valuation allowance	(3,875)	1	(3,387)	5	(5,712)	(7)
Nontaxable or nondeductible items
Percentage depletion	23,571	(5)	9,896	(15)	4,205	5
Transfer Pricing Allocation	(1,795)	—	(755)	1	—	—
Compensation	(838)	—	(2,588)	4	(1,536)	(2)
Other	(2,331)	1	(2,224)	3	(1,673)	(2)
Total (provision) benefit	$(157,467)	33%	$(30,414)	46%	$(1,222)	(1)%

(a) State taxes in Alaska made up the majority (greater than 50 percent) of the tax effect in this category.
(b) Mining taxes for Alaska Mine License Tax made up the majority (greater than 50 percent) of the tax effect in this category.

At December 31, 2025 and 2024, the net deferred tax liability was $246.4 million and $110.3 million, respectively. The individual components of our net deferred tax assets and liabilities are reflected in the table below (in thousands).

	December 31,
	2025	2024

Deferred tax assets:
Accrued reclamation costs	$62,340	$34,538
Deferred exploration	21,691	21,591
Foreign net operating losses	55,637	50,763
Domestic net operating losses	126,185	191,583
Foreign exchange loss	21,348	29,292
Foreign tax credit carryforward	516	1,576
Miscellaneous	43,301	38,443
Total deferred tax assets	331,018	367,786
Valuation allowance	(111,426)	(115,105)
Total deferred tax assets	219,592	252,681
Deferred tax liabilities:
Miscellaneous	(17,950)	(8,648)
Properties, plants and equipment	(448,067)	(354,299)
Total deferred tax liabilities	(466,017)	(362,947)
Net deferred tax liability	$(246,425)	$(110,266)

We evaluated the positive and negative evidence available to determine the amount of valuation allowance required on our deferred tax assets. At December 31, 2025, the balance of our valuation allowances was $111.4 million compared to $115.1 million at December 31, 2024. We retained a balance of valuation allowance on Hecla US operations at December 31, 2025 of $0.5 million for state loss carryforwards and foreign tax credits. In the Nevada U.S. Group, the scheduling of reversing deferred tax assets and liabilities determined that existing tax loss carryforwards subject to the limitation of eighty percent reduction of taxable income may be limited in the future. A valuation allowance is recorded for $44.1 million. Due to cessation of operations in Mexico at the end of 2020, we are uncertain when a source of taxable income will be available in that jurisdiction. Therefore, a valuation allowance of $13.7 million was retained on deferred tax assets in Mexico. As of December 31, 2025, a $53.0 million valuation allowance is recorded for Canadian jurisdictions, primarily related to the Alexco acquisition in 2022. The changes in the valuation allowance for the years ended December 31, 2025, 2024 and 2023, are as follows (in thousands):

	2025	2024	2023
Balance at beginning of year	$(115,105)	$(100,910)	$(72,856)
Valuation allowance on deferred tax assets acquired with the ATAC (2023) and Alexco (2022) acquisitions	—	—	(8,077)
Decrease (increase) related to non-recognition of deferred tax assets due to uncertainty of recovery and increase related to non-utilization of net operating loss carryforwards	(7,113)	(16,965)	(21,114)
Decrease related to either or a combination of (i) utilization, (ii) release due to future benefit, and (iii) expiration of deferred tax assets as applicable	10,792	2,770	1,137
Balance at end of year	$(111,426)	$(115,105)	$(100,910)

The Company has permanently reinvested its Canadian and Mexican’s undistributed earnings to support ongoing mining activities and continued project development. Accordingly, no deferred tax liability has been recorded for foreign withholding taxes, U.S. Federal and State income taxes. As of December 31, 2025, the Company does not have any foreign undistributed earnings.

As of December 31, 2025, for U.S. income tax purposes, we have federal and state net operating loss carryforwards of $577.2 million and $67.4 million, respectively. U.S. net operating loss carryforwards for periods arising before January 1, 2018 have a 20-year expiration period, the earliest of which could expire in 2031. U.S. net operating loss carryforwards of $493.8 million arising in 2018 and future periods have an indefinite carryforward period. We have foreign and provincial net operating loss carryforwards of $199.2 million, which expire between 2031 and 2044. Our utilization of U.S. net operating loss carryforwards may be subject to annual limitations if there is a change in control as defined under Internal Revenue Code Section 382. As of December 31, 2025, no change in control has occurred in the Hecla U.S. group. Net operating losses acquired with the Nevada U.S. Group are subject to limitation under

Internal Revenue Code Section 382. However, the annual limitation is not expected to have a material impact on our ability to utilize the losses.

We have Internal Revenue Code Section 163(j) interest expense limitation carryforwards in the Nevada U.S. Group of $34.4 million as of December 31, 2025. The carryforward results in a future tax benefit of $7.2 million and has an indefinite carryforward period. There are no 163(j) interest limitations in the Hecla US group as of December 31, 2025.

We have excessive interest and financing expense limitation ("EIFEL") carryforwards of $22.7 million in Alexco Group as of December 31, 2025. The carryforward results in a future tax benefit of $6.1 million and has an indefinite carryforward period.

As of December 31, 2025, we have foreign tax credit carryforwards of $0.5 million. The carryforward period for foreign tax credits is 10 years. Our foreign tax credits will expire in 2026.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2002, nor subject to examinations by foreign tax authorities for years prior to 2018. We are currently under examination in certain local Canadian tax jurisdictions. However, we do not anticipate any material adjustments.

We had no unrecognized tax benefits as of December 31, 2025 or 2024. Due to the net operating loss carryover provision, coupled with the lack of any unrecognized tax benefits, we have not provided for any interest or penalties associated with any unrecognized tax benefits. If interest and penalties were to be assessed, our policy is to charge interest to interest expense, and penalties to other operating expense. It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next 12 months.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA permanently extends multiple tax provisions of the 2017 Tax Cuts and Jobs Act, as well as repeals, modifies and introduces various other tax provisions including, but not limited to federal bonus depreciation and current deductions for domestic research and development expenditures. We have elected bonus depreciation for the year-ended 2025 and do not anticipate that the other items in the OBBBA will have a material impact on the Company's consolidated financial statements. We continue to evaluate the impact the OBBBA may have on the Company as the legislation has various future effective dates.

Pillar Two is a global tax framework that establishes a 15% minimum effective tax rate and was developed by the Organization for Economic Co-operation and Development (“OECD”). In 2024, Canada enacted its Global Minimum Tax Act (“GMTA”) which implements Pillar Two. Due to the Company’s worldwide projected revenue for the year ended 2025 we anticipate we will fall within the scope of Pillar Two rules beginning on January 1, 2026. The Company primarily operates in jurisdictions with a tax rate exceeding 15% and does not anticipate a material impact on its financial statements. The Company will continue to monitor developments and evaluate the potential impact of Pillar Two in future periods.

Note 8: Income (Loss) per Common Share

We calculate basic income (loss) per share using, as the denominator, the weighted average number of common shares outstanding during the period. Diluted income (loss) per share uses, as its denominator, the weighted average number of common shares outstanding during the period plus the effect of potential dilutive common shares during the period using the treasury stock method for options, warrants, performance based and restricted stock units, and if-converted method for convertible preferred shares.

Potential dilutive common shares include outstanding unvested restricted stock unit awards, deferred restricted stock units, performance based units, warrants and convertible preferred stock (collectively referred to as dilutive units) for periods in which we have reported net income. The 2024 dilutive units exclude the impact of 2,068,000 warrants exercisable at $8.02 per warrant, due to their anti-dilutive impact. For periods in which we reported net losses, potential dilutive units are excluded, as their conversion and exercise would not reduce earnings per share. Under the if-converted method, preferred shares would not dilute earnings per share in any of the periods presented.

The following table represents net income (loss) per common share – basic and diluted (in thousands, except income (loss) per share):

	Year ended December 31,
	2025	2024	2023

Numerator
Net income (loss)	$321,712	$35,802	$(84,217)
Preferred stock dividends	(552)	(552)	(552)
Net income (loss) applicable to common stockholders	$321,160	$35,250	$(84,769)

Denominator
Basic weighted average common shares	651,965	620,848	605,668
Dilutive units	3,803	1,687	—
Diluted weighted average common shares	655,768	622,535	605,668

Basic income (loss) per common share	$0.49	$0.06	$(0.14)
Diluted income (loss) per common share	$0.49	$0.06	$(0.14)

For the year ended December 31, 2023, 3,616,006 outstanding dilutive units were excluded from the computation of diluted loss per share, as our reported net loss would cause their conversion and exercise to have no effect on the calculation of loss per share.

Note 9: Debt, Credit Facility and Leases

Debt Summary

Our debt as of December 31, 2025 and 2024 consisted of our outstanding 7.25% Senior Notes due February 15, 2028 (“Senior Notes”) and any drawn amounts on our $225 million Credit Agreement. At December 31, 2024, our debt also included our Investissement Quebec Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”). These debt arrangements are discussed further below. The following tables summarize our current and long-term debt balances, including principal amounts outstanding under the Credit Agreement, as of December 31, 2025 and 2024 (in thousands):

December 31, 2025
Senior Notes
Principal	$263,000
Unamortized discount and issuance costs	(1,053)
Long-term debt	261,947

	December 31, 2024
	Senior Notes	IQ Notes	Credit Agreement	Total
Principal	$475,000	$33,525	$23,000	$531,525
Unamortized discount/premium and issuance costs	(2,816)	92		(2,724)
Total debt	$472,184	$33,617	$23,000	$528,801
Less: current debt	—	(33,617)	—	(33,617)
Long-term debt	$472,184	$—	$23,000	$495,184

The following table summarizes the scheduled annual future payments, including interest, for the Senior Notes as of December 31, 2025 (in thousands).

Senior Notes
2026	$19,068
2027	19,068
2028	265,403
Total	$303,539

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

The Senior Notes were recorded net of a 1.16% initial purchaser discount totaling $5.5 million. The Senior Notes bear interest at a rate of 7.25% per year from the date of issuance or from the most recent payment date on which interest has been paid or provided for. Interest on the Senior Notes is payable on February 15 and August 15 of each year, commencing August 15, 2020. During 2025, 2024 and 2023, interest expense on the statement of operations and comprehensive income (loss) related to the Senior Notes and amortization of the initial purchaser discount and fees related to the issuance of the Senior Notes totaled $34.6 million, $35.4 million and $34.4 million, respectively.

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

Since February 15, 2023, the Senior Notes are redeemable in whole or in part, on the redemption dates specified in the Indenture, at the following redemption prices (expressed as a percentage of the principal amount) plus accrued interest, if any, to the redemption date: (i) 105.438% for the twelve-month period beginning after February 15, 2023, (ii) 103.625% for the twelve-month period beginning after February 15, 2024, (iii) 101.813% for the twelve-month period beginning after February 15, 2025, and (iv) 100.0% after February 15, 2026. Since February 15, 2023, we may redeem up to 35% of the Senior Notes with the net cash proceeds of certain equity offerings. During 2025, we redeemed $212 million of our Senior Notes for a total payment of $216.0 million, including $3.8 million as a call premium and $0.2 million of interest. The partial redemption of the Senior Notes resulted in a loss on extinguishment of $4.9 million, of which $3.8 million related to the call premium and $1.1 million related to the pro-rata expensing of deferred debt issuance costs, which was recorded as part of interest expense on the statement of operations and comprehensive income (loss).

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

IQ Notes

On July 9, 2020, we entered into a note purchase agreement pursuant to which we issued CAD$50 million (USD$36.8 million at the time of the transaction) in aggregate principal amount of our IQ Notes to Investissement Québec, a financing arm of the Québec government. The IQ Notes were issued at a premium of 103.65%, or CAD$1.8 million, implying an effective annual yield of 5.74% and an aggregate principal amount to be repaid of CAD$48.2 million. The IQ Notes bore interest on amounts outstanding at a rate of 6.515% per year, payable on January 9 and July 9 of each year, commencing January 9, 2021.

On July 9, 2025, we repaid the IQ Notes, for a total payment of $34.7 million, including interest of $1.1 million and net of hedging. During 2025, 2024 and 2023, interest expense related to the IQ Notes, including premium and origination fees, totaled $1.1 million, $2.2 million and $2.3 million, respectively.

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

As of December 31, 2025, $6.7 million (2024: $6.2 million) was used for letters of credit, and no amount (2024: $23.0 million) was drawn on the facility leaving $218.3 million available for borrowing.

We believe we were in compliance with all covenants under the Credit Agreement as of December 31, 2025.

Finance Leases

We have entered into various lease agreements, primarily for equipment at our operations, which we have determined to be finance leases. At December 31, 2025, the total liability associated with the finance leases, including certain purchase option amounts, was $13.9 million (2024: $21.9 million), with $7.2 million (2024: $8.2 million) of the liability classified as current and $6.7 million (2024: $13.7 million) classified as non-current. The assets related to these leases are recorded in properties, plants, equipment and mine development, net, on our consolidated balance sheets and totaled $7.4 million as of December 31, 2025 (2024: $14.0 million), net of accumulated depreciation. Expense during 2025, 2024 and 2023 related to finance leases included $7.2 million, $7.9 million and $12.6 million, respectively, for amortization of the related assets, and $0.8 million, $0.9 million and $0.9 million, respectively, for interest expense. The total obligation for future minimum finance lease payments was $14.9 million as of December 31, 2025, with $1.1 million attributed to interest. Our finance leases as of December 31, 2025 had a weighted average remaining term of 1.8 years (2024: 1.7 years) and a weighted average discount rate of 8.3% (2024: 9.7%).

At December 31, 2025, the annual maturities of finance lease commitments, including interest, were (in thousands):

Twelve-month period ending December 31,
2026	$7,786
2027	4,253
2028	1,154
2029	1,154
2030	577
Total	14,924
Less: effect of interest	(1,071)
Net finance lease obligation	$13,853

Operating Leases

We have entered into various lease agreements, primarily for equipment, buildings and other facilities, and land at our operations and corporate offices, which we have determined to be operating leases. Some of the operating leases allow for extension of the lease beyond the current term at our option. We have considered the likelihood and estimated duration of the extension options in determining the lease term for measurement of the liability and right-of-use asset. For our operating leases as of December 31, 2025, we have assumed a weighted average discount rate of 5.5% (2024: 5.7%). As of December 31, 2025, the total liability balance associated with the operating leases was $9.3 million (2024: $8.0 million), with $1.1 million (2024: $0.9 million) of the liability classified as current as part of Other Current Liabilities and the remaining $8.2 million (2024: $7.1 million) classified as non-current as part of Other Non-Current Liabilities on our balance sheet. The right-of-use assets for our operating leases are recorded as a non-current asset on our consolidated balance sheets and totaled $8.9 million and $7.5 million as of December 31, 2025 and 2024, respectively. During 2025, 2024 and 2023, operating lease expense, and cash paid for operating leases included in net cash provided by operating activities, totaled $3.8 million, $3.8 million and $3.1 million, respectively. The weighted-average remaining lease term for our operating leases as of December 31, 2025 was 6.1 years (2024: 7.3 years).

At December 31, 2025, the annual maturities of undiscounted operating lease payments, including assumed extensions beyond the current lease terms, were (in thousands):

Twelve-month period ending December 31,
2026	$1,501
2027	1,485
2028	1,489
2029	1,494
2030	1,127
More than 5 years	5,060
Total	12,156
Less: effect of discounting	(2,862)
Operating lease liability	$9,294

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

Foreign Currency

Our wholly-owned subsidiaries owning our Casa Berardi and Keno Hill operations are USD-functional entities which routinely incur expenses denominated in CAD. Such expenses expose us to exchange rate fluctuations between the USD and CAD. We have a program to manage our exposure to fluctuations in the USD exchange rate for these subsidiaries' future operating and capital costs denominated in CAD. The program related to forecasted cash operating costs at Casa Berardi and Keno Hill utilizes forward contracts to buy CAD, some of which are designated as cash flow hedges. As of December 31, 2025, we have a total of 216 forward contracts outstanding to buy a total of CAD $140.8 million having a notional amount of USD$103.1 million with CAD-to-USD exchange rates ranging between 1.3148 and 1.4202, with the following exposures for 2026:

•
Forecasted cash operating costs at Casa Berardi of CAD $35.7 million at an average CAD-to-USD exchange rate of 1.323.
•
Forecasted cash operating costs at Keno Hill of CAD $59.5 million at an average CAD to USD exchange rate of 1.377.
•
Forecasted capital expenditures at Casa Berardi of CAD$3.5 million at an average CAD-to-USD exchange rate of 1.336.
•
Forecasted capital expenditures at Keno Hill of CAD$37.5 million at an average CAD-to-USD exchange rate of 1.390.
•
Forecasted exploration expenditures at Keno Hill of CAD$3.3 million at an average CAD-to-USD exchange rate of 1.383.
•
Forecasted Corporate costs of CAD$1.3 million at an average CAD-to-USD exchange rate of 1.354.

As of December 31, 2025 and 2024, we recorded the following balances for the fair value of the contracts (in millions):

	December 31,
Balance sheet line item:	2025	2024
Other current assets	$1.1	$—
Other non-current assets	—	—
Current derivative liabilities	(0.8)	(8.2)
Non-current derivative liabilities	—	(2.0)

Net unrealized losses of approximately $0.9 million related to the effective portion of the hedges were included in accumulated other comprehensive income (loss) as of December 31, 2025. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $0.9 million in net unrealized losses included in accumulated other comprehensive income (loss) as of December 31, 2025 will be reclassified to current earnings in the next twelve months.

For the year ended December 31, 2025, net realized losses of approximately $4.1 million (2024 and 2023: net realized losses of $3.8 million and $3.6 million, respectively), on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs. For the year ended December 31, 2025, net realized gains of approximately $4.8 million (2024: net unrealized losses of $5.7 million; 2023: net unrealized gains of $1.2 million) related to contracts not designated as hedges and no net unrealized gains or losses related to ineffectiveness of the hedges were included in fair value adjustments, net on our consolidated statements of operations and comprehensive income (loss).

Metals Prices

We currently use some combination of financially-settled forward contracts, Collars or put options to manage the exposure to:

•
changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement; and
•
changes in prices of zinc, lead, silver and gold contained in our forecasted future concentrate shipments.

The following tables summarize the quantities of metals committed under forward sales contracts at December 31, 2025 and 2024:

December 31, 2025	Pounds under contract (in 000's)		Average price per pound
	Zinc	Lead	Zinc	Lead
	(pounds)	(pounds)	(pounds)	(pounds)
Contracts on provisional sales
2025 settlements	18,850	13,117	$1.37	$1.05
Contracts on forecasted sales
2025 settlements	53,407	42,108	$1.33	$1.02
2026 settlements	23,810	—	$1.36	N/A

December 31, 2024	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2024 settlements	1,535	2	20,834	14,661	$31.46	$2,673	$1.40	$0.97
Contracts on forecasted sales
2024 settlements	—	—	59,194	47,840	N/A	N/A	$1.39	$0.99
2025 settlements	—	—	6,283	52,911	N/A	N/A	$1.41	$1.03

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

Since the first quarter of 2025, we have and continue to utilize Collars to manage our exposure to changes in the price of precious metals in both our provisional concentrate sales, forecasted Keno Hill future concentrate shipments and forecasted Casa Berardi gold sales. These Collars provide us a contractual right to receive at least the minimum price if market prices fall below the minimum price level specified in the contracts, while limiting our potential gains to the maximum price level specified in the contracts, even if market prices rise higher. This strategy helps protect us from significant price drops while still allowing for some upside potential within the minimum and maximum price range. For the year ending December 31, 2025, these collars had net losses of $51.5 million. For accounting purposes, they are not designated as hedges. The following tables summarize the quantities of metals hedged under Collars at December 31, 2025:

Settlement Period	Production Protected		Average strike price per silver ounce		Average strike price per gold ounce
	Silver (ounces)	Gold (ounces)	Minimum ($)	Maximum ($)	Minimum ($)	Maximum ($)
Contracts on provisional sales
2026 settlements	2,120	—	49.78	63.43	N/A	N/A
Contracts on forecasted sales
2026 settlements	800	4	34.29	55.70	3,000	4,840

In December 2025, we entered into financially-settled put option contracts to manage the exposure of future silver sales to potential declines in market prices of silver. These put options give us the option, but not the obligation, to realize established prices on quantities of silver to be sold in the future. Total premium paid for the put contracts was $25 million and we recorded a $10.4 million unrealized loss on the puts during the year ending December 31, 2025. The following table summarizes the quantities of metals for which we have entered into put contracts and the average exercise prices as of December 31, 2025:

Settlement Period	Production Protected	Strike price per ounce
	Silver (ounces)	($)
Contracts on forecasted sales
2026 settlements	9,672	50.00

At December 31, 2025 and 2024, we recorded the following balances for the fair value of derivative contracts held at that time (in millions):

	December 31, 2025			December 31, 2024
Balance sheet line item:	Contracts in an asset position	Contracts in a liability position	Net asset (liability)	Contracts in an asset position	Contracts in a liability position	Net asset (liability)
Other current assets	$8.6	$—	$8.6	$11.5	$—	$11.5
Other non-current assets	7.2	—	7.2	6.6	—	6.6
Current derivatives liability	—	(36.4)	(36.4)	—	—	—
Other non-current liability	—	(1.9)	(1.9)	—	—	—

Net realized and unrealized gains of approximately $0.2 million related to the effective portion of the contracts designated as hedges were included in accumulated other comprehensive loss as of December 31, 2025. Realized and unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying forecasted sales transaction is recognized. We estimate approximately $1.1 million in net realized and unrealized gains included in accumulated other comprehensive loss as of December 31, 2025 will be reclassified to current earnings in the next twelve months.

We recognized a net loss of $12.0 million, including a $13.1 million gain transferred from accumulated other comprehensive income (loss), during 2025 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales. The net gain recognized on the contracts offsets loss related to price adjustments on our provisional concentrate sales, both of which resulted from changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

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

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contract. As of December 31, 2025, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these arrangements was $43.6 million as of December 31, 2025, and includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at December 31, 2025, we could have been required to settle our obligations under the agreements at their termination value of $43.6 million.

Note 11: Fair Value Measurement

Fair value adjustments, net is comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
(Gain) loss on derivative contracts	$(39,445)	$(5,907)	$3,168
Unrealized gain (loss) on investments in equity securities	40,914	3,703	(243)
Gain on disposition or exchange of investments	10,986	—	—
Total fair value adjustments, net	$12,455	$(2,204)	$2,925

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

	Balance at December 31, 2025	Balance at December 31, 2024	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$241,558	$26,868	Level 1
Current and non-current investments:
Equity securities	107,486	33,158	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	170,230	31,515	Level 2
Derivative contracts - other current assets and other non-current assets:
Metal forward contracts	15,840	18,039	Level 2
Foreign exchange contracts	1,127	—	Level 2
Restricted cash and cash equivalents balances:
Certificates of deposit and other deposits	1,174	1,177	Level 1

Liabilities
Derivative contracts - current and non-current derivative liabilities:
Metal forward contracts	$38,273	$—	Level 2
Foreign exchange contracts	829	10,176	Level 2

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

We use some combination of financially-settled forward contracts and commodity price collars to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments that have not reached final settlement. We also use financially-settled forward contracts, commodity price collars and silver put options to manage the exposure to changes in prices of silver, gold, lead and zinc contained in our forecasted future concentrate shipments (see Note 10 for more information). The derivative instruments for silver and gold contained in our concentrate shipments have not been designated as hedges and are marked-to-market through earnings each period. The fair value of each forward contract represents the present value of the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price.

At December 31, 2025, our Senior Notes were recorded at their carrying value of $261.9 million, net of unamortized initial purchaser discount and issuance costs. The estimated fair values of our Senior Notes were $264.7 million at December 31, 2025. Quoted prices, which we consider to be Level 1 inputs, are utilized to estimate the fair value of the Senior Notes. The credit agreement, which we consider to be Level 1 in the fair value hierarchy, has a carrying and fair value of nil as no amounts were drawn at December 31, 2025. See Note 11 for more information.

Note 12: Stockholders’ Equity

Authorized Share Capital

At our annual meeting of shareholders on May 21, 2025, our stockholders approved an amendment to our restated certification of incorporation increasing the number of authorized shares of our common stock from 750,000,000 to 1,250,000,000.

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

In early February 2025, we revised our common stock dividend policy to eliminate the silver-linked component while maintaining the annual common stock dividend, however the declaration and payment of dividends remain in the sole discretion of our Board of Directors, and there can be no assurance it will declare any future dividend.

Total quarterly common stock and preferred stock dividends declared by our Board for the years ended December 31, 2025, 2024 and 2023 amounted to $10.3 million, $25.5 million and $15.7 million respectively. The common stock dividend declared by the Board in the third quarter of 2020 and each subsequent quarter with the exception of the fourth quarter of 2022 has included the silver-linked component, as the realized silver price was above the minimum thresholds applicable to each of those quarters. Prior to 2011, no dividends had been declared on our common stock since 1990.

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents in ATM offerings. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any sales of shares under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. During the year ended December 31, 2025, we sold 35,959,328 shares under the agreement for proceeds of $216.2 million, net of commissions and fees of $3.3 million, which were used to redeem $212 million of our Senior Notes. In total since September 2022 through December 31, 2025, we have sold 59,802,012 shares under the agreement for total proceeds of $348.5 million, net of commissions and fees of $5.4 million.

Common Stock Repurchase Program

In 2012, our Board approved a stock repurchase program under which we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchase program may be modified, suspended or discontinued by us at any time. As of December 31, 2025, a total of 934,100 shares have been repurchased under the program, at an average price of $3.99 per share. No shares were purchased under the program during the periods covered by these financial statements.

Preferred Stock

We have 153,956 shares (2024: 157,776 shares) of Series B Preferred Stock (“Preferred Stock”) outstanding which are listed on the New York Stock Exchange. The Preferred Stock ranks senior to our common stock with respect to dividend payments, and amounts due upon liquidation, dissolution or winding up. While the Preferred Stock remains outstanding, we cannot authorize the creation or issuance of any class or series of stock that ranks senior to the Preferred Stock with respect to dividend payments, and amounts due upon liquidation, dissolution or winding up, without the consent of 66 2/3% of the Preferred Stockholders. Preferred Stockholders are entitled to receive, when, as and if declared by our Board, an annual cash dividend of $3.50 per share of Preferred Stock, payable quarterly in arrears. Dividends are cumulative from the date of issuance, regardless of whether we have assets legally available for such payment. Total quarterly preferred stock dividends declared by our Board for the years ended December 31, 2025, 2024 and 2023 amounted to $552,000 per year, respectively. Interest is not payable on any accumulated dividends. The Preferred Stock is redeemable at our option at $50 per share of Preferred Stock, plus any unpaid dividends up to the date of redemption. The Preferred Stock has a liquidation preference of $50 per share of Preferred stock, or $7.7 million, plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution. Except in limited circumstances, the Preferred Stockholders have no voting rights. Each share of Preferred Stock is convertible, in whole or in part, at the holder’s option into our common stock at a conversion price of $15.55 per common stock. During 2025, 3,541 shares of Preferred Stock were converted into 11,385 shares of our common stock.

Stock Award Plans

We use stock-based compensation plans to aid us in attracting, retaining and motivating our employees, as well as to provide incentives more directly linked to increases in stockholder value. These plans provide for the grant of options to purchase shares of our common stock, the issuance of restricted stock units, performance-based shares and other equity-based awards.

Stock-based compensation expense amounts for restricted stock units, performance based grants and common stock grants (collectively "incentive compensation") to employees, shares granted to the interim CEO (in 2024) and non-employee directors totaled $10.9 million, $8.7 million and $6.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Over the next twelve months, we expect to recognize $7.4 million in additional compensation expense as outstanding restricted stock units and performance-based shares vest.

Stock Incentive Plan

During 2010, our stockholders voted to approve the adoption of our 2010 Stock Incentive Plan and to reserve up to 20,000,000 shares of common stock for issuance under the plan. In the second quarter of 2019, our stockholders voted to approve an amendment to the plan to restore the number of shares of common stock available for issuance under the 2010 plan to the original 20,000,000 shares (along with other changes). The Board has broad authority under the 2010 plan to fix the terms and conditions of individual agreements with participants, including the duration of the award and any vesting requirements. As of December 31, 2025, there were 7,435,880 shares available for future grant under the 2010 plan.

Directors’ Stock Plan

In 2017, we adopted the amended and restated Hecla Mining Company Stock Plan for Non-Employee Directors (the “Directors’ Stock Plan”), which may be terminated by our Board of Directors at any time. Each non-employee director is credited each year with that number of shares determined by dividing $125,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. A minimum of 25% of the shares credited each year is held in trust for the benefit of each director until delivered to the director. Each director may elect, prior to the first day of the applicable year, to have a greater percentage contributed to the trust for that year. Delivery of the shares from the trust occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; (4) a change in control; or (5) at the election of the director at any time, provided, however, that shares must be held in the trust for at least two years prior to delivery. During 2025, 2024, and 2023, 165,025, 150,387, and 125,063 shares, respectively, were credited to the non-employee directors. During 2025, 2024, and 2023, $1.0 million, $0.8 million, and $0.7 million, respectively, was charged to general and administrative expense associated with the shares issued to the non-employee directors. During 2025, one director retired and 246,673 shares were distributed to him. At December 31, 2025, there were 1,874,764 available for grant in the future under the plan.

Restricted Stock Units

Unvested restricted stock units ("RSU") activity granted by the Board to employees are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested, January 1, 2023	1,796,115	$4.23
Granted	1,316,120	$5.05
Canceled	(336,060)	$4.90
Vested	(918,927)	$5.05
Unvested, December 31, 2023	1,857,248	$4.28
Granted	1,538,407	$5.17
Canceled	(130,450)	$5.00
Vested	(908,132)	$4.45
Unvested, December 31, 2024	2,357,073	$4.76
Granted	2,052,542	$5.86
Canceled	(245,736)	$5.29
Vested	(1,150,382)	$4.75
Unvested, December 31, 2025	3,013,497	$5.47

Unvested RSUs will be forfeited by participants upon termination of employment in advance of vesting, with the exception of termination due to retirement if certain criteria are met. At December 31, 2025, there was unrecognized compensation expense of $10.2 million related to unvested RSUs to be recognized over a weighted average period of 1.6 years. The fair value of RSUs that vested during 2025, 2024 and 2023 was $5.5 million, $4.7 million and $4.6 million, respectively.

Performance-Based Shares

We periodically grant performance-based share awards ("PSUs") to certain senior employees. The value of the PSUs (if any) is based on the ranking of the market performance of our common stock relative to the performance of the common stock of a group of peer companies over a three-year measurement period. The number of shares to be issued (if any) is based on the value of the PSUs divided by the share price at grant date. The compensation cost is measured using a Monte Carlo simulation to estimate their value at grant date, and the expense related to the performance-based awards (if any) will be recognized on a straight-line basis over the thirty months following that date of the PSUs.

Unvested PSUs activity granted by the Board to eligible employees are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested, January 1, 2023	599,858	$5.54
Granted	336,096	$3.54
Canceled	(109,727)	$5.30
Vested (1)	(205,425)	$8.17
Unvested, December 31, 2023	620,802	$3.63
Granted	542,770	$3.32
Forfeited (2)	(290,950)	$3.78
Unvested, December 31, 2024	872,622	$3.39
Granted	840,205	$0.06
Vested (1)	(354,861)	$3.32
Cancelled	(62,223)	$1.22
Unvested, December 31, 2025	1,295,743	$1.34

(1) Vested on December 31 and distributed in February of the following year

Unvested PSUs will be forfeited by participants upon termination of employment in advance of vesting. At December 31, 2025, there was unrecognized compensation expense of $0.9 million related to unvested PSUs to be recognized over a weighted average period of 1.6 years. The fair value of PSUs that vested on December 31, 2025 and 2023, and were distributed in February 2026 and 2024 was $6.8 million and $0.7 million, respectively.

In connection with the vesting of RSUs, PSUs and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their tax withholding obligations through net share settlement, pursuant to which we withhold the number of shares necessary to satisfy such withholding obligations and pay the obligations in cash. Pursuant to such net settlements, in 2025, we withheld 151,976 shares valued at approximately $0.9 million, or $5.82 per share, in 2024, we withheld 277,966 shares valued at approximately $1.2 million, or $4.31 per share, and in 2023, we withheld 404,514 shares valued at approximately $2.0 million, or $5.03 per share.

Warrants

We have 2,068,000 warrants outstanding at December 31, 2025 and 2024, each with an exercise price of $8.02 which expire in April 2032. The warrants were issued as part of the Klondex acquisition purchase consideration in July 2018. Each warrant entitles the warrant holder to purchase one share of our common stock.

During 2024, the warrant holder of 2,068,000 warrants with an exercise price of $1.57 and an expiration date of February 2029, exercised all their warrants by means of a cashless exercise whereby 1,488,050 shares were issued.

Note 13: Accumulated Other Comprehensive Income (Loss)

The following table lists the beginning balance, yearly activity and ending balance of each component of “Accumulated other comprehensive income (loss), net” (in thousands):

	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Income (Loss), Net
Balance January 1, 2023	$9,162	$(6,714)	$2,448
Other comprehensive income (loss) before reclassification	22,384	(1,333)	21,051
Reclassification from AOCI to sales	(18,669)	—	(18,669)
Reclassification from AOCI to cost of goods sold	3,608	—	3,608
Reclassification from AOCI to other expense (income)	(1,094)	(252)	(1,346)
Provision for income taxes	(1,683)	428	(1,255)
Net current year other comprehensive income (loss)	4,546	(1,157)	3,389
Balance December 31, 2023	13,708	(7,871)	5,837
Other comprehensive loss before reclassification	(2,930)	(11,880)	(14,810)
Reclassification from AOCI to sales	(11,392)	—	(11,392)
Reclassification from AOCI to cost of goods sold	3,786	—	3,786
Reclassification from AOCI to other expense (income)	—	422	422
Provision for income taxes	2,822	3,069	5,891
Net current year other comprehensive loss	(7,714)	(8,389)	(16,103)
Balance December 31, 2024	5,994	(16,260)	(10,266)
Other comprehensive income before reclassification	6,143	11,916	18,059
Reclassification from AOCI to sales	(13,121)	—	(13,121)
Reclassification from AOCI to cost of goods sold	4,139	—	4,139
Reclassification from AOCI to fair value adjustments	—	(15,359)	(15,359)
Reclassification from AOCI to other expense (income)	—	6,407	6,407
Provision for income taxes	(1,650)	8,457	6,807
Net current year other comprehensive (loss) income	(4,489)	11,421	6,932
Balance December 31, 2025	$1,505	$(4,839)	$(3,334)

See Note 6 for more information on our employee benefit plans and Note 10 for more information on our derivative instruments.

Note 14: Product Inventories

Product Inventories

Our major components of product inventories are (in thousands):

	2025	2024
Concentrates	$19,016	$15,030
Stockpiled ore	15,205	13,168
In-process	3,912	6,764
Total product inventories	38,133	34,962

Note 15: Properties, Plants, Equipment and Mine Development, net, and Lease Commitments

Properties, Plants, Equipment and Mine Development

Our major components of properties, plants, equipment, and mine development are (in thousands):

	December 31,
	2025	2024

Mining properties, including asset retirement obligations	$1,080,946	$958,858
Development costs	719,186	671,741
Plants and equipment	1,879,231	1,805,236
Land	32,962	35,680
Mineral interests	1,150,514	1,166,045
Construction in progress	144,992	66,566
	5,007,831	4,704,126
Less accumulated depreciation, depletion and amortization	2,167,004	2,010,007
Net carrying value	$2,840,827	$2,694,119

During 2025, we incurred total capital expenditures of $252.4 million. This excludes non-cash items for equipment acquired under finance leases and adjustments for asset retirement obligations, and includes acquisitions of mineral interests and land. The expenditures included $72.9 million at Lucky Friday, $54.6 million at Greens Creek, $61.5 million at Casa Berardi and $58.2 million at Keno Hill.

Mineral interests include amounts for value beyond proven and probable reserves (“VBPP”) related to mines and exploration or pre-development interests acquired by us which are not depleted until the mineralized material they relate to is converted to proven and probable reserves. As of December 31, 2025, mineral interests included VBPP assets of $321.7 million, $388.2 million, $69.7 million and $83.0 million, respectively, at Casa Berardi, Nevada, Greens Creek and Keno Hill, along with various other properties. As of December 31, 2024, mineral interests included VBPP assets of $323.6 million, $388.2 million, $83.3 million and $95.7 million, respectively, at Casa Berardi, Nevada, Greens Creek and Keno Hill, along with various other properties.

Finance Leases

We periodically enter into lease agreements, primarily for equipment at our operations, which we have determined to be finance leases. As of December 31, 2025 and 2024, we have recorded $109.1 million and $108.5 million, respectively, for the gross amount of assets acquired under the finance leases and $101.7 million and $94.4 million, respectively, in accumulated depreciation on those assets, classified as plants and equipment in Properties, plants, equipment and mine development. See Note 9 for information on future obligations related to our finance leases.

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

Contingencies Relating to Casa Berardi Segment

In May, 2023, the wall of an impoundment dam (HM3) storing mixed waste material (i.e. clay, till, and rock, but not tailings or other deleterious materials) stripped during open pit mining at Casa Berardi experienced a slip resulting in the waste material being mobilized downstream. The incident is under investigation by the Quebec Ministry of Environment, Fight Against Climate Change, Wildlife and Parks (“MELCCFP”), and possibly other Provincial or Federal regulators. As a result of such investigation(s), it is possible that our Hecla Quebec subsidiary and its directors and officers could face an enforcement action. An enforcement action could lead to monetary penalties, which could range from tens of thousands of dollars (Canadian) to millions of dollars (Canadian). Based on a review of precedent by Quebec legal counsel, we do not believe any penalties would be material to Hecla, but it is possible that they could be material. In addition, our future permitting efforts at Casa Berardi could be negatively impacted if the relevant regulator(s) are influenced by any alleged or actual (i) permit violations or (ii) other compliance failures.

As disclosed below in Note 17: Subsequent Events, the sale of our subsidiary that owns the Casa Berardi segment to Orezone Gold Corporation ("Orezone") is pending. Under the terms of the sale, we have agreed to reimburse Orezone for any financial penalties, fines, charges, surcharges or other amounts payable as a result of the HM3 incident described above, excluding any remediation, closure or similar work at HM3 or any costs associated therewith. We are not liable for any portion of such penalties resulting from actions taken at Casa Berardi after closing. Another term of the transaction provides Orezone with a set-off right to reduce future deferred cash payments or contingent royalty payments owed to us if the financial assurance required under Casa Berardi’s updated closure plan exceeds $150 million. Specifically, Orezone may reduce such future payments by 50% of any amount by which the required financial assurance exceeds $150 million, excluding amounts arising from the mine's post-closing actions that increase the closure scope beyond what is currently contemplated.

Debt

See Note 9 for information on the commitments related to our debt arrangements as of December 31, 2025.

Other Commitments

Our contractual obligations as of December 31, 2025 included open purchase orders and commitments of $6.1 million, $7.1 million, $6.8 million, and $8.5 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, and Casa Berardi, respectively. We also have total commitments of $14.9 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi, and Keno Hill units, and total commitments of $9.3 million relating to payments on operating leases (see Note 9 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of December 31, 2025, we had surety bonds totaling $227.5 million and letters of credit totaling $6.7 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 17: Subsequent Events

On January 26, 2026, following a review of how Casa Berardi fits into our future strategy, we entered into a material definitive agreement for the sale of our Hecla Quebec Inc. subsidiary which owns the Casa Berardi segment to Orezone for up to $593 million in total consideration. The transaction is expected to close in the first quarter of 2026, subject to the satisfaction of customary closing conditions. There can be no assurance that the transaction will be completed on the expected timeline or at all, or that we will receive the full anticipated consideration.

Details of the consideration to be received are as follows:

•
Cash consideration of $160 million due upon closing;
•
Equity consideration of approximately 65.7 million Orezone common shares, to be issued upon closing, valued at $112 million as of January 26, 2026;
•
Deferred cash consideration of $30 million and $50 million to be paid at 18 months and 30 months, respectively, from closing; and
•
Contingent consideration of up to $241 million consisting of:
o
Production-based royalty payments of up to $211 million ($80/ounce for the first 500,000 ounces, then $180/ounce thereafter from open pit operations)
o
Permit receipt payment of $20 million upon grant of permits
o
Gold price-linked payment of up to $10 million at gold prices exceeding $4,200/ounce.

Under the terms of the transaction, Orezone is entitled to reduce future deferred cash payments or contingent royalty payments owed to us if the financial assurance required under Casa Berardi’s updated closure plan exceeds $150.0 million, by 50% of such excess amount. This excludes amounts arising from the mine's post-closing actions that increase the closure scope beyond what is currently contemplated.