Form 10-Q
period 2026-03-31
HECLA MINING CO/DE/
filed 2026-05-05
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding May 1, 2026
Common stock, par value $0.25 par value per share	670,712,403

Hecla Mining Company

Form 10-Q

For the Quarter Ended March 31, 2026

INDEX*

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended
	March 31, 2026	March 31, 2025
Sales	$411,433	$205,334
Cost of sales and other direct production costs	124,410	106,837
Depreciation, depletion and amortization	33,768	29,816
Total cost of sales	158,178	136,653
Gross profit	253,255	68,681
Other operating expenses:
General and administrative	15,753	11,999
Exploration and pre-development	4,616	4,313
Suspension costs	3,246	3,306
Provision for closed operations and environmental matters	1,297	790
Other operating expense, net	5,236	868
Total other operating expenses	30,148	21,276
Income from continuing operations	223,107	47,405
Other expense:
Interest expense	(5,656)	(11,392)
Fair value adjustments, net	(5,945)	3,388
Net foreign exchange gain (loss)	498	(367)
Other income	3,549	942
Total other expense	(7,554)	(7,429)
Income before income and mining taxes	215,553	39,976
Income and mining tax provision	(50,900)	(15,637)
Net income from continuing operations	164,653	24,339
Net (loss) income from discontinued operations, net of taxes	(183,681)	4,533
Net (loss) income	(19,028)	28,872
Preferred stock dividends	(132)	(138)
Net (loss) income applicable to common stockholders	$(19,160)	$28,734

Comprehensive (loss) income:
Net income from continuing operations	$164,653	$24,339
Change in fair value of derivative contracts designated as hedge transactions and other	(2,157)	2,434
Comprehensive income from continuing operations	162,496	26,773
Comprehensive loss from discontinued operations	(183,681)	4,533
Comprehensive (loss) income	$(21,185)	$31,306

Net (loss) income per common share:
Basic:
Continuing operations	$0.25	$0.04
Discontinued operations	(0.28)	0.01
Basic income per common share after preferred dividends	$(0.03)	$0.05

Diluted (loss) income per share:
Continuing operations	$0.24	$0.04
Discontinued operations	(0.27)	0.01
Diluted income per common share after preferred dividends	$(0.03)	$0.05

Weighted average number of common shares outstanding - basic	670,392	632,047
Weighted average number of common shares outstanding - diluted	675,154	634,708

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Operating activities:
Net (loss) income	$(19,028)	$28,872
Less: Net (loss) income from discontinued operations, net of taxes	(183,681)	4,533
Income from continuing operations	$164,653	$24,339
Non-cash elements included in net (loss) income:
Depreciation, depletion and amortization	34,468	30,603
Inventory adjustments	—	1,558
Fair value adjustments, net	5,945	(3,388)
Provision for reclamation and closure costs	1,871	1,596
Stock-based compensation	2,784	1,936
Deferred income taxes	27,878	12,580
Net foreign exchange (gain) loss	(498)	367
Other non-cash items, net	1,759	643
Change in assets and liabilities:
Accounts receivable	(42,968)	(27,288)
Inventories	483	(7,864)
Other current and non-current assets	(19,085)	6,769
Accounts payable, accrued and other current liabilities	(777)	(13,480)
Accrued payroll and related benefits	(15,317)	(168)
Accrued taxes	21,503	2,769
Accrued reclamation and closure costs and other non-current liabilities	223	(3,350)
Cash provided by operating activities of continuing operations	182,922	27,622
Cash provided by operating activities of discontinued operations	11,324	8,116
Net cash provided by operating activities	194,246	35,738
Investing activities:
Additions to property, plants, equipment and mine development	(39,265)	(37,838)
Proceeds from sale of Hecla Quebec, net of transaction costs	168,045	—
Proceeds from sale of Minera Hecla	5,228	—
Proceeds from sales of investments	95,378	—
Purchases of investments	(55,684)	—
Proceeds from asset dispositions	735	55
Net cash provided by (used in) investing activities of continuing operations	174,437	(37,783)
Net cash used in investing activities of discontinued operations	(8,799)	(16,257)
Net cash provided by (used in) investing activities	165,638	(54,040)
Financing activities:
Proceeds from sale of common stock, net	63	—
Acquisition of treasury stock	(1,161)	—
Borrowing of debt	—	107,000
Repayment of debt	—	(87,000)
Dividends paid to common and preferred stockholders	(2,786)	(2,511)
Repayments of finance leases and other	(1,249)	(1,616)
Net cash (used in) provided by financing activities of continuing operations	(5,133)	15,873
Net cash used in financing activities of discontinued operations	(8,431)	(671)
Net cash (used in) provided by financing activities	(13,564)	15,202
Effect of exchange rates on cash	(330)	(100)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	345,990	(3,200)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	242,732	28,045
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$588,722	$24,845
Reconciliation of cash and cash equivalents and restricted cash and cash equivalents above
Cash and cash equivalents	$587,550	$23,668
Non-current restricted cash and cash equivalents	$1,172	1,177
Total cash and cash equivalents and restricted cash and cash equivalents as reported on the consolidated cash flow statement	$588,722	24,845
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,006	$20,118
Cash paid for income and mining taxes, net	$5,722	864
Significant non-cash investing and financing activities:
Common stock issued as incentive compensation	$72	2,503
Common stock issued for 401(k) match	$1,313	1,219
Common shares and royalty asset received for sale of Hecla Quebec	$130,026	—

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$587,550	$241,558
Accounts receivable:
Trade	215,534	170,230
Other, net	26,615	12,019
Inventories:
Product inventories	24,208	26,518
Materials and supplies	56,128	55,169
Current investments	19,568	59,644
Other current assets	28,038	23,421
Assets of discontinued operations	—	40,785
Total current assets	957,641	629,344
Non-current investments	158,481	47,842
Restricted cash and cash equivalents	1,172	1,174
Property, plants, equipment and mine development, net	2,123,209	2,130,581
Operating lease right-of-use assets	18,435	8,859
Other non-current assets	117,355	31,901
Assets of discontinued operations	—	710,944
Total assets	$3,376,293	$3,560,645
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$97,855	$77,592
Accrued payroll and related benefits	13,592	30,228
Accrued taxes	44,891	18,544
Finance leases	3,601	4,262
Accrued reclamation and closure costs	12,402	13,795
Accrued interest	2,906	7,678
Derivative liabilities	15,073	37,181
Other current liabilities	3,529	1,926
Liabilities of discontinued operations	—	40,358
Total current liabilities	193,849	231,564
Accrued reclamation and closure costs	114,002	112,491
Long-term debt including finance leases	262,646	263,171
Deferred tax liabilities	194,069	157,585
Other non-current liabilities	40,914	33,912
Liabilities of discontinued operations	—	170,276
Total liabilities	805,480	968,999
Commitments and contingencies (Notes 5, 8, 9, and 12)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 153,956 shares issued and outstanding, liquidation preference — $7,889	39	39
Common stock, $0.25 par value, authorized 1,250,000,000 shares; issued March 31, 2026 — 679,581,721 shares and December 31, 2025 — 679,220,408 shares	169,779	169,689
Capital surplus	2,647,282	2,643,211
Accumulated deficit	(203,819)	(182,143)
Accumulated other comprehensive loss, net	(5,491)	(3,334)
Less treasury stock, at cost; March 31, 2026 — 8,967,482 and December 31, 2025 — 8,920,348 shares issued and held in treasury	(36,977)	(35,816)
Total stockholders’ equity	2,570,813	2,591,646
Total liabilities and stockholders’ equity	$3,376,293	$3,560,645

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars are in thousands, except for share and per share amounts)

	Three Months Ended March 31, 2026
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive (Loss), net	Treasury Stock	Total
Balances, January 1, 2026	$39	$169,689	$2,643,211	$(182,143)	$(3,334)	$(35,816)	$2,591,646
Net loss	—	—	—	(19,028)	—	—	(19,028)
Stock-based compensation expense	—		2,784	—	—	—	2,784
Stock-based compensation distributed (287,050 shares)	—	72	(72)	—	—	(1,161)	(1,161)
Common stock issued for warrant conversion (8,000 shares)	—	2	62	—	—		64
Common stock issued for 401(k) match (65,263 shares)	—	16	1,297	—	—	—	1,313
Common stock ($0.00375 per share) and Series B Preferred stock ($0.875 per share) dividends declared	—	—	—	(2,648)	—	—	(2,648)
Other comprehensive loss	—	—	—	—	(2,157)	—	(2,157)
Balances, March 31, 2026	$39	$169,779	$2,647,282	$(203,819)	$(5,491)	$(36,977)	$2,570,813

	Three Months Ended March 31, 2025
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, net	Treasury Stock	Total
Balances, January 1, 2025	$39	$160,052	$2,418,149	$(493,529)	$(10,266)	$(34,931)	$2,039,514
Net income	—	—	—	28,872	—	—	28,872
Stock-based compensation expense	—	—	1,936	—	—	—	1,936
Stock-based compensation distributed (476,775 shares)	—	119	2,384	—	—	—	2,503
Common stock ($0.00375 per share) and Series B Preferred stock ($0.875 per share) dividends declared	—	—	—	(2,511)	—	—	(2,511)
Common stock issued for 401(k) match (229,832 shares)	—	57	1,162	—	—	—	1,219
Other comprehensive income	—	—	—	—	2,434	—	2,434
Balances, March 31, 2025	$39	$160,228	$2,423,631	$(467,168)	$(7,832)	$(34,931)	$2,073,967

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1. Basis of Preparation of Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Hecla Mining Company and its subsidiaries (collectively, “Hecla,” “the Company,” “we,” “our,” or “us,” except where the context requires otherwise) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required annually by accounting principles generally accepted in the United States of America (“GAAP”). Therefore, this information should be read in conjunction with the Company’s consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K"). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

On March 25, 2026, we completed the previously announced sale of its wholly owned subsidiary Hecla Quebec Inc. ("Hecla Quebec"), which owned the Casa Berardi mine in Quebec, Canada, and other exploration properties in Quebec, Canada, to Orezone Gold Corporation ("Orezone") for total undiscounted consideration of up to $601.7 million. The transaction represents a strategic shift that has a major effect on our operations and financial results and therefore, beginning with this quarterly report on Form 10-Q for the period ending March 31, 2026, the Casa Berardi operation is no longer a reportable segment and its financial results are reflected in our condensed consolidated financial statements as a discontinued operation for all periods presented including recast of the prior periods to reflect this presentation. Unless otherwise specified, these notes to the unaudited interim condensed consolidated financial statements reflect continuing operations. See Note 2: Sale of Hecla Quebec Inc. and Discontinued Operations for additional information.

During the quarter we also completed the sale of our immaterial Mexican subsidiaries, Minera Hecla and Industrias Hecla, as we executed on our strategic decision to exit Mexico. Minera Hecla was engaged in rehabilitation activities of the former San Sebastian mine site. Total cash consideration of $5.2 million was received, and we recognized a loss of $2.4 million.

Note 2. Sale of Hecla Quebec Inc. and Discontinued Operations

The sale of Hecla Quebec represents a disciplined portfolio optimization and focuses capital allocation on our silver assets, which we believe to represent significant growth and value creation opportunities. We have solidified revenue exposure to silver and we are focused on operating in what we view to be the most favorable jurisdictions. Subsequent to March 31, 2026, we used the cash proceeds from the transaction for debt reduction and balance sheet strengthening, enhancing our financial flexibility and capacity to invest in strategic growth investment opportunities.

As part of the sale of Hecla Quebec, we received total consideration with a fair value of $385.7 million comprised of the following:

•
Cash of $170.0 million upon closing on March 25, 2026
•
Accounts receivable related to working capital adjustments of $16.6 million of which $15.6 million was received during April and the remaining $1.0 million is expected to be received in May
•
65,757,265 Orezone common shares valued at $106.1 million at closing
•
Deferred cash consideration ("Deferred Cash Consideration") with a fair value of $57.1 million for the cash payments of $30 million and $50 million to be paid by Orezone 18 months and 30 months after closing, respectively
•
Contingent cash consideration ("Contingent Cash Consideration") with a fair value of $35.9 million for a total of up to $241 million of undiscounted payments consisting of:
o
A fair value of $3.3 million for two annual gold-price related payments of $5 million each should the average gold price exceed $4,200/oz for the first and second years following closing
o
A fair value of $9.9 million for two contingent payments of $10 million each due upon issuance of certain permits to open pit mine two additional identified orebodies
o
A fair value of $22.7 million for certain future gold production-based royalty payments with an undiscounted value of up to $211 million ($80/ounce for the first 500,000 ounces, then $180/ounce thereafter from future open pit operations)

Orezone has a set-off right to reduce the unpaid balance of the Deferred Contingent Cash or the Contingent Cash Consideration payments by 50% of the amount by which the financial assurance required by the Quebec government under the updated Casa Berardi closure plan exceeds $150 million, excluding increases caused by Orezone's post-closing actions. Our current estimate of that excess has been included in determining the fair values of the Deferred Cash consideration and Contingent Cash Consideration for the first gold-priced payment.

The fair value of the Deferred Cash Consideration was determined using a present value model by reference to Orezone's estimated credit rating and considering the expected closure excess amount to be withheld from the first payment. The Deferred Cash Consideration payments have been classified as non-current receivables, which is included in other non-current assets on the unaudited interim Condensed Consolidated Balance Sheet, due to being contractual rights to receive cash at 18 and 30 months, and have been recorded at amortized cost. The discount will be unwound in line with the effective interest method and recognized as interest income over the respective payment periods for each payment.

The fair value of each Contingent Cash Consideration payment to be received was determined by using an option pricing model, with significant assumptions including the following: expected success and timing of permitting, the timing of when production would commence, forward gold prices and Orezone's estimated credit rating. The Company concluded that each contingent consideration payment to be received is a financial asset as it will be settled in cash. The Company next evaluated whether each contingent consideration payment is within the scope of ASC 815 "Derivatives and Hedging" or not. For the contingent consideration payment to be received linked to future gold prices, we concluded that the underlying being the gold price is a market rate, and that the fair value of this contingent consideration payment is assessed at each reporting date, with changes in fair value recorded in earnings. The contingent consideration payments linked to future assets have been classified as current and non-current receivables, which is included in other current and non-current assets on the Condensed Consolidated Balance Sheet, due to being contractual rights to receive cash at 12 and 24 months, and have been recorded at fair value.

For the contingent consideration payments linked to permitting success and future production following permitting success, we concluded these contingent consideration payments are not within the scope of ASC 815, "Derivatives and Hedging" as the receipt of the permits and future production are operational and/or regulatory factors. The Company elected to follow the guidance in ASC 450, Contingencies which requires subsequent assessment for indicators of impairment. Additionally, payment received in excess of initial fair value recorded will be recognized as gains in the period received. The contingent consideration payments linked to permitting success and future production following permitting success, have been classified as non-current receivables, which is included in other non-current assets on the Condensed Consolidated Balance Sheet.

We recognized a loss of $192.5 million, upon the sale of Hecla Quebec Inc. which is reported within loss from discontinued operations, net of income and mining taxes on our Condensed Consolidated Statements of Operations and Comprehensive Loss.

Below is a summary of Hecla Quebec's results from discontinued operations for the first quarters of 2026 and 2025 and statement of financial position as of December 31, 2025.

Hecla Quebec Inc.

Results of Discontinued Operations

(Dollars are in Thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Sales	$70,284	$56,005
Cost of sales and other direct production costs	37,629	42,113
Depreciation, depletion and amortization	932	8,569
Total cost of sales	38,561	50,682
Gross profit	31,723	5,323
Other operating expenses:
Exploration and pre-development	1,051	188
Other operating expense, net	—	185
Total other operating expenses	1,051	373
Income from discontinued operations	30,672	4,950
Other expense:
Interest expense	(91)	(159)
Fair value adjustments, net	(2,231)	239
Net foreign exchange loss	—	11
Total other expense	(2,322)	91
Income of discontinued operations	28,350	5,041
Loss on disposal of Hecla Quebec Inc.	(192,482)	—
Income and mining tax provision	(19,549)	(508)
Net (loss) income from discontinued operations	$(183,681)	$4,533

Hecla Quebec Inc.

Reconciliation of Assets and Liabilities of Discontinued Operations to Balance Sheet

(Dollars are in Thousands)

December 31, 2025
ASSETS
Accounts receivable	$5,091
Inventories:
Product inventories	11,615
Materials and supplies	21,483
Prepaid expenses	2,596
Total current assets	40,785
Property, plants, equipment and mine development, net	710,246
Other non-current assets	698
Total assets	$751,729
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$24,690
Accrued payroll and related benefits	7,891
Accrued taxes	4,866
Finance leases	2,911
Total current liabilities	40,358
Accrued reclamation and closure costs	75,980
Deferred tax liabilities	88,840
Other non-current liabilities	5,456
Total liabilities	$210,634

Note 3. Business Segments and Sales of Products

We discover, acquire and develop mines and other mineral interests and produce and market (i) concentrates containing silver, gold, lead, zinc and copper, (ii) carbon material containing silver and gold, and (iii) doré containing silver and gold. We are currently organized and managed in three segments: Greens Creek, Lucky Friday and Keno Hill.

We regularly review our segment reporting for alignment with our strategic goals and operational structure as well as for evaluation of business performance and the allocation of resources by our President and Chief Executive Officer, who has been identified as our Chief Operating Decision Maker ("CODM"). The CODM evaluates the performance for all of our reportable segments based on segment gross profit or loss. For all segments, the CODM uses segment gross profit or loss to assess segment performance and allocate resources for each segment predominantly in the annual budget and forecasting process. The CODM considers budget to actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments. Significant segment expenses that are components of total cost of goods sold and drive the financial performance of our reportable segments are (i) salaries, wages and other benefits, (ii) contractors, (iii) materials and consumables (iv) change in product inventory and (v) other direct production costs. In further evaluating the operational performance of each segment, the CODM also considers the amount of metals production versus budget, and the grade of the metal processed.

General corporate activities not associated with operating mines and their various exploration activities, as well as idle properties and environmental remediation services in the Yukon, Canada, are presented as “other.” The nature of the items that reconcile gross profit to income before income and mining taxes are not related to our reportable segments.

The tables below present information about our reportable segments for the three months ended March 31, 2026 and 2025 (in thousands):

Three months ended March 31, 2026	Greens Creek	Lucky Friday	Keno Hill	Total Reportable Segments	Other	Total

Metal sales	$250,999	$109,356	$46,426	$406,781	$—	$406,781
Environmental remediation services	—	—	—	—	4,652	4,652
Intersegment sales	—	—	1,639	1,639	—	1,639
Reconciliation of sales	250,999	109,356	48,065	408,420	4,652	413,072
Elimination of intersegment sales	—	—	(1,639)	(1,639)	—	(1,639)
Total consolidated sales						411,433
Cost of sales and other direct production costs
Salaries, wages and other benefits	20,582	20,523	8,897	50,002	178	50,180
Contractors	2,705	3,956	2,251	8,912	4,640	13,552
Materials and consumables	27,595	10,445	7,273	45,313	94	45,407
Product inventory change	5,383	(293)	(3,218)	1,872	—	1,872
Other direct production costs	10,110	542	2,720	13,372	27	13,399
Depreciation, depletion and amortization	15,983	13,609	4,176	33,768	—	33,768
Gross profit (loss)	$168,641	$60,574	$24,327	$253,542	$(287)	$253,255
Other operating expenses (a)						30,148
Income from operations						223,107
Other Expense:
Interest expense						(5,656)
Fair value adjustments, net						(5,945)
Foreign exchange gain, net						498
Other income						3,549
Income before income and mining taxes						$215,553

Capital additions	$6,113	$17,018	$15,025	$38,156	$1,109	$39,265

(a) Other operating expense items include general and administrative, exploration and pre-development, ramp-up and suspension costs, provision for closed operations and environmental matters, and other operating (income) expense, net.

Three months ended March 31, 2025	Greens Creek	Lucky Friday	Keno Hill	Total Reportable Segments	Other	Total

Metal sales	$118,143	$63,194	$16,909	$198,246	$—	$198,246
Environmental remediation services	—	—	—	—	7,088	7,088
Intersegment sales	—	—	986	986	—	986
Reconciliation of sales	118,143	63,194	17,895	199,232	7,088	206,320
Elimination of intersegment sales	—	—	(986)	(986)	—	(986)
Total consolidated sales						205,334
Cost of sales and other direct production costs
Salaries, wages and employee benefits	18,253	14,776	6,472	39,501	58	39,559
Contractors	905	3,863	3,551	8,319	6,931	15,250
Materials and consumables	25,665	11,423	5,994	43,082	106	43,188
Product inventory change	901	1,182	(7,962)	(5,879)	—	(5,879)
Other direct production costs	10,325	(620)	5,014	14,719	—	14,719
Depreciation, depletion and amortization	13,589	13,425	2,802	29,816	—	29,816
Gross profit	$48,505	$19,145	$1,038	$68,688	$(7)	$68,681
Other operating expenses (a)						21,276
Income from operations						47,405

Other Expense:
Interest expense						(11,392)
Fair value adjustments, net						3,388
Foreign exchange loss, net						(367)
Other income						942
Income before income and mining taxes						$39,976

Capital additions	$10,759	$15,446	$10,436	$36,641	$1,197	$37,838

(a) Other operating expense items include general and administrative, exploration and pre-development, ramp-up and suspension costs, provision for closed operations and environmental matters, and other operating (income) expense, net.

Other sales for the three months ended March 31, 2026 and 2025 is solely comprised of revenue from our environmental remediation services subsidiary in the Yukon. During the three months ended March 31, 2026, Keno Hill sold $1.7 million (2025: $1.0 million) of precious metals concentrate to Greens Creek which is eliminated upon consolidation.

Sales by metal for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Silver	$295,633	$117,977
Gold	56,977	31,359
Lead	22,297	22,106
Zinc	36,873	33,125
Copper	412	391
Less: Smelter and refining charges	(5,411)	(6,712)
Total metal sales	406,781	198,246
Environmental remediation services	4,652	7,088
Total sales	$411,433	$205,334

Sales of metals for the three months ended March 31, 2026 include net losses of $10.2 million (2025: $5.1 million net loss) on derivative contracts for silver, lead and zinc on such contracts. See Note 9 for more information.

The following table presents total assets by reportable segment as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Total assets:
Greens Creek	$707,216	$640,011
Lucky Friday	681,365	688,997
Keno Hill	492,688	505,205
Other	1,495,024	974,703
Total assets of reportable segments	3,376,293	2,808,916
Assets of discontinued operations	—	751,729
Total assets	3,376,293	3,560,645

Note 4. Income and Mining Taxes

Major components of our income and mining tax for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Current:
Domestic	$(21,202)	$(3,057)
Foreign	(1,820)	—
Total current income and mining tax provision	(23,022)	(3,057)
Deferred:
Domestic	(25,045)	(11,724)
Foreign	(2,833)	(856)
Total deferred income and mining tax provision	(27,878)	(12,580)
Total income and mining tax provision	$(50,900)	$(15,637)

The income and mining tax provision for the three months ended March 31, 2026 and 2025 varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax income or loss due primarily to the impact of taxation in foreign jurisdictions, domestic and foreign mining taxes, percentage depletion, non-recognition of net operating losses and the tax effect of Global Intangible Low-Taxed Income and subpart F income inclusion.

For the three months ended March 31, 2026, we used the annual effective tax rate method to calculate the tax provision. Valuation allowances on Nevada and certain Canadian net operating losses were treated as discrete adjustments to the tax provision.

We file income tax returns in U.S. federal and state jurisdictions. Our Canadian subsidiaries file income tax returns in Canada, as well as in the provinces of British Columbia and Quebec, and the Yukon Territory. During the quarter, we concluded a Canada Revenue Agency audit of one of our Canadian subsidiaries with no adjustments to our filed tax positions.

Note 5. Employee Benefit Plans

We sponsor defined benefit pension plans covering all non-hourly U.S. employees hired prior to July 2024 and our hourly workers at the Lucky Friday mine, as well as a Supplemental Excess Retirement Plan ("SERP") covering certain eligible employees.

Net periodic pension cost for the plans consisted of the following for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Service cost	$999	$1,068
Interest cost	2,181	2,094
Expected return on plan assets	(2,969)	(3,251)
Amortization of prior service cost	20	20
Amortization of net loss	—	326
Net periodic pension cost	$231	$257

For the three months ended March 31, 2026 and 2025, the service cost component of net periodic pension cost is included in the same line items of our condensed consolidated financial statements as other employee compensation costs. For the three months ended March 31, 2026, the net benefit related to all other components of net periodic pension cost of $0.8 million (2025: $0.8 million), is included in other income on our condensed consolidated statements of operations and comprehensive income.

Note 6. Income (Loss) Per Common Share

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

	Three Months Ended March 31,
	2026	2025
Numerator
Net income from continuing operations	$164,653	$24,339
Net (loss) income from discontinued operations	(183,681)	4,533
Preferred stock dividends	(132)	(138)
Net (loss) income applicable to common stockholders	$(19,160)	$28,734

Denominator
Basic weighted average common shares	670,392	632,047
Dilutive units	4,762	2,661
Diluted weighted average common shares	675,154	634,708

Basic income (loss) per share:
Income from continuing operations	$0.25	$0.04
(Loss) income from discontinued operations	(0.28)	0.01
Basic (loss) earnings per common share	$(0.03)	$0.05

Diluted earnings per common share
Income from continuing operations	$0.24	$0.04
(Loss) from discontinued operations	(0.27)	0.01
Diluted (loss) earnings per common share	$(0.03)	$0.05

Note 7. Stockholders’ Equity

Warrants

We have 2,060,000 warrants outstanding at March 31, 2026, (December 31, 2025: 2,068,000 warrants) following the conversion of 8,000 warrants during the quarter, each with an exercise price of $8.02. The 2,060,000 warrants outstanding expire in April 2032. The warrants were issued as part of the Klondex acquisition purchase consideration in July 2018. Each warrant entitles the warrant holder to purchase one share of our common stock. We received $64,000 for the 8,000 warrants converted.

At-The-Market ("ATM") Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between us and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including our share price, our cash resources, potential use of proceeds, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any sales of shares under the agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. We did not sell any shares under ATM during the three months ended March 31, 2026. Since inception, we have sold 59,802,012 shares under the ATM for total proceeds of $348.5 million, net of commissions and fees of $5.4 million.

Stock-based Compensation Plans

We have stock incentive plans for executives, directors and eligible employees, under which performance stock units, restricted stock units and shares of common stock are granted. For the three months ended March 31, 2026, stock-based compensation expense for restricted stock units and performance-based grants to employees, totaled $2.8 million (2025: $1.9 million). At March 31, 2026, there was $8.1 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.4 years.

In connection with the vesting of incentive and share-based compensation, certain employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which we withhold the number of shares necessary to satisfy such withholding obligations and pays the obligations in cash. As a result, in the three months ended March 31, 2026, we withheld 47,134 shares valued at $1.2 million, or $24.63 per share. No shares were withheld during the three months ended March 31, 2025.

Common Stock Dividends

During the first quarter of 2026, our Board of Directors declared and we paid a quarterly dividend of $0.00375 per common share, pursuant to our dividend policy.

Accumulated Other Comprehensive (Loss), Net

The following table lists the beginning balance, quarterly activity and ending balances, net of income and mining tax, of each component of “Accumulated other comprehensive (loss), net” (in thousands):

	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Income (Loss), Net
Balance January 1, 2026	$1,505	$(4,839)	$(3,334)
Other comprehensive loss before reclassification	(1,507)	—	(1,507)
Reclassification from AOCI to sales	(2,310)	—	(2,310)
Reclassification from AOCI to cost of sales and other direct production costs	349	—	349
Reclassification from AOCI to fair value adjustments, net	525	—	525
Provision for income taxes	786	—	786
Balance March 31, 2026	$(652)	$(4,839)	$(5,491)

Balance January 1, 2025	$5,994	$(16,260)	$(10,266)
Other comprehensive loss before reclassification	3,688	—	3,688
Reclassification from AOCI to sales	(2,178)	—	(2,178)
Reclassification from AOCI to cost of sales and other direct production costs	1,825	—	1,825
Provision for income taxes	(901)	—	(901)
Balance March 31, 2025	$8,428	$(16,260)	$(7,832)

Note 8. Debt, Credit Agreement and Leases

Our debt as of March 31, 2026 and December 31, 2025 consisted of our 7.25% Senior Notes due February 15, 2028 (“Senior Notes”) and any drawn amounts on our $225 million Credit Agreement, which is described separately below.

The following tables summarize our long-term debt balances as of March 31, 2026 and December 31, 2025 (in thousands):

March 31, 2026
Senior Notes
Principal	$263,000
Unamortized discount and issuance costs	(927)
Long-term debt	$262,073

December 31, 2025
Senior Notes
Principal	$263,000
Unamortized discount/premium and issuance costs	(1,053)
Total debt	$261,947

The following table summarizes the scheduled annual future payments, including interest, for our Senior Notes, finance and operating leases as of March 31, 2026 (in thousands). Operating leases are included in other current and non-current liabilities on our condensed consolidated balance sheets. See Note 14 for more information.

Twelve-month period ending March 31,	Senior Notes	Finance Leases	Operating Leases
2027	$19,068	$3,747	$3,948
2028	279,769	579	3,927
2029	—	—	3,933
2030	—	—	3,938
2031	—	—	2,764
Thereafter	—	—	5,235
	298,837	4,326	23,745
Less: effect of discounting	—	(152)	(4,862)
Total	$298,837	$4,174	$18,883

Credit Agreement

On May 3, 2024 we entered into an amended revolving credit agreement with various financial institutions (the "Lenders"), which provided the Company with borrowing capacity up to $225 million with a maturity date of July 21, 2028 (accelerated to August 15, 2027 if our Senior Notes are not refinanced by that date), the proceeds may be used for general corporate purposes.

At March 31, 2026, we had no amounts drawn and $8.0 million of outstanding letters of credit under the Credit Agreement. Letters of credit that are outstanding reduce availability under the Credit Agreement.

We believe we were in compliance with all covenants under the Credit Agreement as of March 31, 2026.

Note 9. Derivative Instruments

General

Our current risk management policy provides that up to 75% of the next five years of our foreign currency, lead and zinc metals prices and silver and gold price exposure may be covered under a derivatives program with certain other limitations. Within this period we can hedge up to 100% of a specific exposure, provided the derivative allows us to participate 100% in the upside. Our program also utilizes derivatives to manage price risk exposure created from when revenue is recognized from a shipment of concentrate until final settlement.

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

Foreign Currency

Our wholly-owned non-US subsidiaries owning the Keno Hill operation are USD-functional currency entities which routinely incur expenses denominated in CAD. Such expenses expose us to exchange rate fluctuations, for which we have a program to manage our exposure to fluctuations of these subsidiaries' future operating and capital costs denominated in CAD. The program utilizes forward contracts to buy CAD, and are not designated as cash flow hedges.

During the quarter, realized losses of $0.9 million related to derivatives designated our previously held Casa Berardi operation, were transferred from accumulated other comprehensive (loss) into discontinued operations (2025: $1.8 million loss).

As of March 31, 2026, we have a total of 132 forward contracts outstanding to buy a total of CAD $76.6 million having a notional amount of USD $55.3 million to provide economic hedges to the following exposures for 2026:

•
Forecasted cash operating expenditures at Keno Hill of CAD $42.9 million at an average CAD-to-USD exchange rate of 1.3797.
•
Forecasted capital expenditures at Keno Hill of CAD $30.2 million at an average CAD-to-USD exchange rate of 1.3948.
•
Forecasted exploration expenditures at Keno Hill of CAD $2.7 million at an average CAD-to-USD exchange rate of 1.3845.
•
Forecasted Corporate expenditures of CAD $0.9 million at an average CAD-to-USD exchange rate of 1.3528.

As of March 31, 2026 and December 31, 2025, we recorded the following balances for the fair value of the foreign currency forward contracts (in millions):

	March 31,	December 31,
Balance sheet line item:	2026	2025
Other current assets	$0.4	$1.1
Other current liabilities	(1.3)	(0.8)

Net gains of $0.3 million for the three months ended March 31, 2026 (2025: nil), were related to contracts not designated as hedges.

Metals Prices

We currently a combination of derivatives including financially-settled forward contracts, commodity price collars ("Collars") and commodity price put options to manage the exposure to:

•
changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement; and
•
changes in prices of zinc, lead and silver contained in our forecasted future concentrate shipments.

The following tables summarize the quantities of metals committed under forward metals contracts at March 31, 2026 and December 31, 2025 and designated and accounted for as cash flow hedges:

March 31, 2026	Pounds under contract (in 000's)		Average price per pound
	Zinc	Lead	Zinc	Lead
	(pounds)	(pounds)	(pounds)	(pounds)
Contracts on provisional sales
2026 settlements	13,173	15,653	$1.33	$1.04
Contracts on forecasted sales
2026 settlements	40,234	24,912	$1.32	$1.00
2027 settlements	45,636	—	$1.40	$—

December 31, 2025	Pounds under contract (in 000's)		Average price per ounce/pound
	Zinc	Lead	Zinc	Lead
	(pounds)	(pounds)	(pounds)	(pounds)
Contracts on provisional sales
2026 settlements	18,850	13,117	$1.37	$1.05
Contracts on forecasted sales
2026 settlements	53,407	42,108	1.33	1.02
2027 settlements	23,810	—	1.36	N/A

We utilize Collars to manage our exposure to changes in the price of precious metals in both our provisional concentrate sales and forecasted Keno Hill future concentrate shipments. These Collars provide us a contractual right to receive at least the minimum price if market prices fall below the minimum price level specified in the contracts, while limiting our potential gains to the maximum price level specified in the contracts, even if market prices rise higher. This strategy helps protect us from significant price drops while still allowing for some upside potential within the minimum and maximum price range. For the three months ended March 31, 2026, these collars had net losses of $22.3 million (2025: $0.6 million gain). The Collar trades are not designated as cash flow hedges.

The following table summarize the quantities of silver and gold ounces committed under collars at March 31, 2026.

Settlement Period	Ounces under contract (in 000's)		Average strike price per silver ounce		Average strike price per gold ounce
	Silver (ounces)	Gold (ounces)	Minimum ($)	Maximum ($)	Minimum ($)	Maximum ($)
Contracts on provisional sales
2026 settlements	400	1	48.67	75.71	5,125.00	5,425.00
Contracts on forecasted sales
2026 settlements	350	—	35.33	58.25	—	—

In December 2025, we entered into financially-settled put option contracts to manage the exposure of future silver sales to potential declines in market prices of silver. These put options give us the option, but not the obligation, to realize established prices on quantities of silver to be sold in the future. For the three months ended March 31, 2026, we recognized a $1.2 million unrealized loss for the puts. The following table summarizes the quantities of metals for which we have entered into put contracts and the strike price as of March 31, 2026:

Settlement Period	Production Protected (in 000's)	Strike price per ounce
	Silver (ounces)	($)
Contracts on forecasted sales
2026 settlements	10,000	50.00

We recorded the following balances for the fair value of the forward metals, Collars and put contracts as of March 31, 2026 and December 31, 2025 (in millions):

	March 31,	December 31,
Balance sheet line item:	2026	2025
Other current assets	$16.2	$8.6
Other non-current assets	0.2	7.2
Other current liabilities	(13.8)	(36.4)
Other non-current liabilities	(1.5)	(1.9)

Net realized and unrealized losses of $3.7 million related to the effective portion of the forward metals contracts designated as hedges were included in accumulated other comprehensive (loss) as of March 31, 2026. Unrealized gains and losses will be transferred from accumulated other comprehensive income (loss) to current earnings as the underlying forecasted sales are recognized. We estimate $3.4 million in net realized and unrealized gains included in accumulated other comprehensive income (loss) as of March 31, 2026 would be reclassified to current earnings in the next twelve months.

During the three months ended March 31, 2026, we recognized a net loss of $10.2 million (2025: $5.3 million loss), including a $2.3 million gain transferred from accumulated other comprehensive income (loss) (2025: $2.2 million gain transferred from accumulated other comprehensive income (loss). These gains and losses were recognized on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which are included in sales. The net losses and gains recognized on the contracts offset gains and losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our Credit Agreement would cause a default under the derivative contract. As of March 31, 2026, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these agreements was $10.5 million as of March 31, 2026, which includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at March 31, 2026, we could have been required to settle our obligations under the agreements at their termination value of $10.5 million.

Note 10. Fair Value Measurement

Fair value adjustments, net is comprised of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Loss on derivative contracts	$(10,335)	$(253)
Gain on sale of equity securities investments	23,675	—
Unrealized (loss) gain on equity securities investments	(19,285)	3,641
Total fair value adjustments, net	$(5,945)	$3,388

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

Description	Balance at March 31, 2026	Balance at December 31, 2025	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$587,550	$241,558	Level 1
Current and non-current investments:
Equity securities	178,049	107,486	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	215,534	170,230	Level 2
Restricted cash and cash equivalent balances:
Certificates of deposit and other deposits	1,172	1,174	Level 1
Derivative contracts - current and non-current derivative assets:
Foreign exchange contracts	384	1,127	Level 2
Metal forward contracts	16,363	15,840	Level 2
Gold-price contingent asset	3,254	—	Level 2

Liabilities:
Derivative contracts - current and non-current derivative liabilities:
Foreign exchange contracts	$1,318	$829	Level 2
Metal forward contracts	15,230	38,273	Level 2

Cash and cash equivalents consist primarily of money market funds which are carried at fair value.

Current and non-current restricted cash and cash equivalent balances consist primarily of certificates of deposit, U.S. Treasury securities, and other deposits and are valued at cost, which approximates fair value.

Our current and non-current investments consist of marketable equity securities of mining companies and mutual funds held by our SERP which are valued using quoted market prices for each security.

Trade accounts receivable from provisional concentrate sales are subject to final pricing and valued using quoted prices based on forward curves for the particular metals.

We use financially-settled forward contracts to manage exposure to changes in the exchange rate between USD and CAD, and the impact on CAD-denominated operating and capital costs incurred at our Keno Hill operation (see Note 9 for more information). The fair value of each contract represents the present value of the difference between the forward exchange rate for the contract settlement period as of the measurement date and the contract settlement exchange rate.

We use derivative contracts to (i) manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments that have not reached final settlement and (ii) manage the exposure to changes in prices of gold, zinc and lead contained in our forecasted future sales (see Note 9 for more information). The fair value of each forward contract represents the present value of the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price.

The gold-price linked contingent assets were part of the consideration for the sale of Hecla Quebec to Orezone (see Note 2). The contingent assets are valued quarterly using an option pricing model with observable inputs.

At March 31, 2026, our Senior Notes were recorded at their carrying value of $262.1 million net of unamortized initial purchaser discount and issuance costs. The estimated fair value of our Senior Notes was $263.2 million at March 31, 2026. Quoted market prices, which are considered to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. The Credit Agreement, which we consider to be Level 1 in the fair value hierarchy, has a carrying and fair value of nil.

Note 11. Product Inventories

Our major components of product inventories are (in thousands):

	March 31, 2026	December 31, 2025
Concentrates	$14,812	$15,656
Stockpiled ore	9,396	10,862
Total product inventories	$24,208	$26,518

Note 12. Commitments, Contingencies and Obligations

San Mateo Creek Basin, New Mexico

In July 2018, the EPA informed Hecla Limited that it and several other potentially responsible parties (“PRPs”) may be liable for cleanup of the San Mateo Creek Basin (“SMCB”), which is an approximately 321 square mile area in New Mexico that contains numerous legacy uranium mines and mills. At the time, the EPA stated it had incurred approximately $9.6 million in response costs. Also, in May, 2022, and August 2024, Hecla Limited received a letter from a PRP notifying Hecla Limited that other PRPs may seek cost recovery and contribution from Hecla Limited under CERCLA for certain investigatory work performed by the PRPs at the SMCB site. Hecla Limited cannot with reasonable certainty estimate the amount or range of liability, if any, relating to this matter because of, among other reasons, the lack of information concerning the site, including the relative contributions of contamination by the various PRPs.

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

Contingencies Relating to former Casa Berardi Segment

In May 2023, the wall of an impoundment dam (HM3) storing mixed waste material (i.e. clay, till, and rock, but not tailings or other deleterious materials) stripped during open pit mining at Casa Berardi experienced a slip resulting in the waste material being mobilized downstream. The incident is under investigation by the Quebec Ministry of Environment, Fight Against Climate Change, Wildlife and Parks, and possibly other Provincial or Federal regulators. As a result of such investigation(s), it is possible that our former Hecla Quebec subsidiary and its directors and officers could face an enforcement action. An enforcement action could lead to monetary penalties, which could range from tens of thousands of dollars (Canadian) to millions of dollars (Canadian). Based on a review of precedent by Quebec legal counsel, we do not believe any penalties would be material to Hecla, but it is possible that they could be material.

As disclosed in Note 2, the sale of our subsidiary that owns the Casa Berardi segment to Orezone Gold Corporation ("Orezone") has been completed. Under the terms of the sale, we have agreed to reimburse Orezone for any financial penalties, fines, charges, surcharges or other amounts payable as a result of the HM3 incident described above, excluding any remediation, closure or similar work at HM3 or any costs associated therewith. We are not liable for any portion of such penalties resulting from actions taken at Casa Berardi after closing. Another term of the transaction provides Orezone with a set-off right to reduce future deferred cash payments or contingent royalty payments owed to us if the financial assurance required under Casa Berardi’s updated closure plan exceeds $150 million. Specifically, Orezone may reduce such future payments by 50% of any amount by which the required financial assurance exceeds $150 million, excluding amounts arising from the mine's post-closing actions that increase the closure scope beyond what is currently contemplated.

Debt

See Note 8 for information on the commitments related to our debt arrangements as of March 31, 2026.

Other Commitments

Our contractual obligations as of March 31, 2026 included open purchase orders and commitments of $8.0 million, $8.7 million and $5.0 million, for various capital and non-capital items at Greens Creek, Lucky Friday and Keno Hill, respectively. We also have total commitments of $4.3 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, and Keno Hill units, and total commitments of $23.7 million relating to payments on operating leases (see Note 8 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of March 31, 2026, we had surety bonds totaling $227.3 million and letters of credit totaling $8.0 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 13. Recent Accounting Pronouncements

Accounting Standard Updates that Became Effective in the Current Period

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU expands an existing scope exception under ASC 815 to exclude certain contracts with underlyings based on the operations or activities of one of the parties, such as contingent payments the Company will receive related to the permitting success of two open pits. The ASU is effective for annual periods beginning after December 15, 2026, including interim periods therein. We early adopted ASU 2025-07 in the current period on a prospective basis.

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

Note 14. Subsequent Events

Senior Notes

On April 9, 2026, the Company completed the full redemption of its remaining $263.0 million the Senior Notes, including accrued interest, for a total of $265.8 million.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part II, Item 1A. - Risk Factors of this Form 10-Q, Part I, Item 1A. – Risk Factors in our 2025 Form 10-K. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “Hecla,” “the Company,” “we,” “us” and “our” refer to Hecla Mining Company and its consolidated subsidiaries, except where the context requires otherwise. You should read this discussion in conjunction with our consolidated financial statements, the related MD&A and the discussion of our Business and Properties in our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K"), filed with the United States Securities and Exchange Commission (the “SEC”). The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Forward-Looking Statements” above for further discussion). References to “Notes” are Notes included in our Notes to Condensed Consolidated Financial Statements (Unaudited). Throughout this MD&A, all references to income or losses per share are on a diluted basis.

Overview

Hecla Mining Company stands as North America's premier silver producer, with a rich heritage dating back to 1891. Our operations at Greens Creek, Lucky Friday and Keno Hill combined to produce 37% of 2025 silver production in the U.S. and Canada, complemented by significant gold production from Greens Creek and our former Casa Berardi operation. Our strategic positioning in the stable jurisdictions of the U.S. and Canada provides us with distinct operational advantages and reduced political risk compared to our global peers. Our operational and strategic framework centers on four core pillars:

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
3.
Intensifying our focus on financial discipline with a rigorous capital allocation framework
4.
Leveraging our position as North America's largest silver producer to meet growing demand from green technology markets

Recent Developments

On March 25, 2026, we completed the sale of our Hecla Quebec Inc. ("Hecla Quebec") subsidiary which owns the Casa Berardi mine to Orezone Gold Corporation ("Orezone") for a fair value of $385.7 million ($601.7 million on an undiscounted basis) comprised of the following:

•
Cash of $170.0 million upon closing on March 25, 2026
•
Accounts receivable related to working capital adjustments of $16.6 million of which $15.6 million was received during April and the remaining $1.0 million is expected to be received in May
•
65,757,265 Orezone common shares valued at $106.1 million on closing
•
Deferred cash consideration ("Deferred Cash Consideration") with a fair value of $57.1 million for the cash payments of $30 million and $50 million to be received 18 months and 30 months after closing, respectively
•
Contingent cash consideration ("Contingent Cash Consideration") with a fair value of $35.9 million for a total of up to $241 million of undiscounted payments consisting of:
o
A fair value of $3.3 million for two annual gold-price related payments of $5 million each should the average gold price exceed $4,200/oz for the first and second years following closing
o
A fair value of $9.9 million for two contingent payments of $10 million each due upon issuance of certain permits to open pit mine two additional identified orebodies
o
A fair value of $22.7 million for certain future gold production-based royalty payments with an undiscounted value of up to $211 million ($80/ounce for the first 500,000 ounces, then $180/ounce thereafter from future open pit operations)

Orezone has a set-off right to reduce the unpaid balance of the Deferred Contingent Cash or the Contingent Cash Consideration payments by 50% of the amount by which the financial assurance required by the Quebec government under the updated Casa Berardi closure plan exceeds $150 million, excluding increases caused by Orezone's post-closing actions. Our current estimate of that excess has been included in determining the fair values of the Deferred Cash consideration and Contingent Cash Consideration for the first gold-priced payment.

The sale of Hecla Quebec represents a disciplined portfolio optimization and focuses capital allocation on our silver assets, which we believe to represent significant growth and value creation opportunities. We have solidified our revenue exposure to silver and we are focused on operating in what we view to be the most favorable jurisdictions. Subsequent to March 31, 2026, we used the cash proceeds from the transaction for debt reduction and balance sheet strengthening, enhancing our financial flexibility and capacity to invest in strategic growth investments.

We determined that the sale of Hecla Quebec represents a strategic shift that has a major effect on our operations and financial results and therefore, beginning with this quarterly report on Form 10-Q for the period ending March 31, 2026, the Casa Berardi operation is no longer a reportable segment and its financial results are reflected in the Company’s unaudited interim condensed consolidated financial statements as a discontinued operation for all periods presented. Unless otherwise specified, the discussion of financial results within this Item 2 (MD&A) will focus on our continuing operations, in relation to the respective comparative periods which have been recast to reflect the continuing operations of our business.

First Quarter 2026 Highlights

Operational Achievements:

•
Leading North American Silver Producer - Through the completion of the sale of Hecla Quebec, we have solidified our position as a leading silver multi-asset mining company.
•
Production - We produced 3.9 million ounces of silver at our primary silver operations, compared to 4.1 million ounces of silver in the first quarter of 2025. At Greens Creek, we produced 12,886 ounces of gold, a decrease compared to 13,759 ounces of gold produced in the first quarter of 2025, driven primarily by lower throughput.
•
Lucky Friday Surface Cooling Project Advancement - Construction of the surface cooling project continued with the project 81% complete and tracking for completion by mid-2026.

Financial Performance:

•
Revenue Generation - Generated sales of $411.4 million, a 100% increase over the first quarter of 2025.
•
Continuous Improvement - Keno Hill's recent track record of gross profit generation continued with $24.3 million of gross profit, driven by higher realized prices, partly offset by lower volumes sold, compared to a gross profit of $1.0 million in the first quarter of 2025.
•
Net income from continuing operations and shareholder returns - Generated net income from continuing operations of $164.7 million, compared to $24.3 million in the first quarter of 2025 and returned $2.5 million in dividends to common stockholders.
•
Investments in Continuing Operations - Made capital investments of $39.3 million, including $6.1 million at Greens Creek, $17.0 million at Lucky Friday and $15.0 million at Keno Hill.

External Factors that Impact our Results

Our financial results vary as a result of fluctuations in market prices primarily for silver and gold and, to a lesser extent, zinc, lead and copper. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. To date, tariffs have not materially impacted our financial results. However, future tariffs or other global trade restraints could impact our performance. Historically our US operations have had significant sales into China and Canada, and each of those countries is or could be subject to tariffs, and each has or may retaliate in kind. Notwithstanding these recent developments, we believe that the outlook for precious metals fundamentals is favorable due to macro-economic factors such as lower interest rate expectations, geopolitical uncertainty and global growth expectations, which have resulted in significant volatility in the financial and commodities markets, including the precious metals market. See Item 1A. “Risk Factors” contained in Part I of our 2025 Form 10-K for further discussion. Because we cannot control the price of our products, except to the extent we have entered into hedging transactions, the key measures that management focuses on in operating our business are production volumes, payable sales volumes, Cash Cost, After By-product Credits, per Ounce (non-GAAP) and All-In Sustaining Cost, After By-product Credits, per Ounce (“AISC”) (non-GAAP), operating cash flows, capital expenditures, free cash flow (non-GAAP) and adjusted EBITDA (non-GAAP). The average realized prices for all metals sold by us continued to exhibit significant volatility during the period. We have also experienced significant cost inflation across our operations, principally associated with higher energy prices, increased costs for other consumables such as reagents, explosives and steel, and higher labor and contractor costs.

Consolidated Results of Continuing Operations

Total sales for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Silver	$295,633	$117,977
Gold	56,977	31,359
Lead	22,297	22,106
Zinc	36,873	33,125
Copper	412	391
Less: Smelter and refining charges	(5,411)	(6,712)
Total metal sales	406,781	198,246
Environmental remediation services	4,652	7,088
Total sales	$411,433	$205,334

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

Total metal sales for the three months ended March 31, 2026 and 2025, and the approximate variances attributed to differences in metals prices, sales volumes and smelter terms, were as follows:

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Three months ended March 31, 2025	$117,977	$31,359	$55,622	$(6,712)	$198,246
Variances - 2026 versus 2025:
Price	175,587	22,460	3,683	—	201,730
Volume	2,069	3,158	277	—	5,504
Smelter terms	—	—	—	1,301	1,301
Three months ended March 31, 2026	$295,633	$56,977	$59,582	$(5,411)	$406,781

The fluctuation in sales for the three months ended March 31, 2026 compared to the same periods in 2025 was primarily due to the following:

•
Higher average realized prices for all metals for compared to the same period in 2025. The table below summarizes average spot prices and our average realized prices for the commodities we sell:

		Three Months Ended March 31,
		2026	2025
Silver –	London PM Fix ($/ounce)	$84.39	$31.91
	Realized price per ounce	$82.70	$33.59
Gold –	London PM Fix ($/ounce)	$4,875	$2,863
	Realized price per ounce	$4,899	$2,940
Lead –	LME Final Cash Buyer ($/pound)	$0.88	$0.89
	Realized price per pound	$0.98	$0.92
Zinc –	LME Final Cash Buyer ($/pound)	$1.47	$1.29
	Realized price per pound	$1.41	$1.29
Copper –	LME Final Cash Buyer ($/pound)	$5.82	$4.24
	Realized price per pound	$5.72	$4.41

Average realized prices typically differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices. Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement. We recorded net positive price adjustments to provisional settlements of $0.8 million and $6.9 million for the three months ended March 31, 2026 and 2025, respectively. The price adjustments related to silver, gold, zinc, lead and copper contained in our concentrate shipments were partially offset by gains and losses on forward contracts and collars for those metals. See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead, and zinc. Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts and collars discussed above) by the payable quantities of each metal included in concentrate, doré and carbon material shipped during the period.

•
Higher quantities of all metals sold from continuing operations, except lead and copper, during the three months ended March 31, 2026 compared to the comparable 2025 period. See The Greens Creek Segment, The Lucky Friday Segment, and The Keno Hill Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended March 31,
		2026	2025
Silver -	Ounces produced	3,903,149	4,107,242
	Payable ounces sold	3,575,018	3,512,749
Gold -	Ounces produced	12,886	13,759
	Payable ounces sold	11,533	10,478
Lead -	Tons produced	13,093	14,007
	Payable tons sold	11,400	11,990
Zinc -	Tons produced	16,804	16,935
	Payable tons sold	13,456	12,847
Copper	Tons produced	462	411
	Payable tons sold	36	44

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

Sales, total cost of sales, gross profit (loss), Cash Cost, After By-product Credits, per Ounce (“Cash Cost”) (non-GAAP) and AISC (non-GAAP) at our operating segments for the three months ended March 31, 2026 and 2025 were as follows (in thousands, except for Cash Cost and AISC):

	Silver
	Greens Creek		Lucky Friday	Keno Hill	Total Silver (2)	Other (3)	Total Silver and Other
Three Months Ended March 31, 2026:
Sales	$250,999		$109,356	$46,426	$406,781	$4,652	$411,433
Total cost of sales	(82,358)		(48,782)	(22,099)	(153,239)	$(4,939)	$(158,178)
Gross profit (loss)	$168,641		$60,574	$24,327	$253,542	$(287)	$253,255
Cash Cost (1)	$(11.94)		$12.07	$—	$(3.24)	$—	$(3.24)
AISC (1)	$(8.39)		$23.78	$—	$8.17	$—	$8.17
Three Months Ended March 31, 2025:
Sales	$118,143		$63,194	$16,909	$198,246	$7,088	$205,334
Total cost of sales	(69,638)		(44,049)	(15,871)	(129,558)	(7,095)	(136,653)
Gross profit (loss)	$48,505		$19,145	$1,038	$68,688	$(7)	$68,681
Cash Cost (1)	$(4.08)		$9.37	$—	$1.29	$—	$1.29
AISC (1)	$(0.03)	`	$20.08	$—	$11.91	$—	$11.91

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

(3)
For the three months ended March 31, 2026, Other includes sales of $4.7 million and total cost of sales of $4.9 million from our environmental remediation services in the Yukon. For the three months ended March 31, 2025, Other includes sales and total cost of sales of $7.1 million.

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

We periodically review our revenues to ensure that reporting of primary products and by-products is appropriate. Because for Greens Creek, Lucky Friday and Keno Hill we consider zinc, lead, gold and copper to be by-products of our silver production, the values of these metals offset operating costs within our calculations of Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce. We currently do not report Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for our Keno Hill operation as it has not met our definition of commercial production. We define an operation as being in commercial production upon achievement of the following criteria:

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

For the three months ended March 31, 2026, we reported net income from continuing operations of $164.7 million (2025: $24.3 million) and a net loss applicable to common stockholders of $19.2 million (2025 - $28.7 million). Net loss applicable to common stockholders is lower than net income from continuing operations, due to the recognition of a loss from discontinued operations of $183.7 million, primarily due to the loss of $192.5 million on the sale of Hecla Quebec. The following were the significant drivers of the increase in net income from continuing operations:

•
Consolidated gross profit increased by $184.6 million. See The Greens Creek Segment, The Lucky Friday Segment, and The Keno Hill Segment sections below for a discussion on the key drivers by operation.
•
Interest expense decreased by $5.7 million primarily due to lower total debt levels compared to the same period of 2025.
•
Other income increased by $2.6 million primarily due to higher interest earned as a result of a higher cash position.

The positive movements mentioned above were partly offset by:

•
Fair value adjustments, net decreased by $9.3 million primarily due to $10.3 million of net losses on undesignated derivative contracts.
•
General and administrative expenses increased by $3.8 million primarily due to higher incentive compensation payments driven by improved financial and operational performance and an increase in Corporate headcount.
•
Other operating expense, net increased by $4.4 million primarily due to a loss on disposal of Minera Hecla of $2.4 million which we sold for cash proceeds of $5.2 million.

•
Income and mining tax expense increased by $35.3 million due to higher taxable income generated primarily by our US operations.

Greens Creek

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2026	2025
Sales	$250,999	$118,143
Cost of sales and other direct production costs	(66,375)	(56,049)
Depreciation, depletion and amortization	(15,983)	(13,589)
Total cost of sales	(82,358)	(69,638)
Gross profit	$168,641	$48,505
Tons of ore milled	208,922	212,899
Production:
Silver (ounces)	2,177,142	2,002,560
Gold (ounces)	12,886	13,759
Lead (tons)	4,398	4,496
Zinc (tons)	12,550	12,835
Copper (tons)	462	411
Payable metal quantities sold:
Silver (ounces)	2,024,531	1,744,652
Gold (ounces)	11,533	10,478
Lead (tons)	3,458	3,321
Zinc (tons)	10,291	9,507
Copper (tons)	36	44
Ore grades:
Silver ounces per ton	13.0	11.8
Gold ounces per ton	0.085	0.086
Lead percent	2.5%	2.6%
Zinc percent	6.8%	6.8%
Copper percent	0.3%	0.3%
Total production cost per ton	$273.16	$240.00
Cash Cost, After By-product Credits, per Silver Ounce (1)	$(11.94)	$(4.08)
AISC, After By-Product Credits, per Silver Ounce (1)	$(8.39)	$(0.03)
Capital investments	$6,113	$10,759
(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

The $120.1 million increase in gross profit for the three months ended March 31, 2026, compared to the same period in 2025 was primarily due to higher realized sales prices for silver and gold, in addition to higher sales volumes for all metals produced.

Capital investments in the current quarter were $4.6 million lower compared to the same period in 2025. Current quarter costs included $3.1 million for primary ore access development, $1.0 million for definition drilling and $1.0 million for mining equipment.

Production of all metals other than silver was negatively impacted during the three months ended March 31, 2026, compared to the same period in 2025, primarily due to lower milled tons, partly offset by higher silver grades.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, per Silver Ounce for Greens Creek:

Three Months Ended March 31,
2026
2025
30.00
20.00
10.00
0.00
-10.00
-20.00
-30.00
-40.00
-50.00
14.01
13.41
4.65
4.31
7.73
8.06
0.41
1.07
1.24
1.61
-39.98
-32.54
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

	Three Months Ended March 31,
	2026	2025
Cash Cost, Before By-product Credits, per Silver Ounce	$28.04	$28.46
By-product credits	(39.98)	(32.54)
Cash Cost, After By-product Credits, per Silver Ounce	$(11.94)	$(4.08)

	Three Months Ended March 31,
	2026	2025
AISC, Before By-product Credits, per Silver Ounce	$31.59	$32.51
By-product credits	(39.98)	(32.54)
AISC, After By-product Credits, per Silver Ounce	$(8.39)	$(0.03)

For the three months ended March 31, 2026, the decrease in Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce compared to the same period in 2025 was primarily due to an increase in gold by-product credits, reflecting higher realized gold prices, in addition to higher silver production, partly offset by higher production costs.

Lucky Friday

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2026	2025
Sales	$109,356	$63,194
Cost of sales and other direct production costs	(35,173)	(30,624)
Depreciation, depletion and amortization	(13,609)	(13,425)
Total cost of sales	(48,782)	(44,049)
Gross profit	$60,574	$19,145
Tons of ore milled	108,608	108,745
Production:
Silver (ounces)	1,237,288	1,332,252
Lead (tons)	8,250	8,480
Zinc (tons)	3,832	3,681
Payable metal quantities sold:
Silver (ounces)	1,131,692	1,268,845
Lead (tons)	7,574	7,978
Zinc (tons)	2,829	3,081
Ore grades:
Silver ounces per ton	11.9	13.0
Lead percent	8.0%	8.2%
Zinc percent	4.1%	4.0%
Total production cost per ton	$309.68	$258.59
Cash Cost, After By-product Credits, per Silver Ounce (1)	$12.07	$9.37
AISC, After By-product Credits, per Silver Ounce (1)	$23.78	$20.08
Capital investments	17,018	$15,446
(1)
A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

Gross profit increased by $41.4 million for the three months ended March 31, 2026 compared to the comparable period in 2025, reflecting higher realized prices for silver, zinc and lead, partly offset by lower sales volumes for all metals driven by lower production reflecting lower processed grade material, except for zinc.

Capital investments increased by $1.6 million for the three months ended March 31, 2026, compared to the same period in 2025. Significant capital expenditures during the three months ended March 31, 2026, included capital development of $7.4 million, $1.2 million for a shaft rehabilitation, $1.1 million for the surface cooling project, $0.8 million for definition drilling and $0.7 million for an underground truck replacement, $0.6 million on ramp work and $0.4 million on tailings facility pond 5 construction.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for Lucky Friday:

Three Months Ended March 31,
2026
2025
25.00
20.00
15.00
10.00
5.00
0.00
-5.00
-10.00
-15.00
-20.00
-25.00
14.32
13.92
4.96
3.92
7.90
3.28
2.06
2.97
1.09
1.04
-18.26
-15.76
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

	Three Months Ended March 31,
	2026	2025
Cash Cost, Before By-product Credits, per Silver Ounce	$30.33	$25.13
By-product credits	(18.26)	(15.76)
Cash Cost, After By-product Credits, per Silver Ounce	$12.07	$9.37

	Three Months Ended March 31,
	2026	2025
AISC, Before By-product Credits, per Silver Ounce	$42.04	$35.84
By-product credits	(18.26)	(15.76)
AISC, After By-product Credits, per Silver Ounce	$23.78	$20.08

For the three months ended March 31, 2026, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce are higher than the same period in 2025 primarily due to lower silver production and higher profit sharing and incentive compensation costs, partly offset by higher by-product credits.

Keno Hill

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2026	2025
Sales	$46,426	$16,909
Cost of sales and other direct production costs	(17,923)	(13,069)
Depreciation, depletion and amortization	(4,176)	(2,802)
Total cost of sales	(22,099)	(15,871)
Gross profit	$24,327	$1,038
Tons of ore milled	24,274	27,411
Production:
Silver (ounces)	488,719	772,430
Lead (tons)	445	1,031
Zinc (tons)	422	419
Payable metal quantities sold:
Silver (ounces)	418,795	499,252
Lead (tons)	368	691
Zinc (tons)	336	259
Ore grades:
Silver ounces per ton	20.8	29.0
Lead percent	2.0%	4.0%
Zinc percent	2.2%	1.9%
Capital investments	$15,025	$10,436

We have not disclosed cost per ounce statistics for the Keno Hill operation as it has not met our definition of commercial production. See above "Consolidated Results of Operations" for our definition of commercial production. Determination of when those criteria have been met requires the use of judgment, and our definition of commercial production may differ from that of other mining companies.

We acquired our Keno Hill operation as part of the Alexco Resource Corp. acquisition in September 2022 and have focused on development activities and began ramp-up of the mill during the second quarter of 2023. The average mill throughput during the three months ended March 31, 2026, was 276 tons per day (the mine is currently permitted to a maximum of an average of 440 tons per day), with silver grades milled of 20.8 ounces per ton. During the first three months of 2026, the mill has relied on existing ore stockpiles as the mine continues to focus on development and ramp up to higher tonnage rates with mining rates of 276 tons per day during the quarter, with material sourced from both the Bermingham and Flame and Moth deposits. Mill throughput, while currently steady, was negatively impacted in the first quarter by limited ore availability from the Bermingham deposit due to reduced output from the Bear zone and dilution control issues in narrow vein stopes caused by mining remnant areas as we depart that zone and transition into the Arctic zone, as well as by mine sequencing at the Flame and Moth deposit, which was altered as a result of power curtailments by Yukon Energy (the electric utility that supplies the Mine) lasting sixteen days in December 2025 and five days in January 2026 due to extreme cold weather. We expect these impacts to diminish throughout the remainder of the year.

During the three months ended March 31, 2026 and 2025, Keno Hill recorded sales of $46.4 million and $16.9 million, respectively, with the increase due to higher realized prices, partly offset by lower metals sales volumes. As a result of higher revenues, Keno Hill generated gross profit of $24.3 million during the three months ended March 31, 2026 (2025 - $1.0 million). During the quarter, Keno Hill recorded capital investments of $15.0 million, primarily related to $7.0 million of mine development, $1.9 million for underground haul trucks, and $0.8 million for surface equipment.

Prior Period Disruptions and Ongoing Impacts

From commencement of production until late August 2024, ore production and mill throughput generally increased as planned, resulting in higher production levels, although still below the mill’s permitted capacity. Beginning in mid‑2024 and continuing into 2025, however, Keno Hill was impacted by external events that affected permitting, projects and production, and delayed our ability to achieve sustained, profitable operations.

In late June 2024, an unrelated third party, Victoria Gold, experienced a heap leach failure at its Eagle Mine located near Keno Hill. Due to the resulting focus of the Yukon Government (“YG”) and the First Nation of Na‑Cho Nyäk Dun (“FNNND”) on the incident response rather than routine permitting matters, we were required to suspend milling operations at Keno Hill between August 27 and October 26, 2024 while awaiting authorizations and permits.

Beginning in late October 2024, Keno Hill experienced power curtailments after Yukon Energy suffered a turbine failure at its Aishihik hydroelectric plant in Whitehorse. This failure, combined with Yukon Energy’s focus on line maintenance and increased power demand due to cold winter temperatures, resulted in reduced power deliveries to Keno Hill and prevented us from fully powering the mine and mill on multiple occasions in late 2024 and the first quarter of 2025. These power constraints reduced silver production by approximately 130,000 ounces and resulted in approximately $0.5 million of labor costs for idled employees through September 30, 2025. Power conditions improved following the first quarter of 2025 and we do not expect additional curtailments due to the Aishihik turbine, which was successfully repaired in the third quarter of 2025. However, as mentioned above, we experienced power curtailments in the fourth quarter of 2025 and the first quarter of 2026. See the Risk Factor in our 2025 Form 10-K, "We may be subject to a number of unanticipated risks related to inadequate infrastructure."

Current Operational Challenges

Keno Hill continues to face operational challenges that constrain throughput and limit our ability to ramp up production. These challenges include: ore availability and dilution control issues during the transition from the Bear to the Arctic Zone; Flame and Moth mine sequencing; workforce availability and retention in a remote location; execution of infrastructure projects; limited camp capacity; and incremental demands on site infrastructure and resources associated with the ramp‑up of our subsidiary’s environmental remediation services activities at the Keno Hill site.

In addition, deliveries of certain equipment, including haul trucks, a bolter, a scissor deck, and a generator, were delayed during the first quarter. These delays affected capital development activities and, in the future, if delays occur and are not resolved on a timely basis, they could adversely impact mining flexibility and future ore availability.

Permitting and Infrastructure Constraints

Permitting remains one of the most significant factors affecting our ability to achieve sustained, profitable production at Keno Hill. Increasing production requires additional capacity across several operational areas, including tailings storage, waste rock disposal, water treatment and discharge limits, camp accommodation, and reliable power supply. Expanding these capacities requires obtaining new permits or amending existing ones, as well as capital investments to develop the associated infrastructure.

Although progress continues on these permitting matters, the pace of advancement has been affected by delays resulting from the Eagle Mine incident and heightened regulatory focus on the Yukon mining sector.

Tailings Storage

The currently permitted dry‑stack tailings storage area at Keno Hill (Phase 2E) is expected to reach capacity in approximately October 2026. The Phase 2W dry‑stack expansion requires final design approval from the Yukon Government ("YG"). We currently expect such approval by mid‑2026, which would allow Phase 2W to become operational before Phase 2E reaches capacity. If these approvals are not received on a timely basis, milling operations could be curtailed or interrupted. Further in the future, at current mining rates, we project that we would run out of tailings storage space in late 2028. The construction season in the Yukon is approximately April through October, and if permits are received by the first half of 2029, it is possible that tailings expansion could be advanced far enough in 2029 to permit the mill to resume normal production levels, and begin ramping up to higher production levels by the end of 2029. If that were to occur and an alternative plan not developed, milling operations could be curtailed or interrupted.

Quartz Mining License and Water License Amendments

Keno Hill's mill is currently permitted to process up to 440 tons per day (and it has achieved that rate for multiple weeks during test run periods); however, several factors other than mill capacity limit actual throughput, including dry stack tailings capacity and restrictions on waste rock production and disposal. To sustain operations at or near this permitted capacity, we will need to amend our quartz mining license (“QML”) and water license (“WL”) to remove these constraints. The process for securing these amendments includes submission of a Project Proposal to the Yukon Environmental and Socio‑economic Assessment Board (“YESAB”), which we intend to submit by year‑end 2026.

The YG is required to consult with the FNNND on permitting matters, including the YESAB review process. FNNND previously entered into a Cooperation and Benefits Agreement for Keno Hill, and we believe it remains supportive of the project. However, there can be no assurance that such support will continue or that the timing or outcome of the YESAB review will not be affected by FNNND’s position. In addition, FNNND has indicated interest in revisiting the existing Cooperation and Benefits Agreement

("CBA"), including unresolved wealth‑sharing provisions. We do not currently believe that negotiating changes to the CBA would impede the YESAB review process, but it is possible it could.

The YESAB review process is expected to take approximately 12 months, after which applications for amendments to the QML and WL would be submitted to the applicable regulators. We currently estimate that this overall process could be completed by approximately mid‑2029, although each sequential step in this process is subject to its own timing variability, and delays at any stage would affect the overall timeline. There can be no assurance, however, that any of these approvals or amendments will be obtained on this timeline or at all. Construction would commence after receiving the permits.

Waste Rock and Water Management Constraints

Our QML places limits on the cumulative amount of waste rock that may be produced during mining and on waste rock storage capacity and classification. At current mining rates, we project that the waste rock production limit could be reached by approximately mid‑2027, at which point waste rock production would need to be curtailed absent receipt of a QML amendment. If we do not alter mining rates by a sufficient amount or receive changes to our QML (which we are seeking, independent of the QML amendment process described above), it is possible mine production would stop by approximately mid‑2027 until the amended permits are received and related construction completed. Our QML also limits capacity in our waste rock disposal areas, which could become an operational challenge if we are successful in modifying the waste rock production limit.

As we develop new mining zones at Keno Hill, we have periodically encountered higher‑than‑expected groundwater inflows. While we currently remain within permitted water discharge limits, development of new zones could require an amendment to our WL. There can be no assurance that the YG would grant such an amendment. If we are unable to amend our WL on a timely basis and continued development would result in discharges exceeding permitted limits, we may be required to curtail production or adjust mine sequencing to remain in compliance.

See the Risk Factor in our 2025 Form 10‑K, “We are required to obtain governmental permits and other approvals in order to conduct mining operations.”

Strategic Focus and Path to 440 Tons Per Day

As stated above, Keno Hill has generated profits at current throughput rates and metal prices. Our near‑term strategic focus is to advance permitting and execute key infrastructure projects to place the mine on a path toward achieving its currently permitted capacity of 440 tons per day. At that rate and at current prices, we expect Keno Hill would generate sustained positive free cash flow while preserving optionality for potential expansion beyond 440 tons per day. The mill is currently permitted to process up to 440 tons per day, but there are factors other than mill capacity that limit throughput (e.g. dry stack tailings capacity and restrictions on waste rock production and disposal). As discussed above, to sustain operations at or near this permitted capacity, we will need to amend our QML and WL to remove these constraints. Sustained production at this level would require ore from both the Bermingham deposit and the lower‑grade Flame & Moth deposit, and, as discussed above, completion of infrastructure projects, receipt of required permit amendments, continued mine development, and maintenance of social license to operate.

If the prerequisites to continue mining through the mid-2027 to mid-2029 (or later) period – including receipt of QML and WL amendments are not met on a timely basis, our operations and financial results could be materially adversely affected. Even if amended permits are received on a timely basis, there will be a period of time required to construct the associated infrastructure. Given that the overall permitting process involves multiple sequential regulatory steps, each subject to its own timing variability, and risks inherent to construction in Yukon once permits are received, mining rates and continuous operation at Keno Hill between approximately 2027 and 2030 remains uncertain. It is likely that there will be times of curtailed production, if not outright halts to production during that period.

We continue to study the aforementioned issues to develop a plan to optimize Keno Hill for the periods described herein. Such a plan could result in accelerated production schedules and an earlier transition to care and maintenance. Alternatively, such a plan could result in slower mining rates so that curtailment periods are minimized, or possibly eliminated, until permits are received and sustained, profitable production at higher throughput rates is achievable.

If any one of the prerequisites described above is not achieved on a timely basis, or if metal prices decrease materially from current levels, Keno Hill could be placed on care and maintenance. See the Risk Factor in our 2025 Form 10‑K, “We may not realize all of the anticipated benefits from our acquisitions, including our 2022 acquisition of Alexco.”

Corporate Matters

Income Taxes

During the three months ended March 31, 2026, an income and mining tax provision of $50.9 million, resulted in an effective tax rate of 23.6%. This compares to an income and mining tax provision of $15.6 million, which resulted in an effective tax rate of 35.8% for the three months ended March 31, 2025. The comparability of our income and mining tax provision and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates including non-recognition of foreign exchange gains and losses; (v) percentage depletion; and (vi) the non-recognition of tax assets. The effective tax rate will fluctuate, sometimes significantly, period to period. The change in the effective tax rate during the three months ended March 31, 2026, compared to the comparable period in 2025 is primarily related to the reported consolidated income as well as the losses incurred at our consolidated Alexco subsidiaries (that own the Keno Hill mine assets), and our Nevada subsidiaries, for which no tax benefit is recognized due to uncertainty surrounding our ability to utilize these future tax benefits.

Each reporting period we assess our deferred tax balances based on a review of long-range forecasts and quarterly activity. A valuation allowance is provided for deferred tax assets for which it is more likely than not the related tax benefits will not be realized. We analyze our deferred tax assets and, if it is determined that we will not realize all or a portion of our deferred tax assets, we record or increase a valuation allowance. Conversely, if it is determined we will ultimately more likely than not be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact our ability to realize our deferred tax assets. Valuation allowances are provided on deferred tax assets in Nevada, Mexico, and certain Canadian jurisdictions. For additional information, please see risk factors Our accounting and other estimates may be imprecise and Our ability to recognize the benefits of deferred tax assets related to net operating loss carryforwards and other items is dependent on future cash flows generating taxable income in Item 1A - Risk Factors in our 2025 Form 10-K.

Reconciliation of Total Cost of Sales to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations and for the Company for the three months ended March 31, 2026 and 2025.

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

We have not disclosed cost per ounce statistics for the Keno Hill operation as it has not met our definition of commercial production. See above "Consolidated Results of Operations" for our definition of commercial production. Determination of when those criteria have been met requires the use of judgment, and our definition of commercial production may differ from that of other mining companies.

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

In thousands (except per ounce amounts)	Three Months Ended March 31, 2026
	Greens Creek	Lucky Friday	Keno Hill (4)	Corporate (2)	Other (3)	Total Silver and Other
Total cost of sales	$82,358	$48,782	$22,099	$—	$4,939	$158,178
Depreciation, depletion and amortization	(15,983)	(13,609)	(4,176)	—	—	(33,768)
Treatment costs	895	2,553	—	—	—	3,448
Change in product inventory	(5,383)	(1)	—	—	—	(5,384)
Reclamation and other costs	(846)	(195)	—	—	—	(1,041)
Exclusion of Keno Hill cash costs (4)	—	—	(17,923)	—		(17,923)
Exclusion of Other costs (3)	—	—	—	—	(4,939)	(4,939)
Cash Cost, Before By-product Credits (1)	61,041	37,530	—	—	—	98,571
Reclamation and other costs	934	225	—	—	—	1,159
Sustaining capital	6,795	14,263	—	1,008	—	22,066
General and administrative	—	—	—	15,753	—	15,753
AISC, Before By-product Credits (1)	68,770	52,018	—	16,761	—	137,549
By-product credits:
Zinc	(25,369)	—	—	—	—	(25,369)
Gold	(55,214)	—	—	—	—	(55,214)
Lead	(6,037)	(22,591)	—	—	—	(28,628)
Copper	(433)	—	—	—	—	(433)
Total By-product credits	(87,053)	(22,591)	—	—	—	(109,644)
Cash Cost, After By-product Credits	$(26,012)	$14,939	$—	$—	$—	$(11,073)
AISC, After By-product Credits	$(18,283)	$29,427	$—	$16,761	$—	$27,905
Ounces produced	2,177	1,237				3,414
Cash Cost, Before By-product Credits, per Ounce	$28.04	$30.33				$28.87
By-product credits per ounce	(39.98)	(18.26)				(32.11)
Cash Cost, After By-product Credits, per Ounce	$(11.94)	$12.07				$(3.24)
AISC, Before By-product Credits, per Ounce	$31.59	$42.04				$40.28
By-product credits per ounce	(39.98)	(18.26)				(32.11)
AISC, After By-product Credits, per Ounce	$(8.39)	23.78				$8.17

In thousands (except per ounce amounts)	Three Months Ended March 31, 2025
	Greens Creek	Lucky Friday	Keno Hill (4)	Corporate (2)	Other (3)	Total Silver and Other
Total cost of sales	$69,638	$44,049	$15,871	$—	$7,095	$136,653
Depreciation, depletion and amortization	(13,589)	(13,425)	(2,802)	—	—	(29,816)
Treatment costs	2,143	3,963	—	—	—	6,106
Change in product inventory	(901)	(839)	—	—	—	(1,740)
Reclamation and other costs	(307)	(273)	—	—	—	(580)
Exclusion of Keno Hill cash costs (4)	—	—	(13,069)	—	—	(13,069)
Exclusion of Other costs (3)	—	—	—	—	(7,095)	(7,095)
Cash Cost, Before By-product Credits (1)	56,984	33,475	—	—	—	90,459
Reclamation and other costs	757	195	—	—	—	952
Sustaining capital	7,368	14,070	—	1,025	—	22,463
General and administrative	—	—	—	11,999	—	11,999
AISC, Before By-product Credits (1)	65,109	47,740	—	13,024	—	125,873
By-product credits:
Zinc	(23,374)	(6,950)	—	—	—	(30,324)
Gold	(34,977)	—	—	—	—	(34,977)
Lead	(6,091)	(14,043)	—	—	—	(20,134)
Copper	(729)	—	—	—	—	(729)
Total By-product credits	(65,171)	(20,993)	—	—	—	(86,164)
Cash Cost, After By-product Credits	$(8,187)	$12,482	$—	$—	$—	$4,295
AISC, After By-product Credits	$(62)	$26,747	$—	$13,024	$—	$39,709
Divided by ounces produced	2,003	1,332				3,335
Cash Cost, Before By-product Credits, per Ounce	$28.46	$25.13				$27.13
By-product credits per ounce	(32.54)	(15.76)				(25.84)
Cash Cost, After By-product Credits, per Ounce	$(4.08)	$9.37				$1.29
AISC, Before By-product Credits, per Ounce	$32.51	$35.84				$37.75
By-product credits per ounce	(32.54)	(15.76)				(25.84)
AISC, After By-product Credits, per Ounce	$(0.03)	$20.08				$11.91

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

(3)
Other includes $4.9 million and $7.1 million of total cost of sales for the three months ended March 31, 2026, and 2025, respectively.

(4)
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

At March 31, 2026, we had $587.6 million in cash and cash equivalents, of which $14.8 million was held in foreign subsidiaries' local currency that we anticipate utilizing for near-term operating, exploration or capital costs by those foreign subsidiaries. At March 31, 2026, we had no amount drawn on our $225 million credit facility, with $8.0 million used for letters of credit, leaving $217.0 million available for borrowings. We also have USD cash and cash equivalent balances held by our foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from our continuing operations are adequate to fund our operations and corporate activities.

Pursuant to our common stock dividend policy described in Note 12 of Notes to Consolidated Financial Statements in our consolidated financial statements and notes for the year ended December 31, 2025, our Board of Directors declared and paid dividends on our common and preferred stock of $2.8 million (2025: $2.5 million) during the three months ended March 31, 2026. Our common stock dividend policy anticipates paying an annual minimum dividend of $0.015 per share.

The declaration and payment of dividends on our common stock is at the sole discretion of our Board of Directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

Pursuant to our stock repurchase program described in Note 12 of Notes to Consolidated Financial Statements in our consolidated financial statements and notes for the year ended December 31, 2025, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of March 31, 2026 and December 31, 2025, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. We have not repurchased any shares since June 2014.

As discussed in Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) pursuant to an equity distribution agreement dated February 18, 2021, as of March 31, 2026, there were 197,988 remaining shares of our common stock that we may offer and sell from time to time in “at-the-market” offerings. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The equity distribution agreement can be terminated by us at any time. Any sales of shares under that agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3.

As a result of our current cash balances, the expected performance of our operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability under our Credit Agreement, we believe we will be able to meet our obligations and other potential cash requirements during the next 12 months and beyond. While the formerly held Casa Berardi operation was a significant part of our operations, we don't believe its divestiture will have an impact on our ability to meet future obligations due to projected cash flow generation from our remaining operations, as the proceeds were utilized to repay our Senior Notes and eliminate our debt service costs on April 9, 2026. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes; interest payments under our Credit Agreement; care and maintenance costs; capital investments at our operations; potential acquisitions of other mining companies or properties; regulatory matters; litigation; potential repurchases of our common stock under the program described above; and payment of dividends on common stock, if declared by our Board of Directors.

We currently estimate a range of approximately $204 to $223 million will be spent in 2026 on capital expenditures, primarily for equipment, infrastructure, and development at our mines, before any lease financing. We also estimate exploration and pre-development expenditures will total approximately $55 million in 2026. Our expenditures for these items and our related plans for 2026 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans. See the Risk Factor in our 2025 Form 10-K "An extended decline in metals prices, an increase in operating or capital costs, or treatment charges, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations."

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We may also pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

Our liquid assets include (in millions):

	March 31, 2026	December 31, 2025
Cash and cash equivalents held in U.S. dollars	$572.8	$215.1
Cash and cash equivalents held in foreign currency	14.8	26.5
Total cash and cash equivalents	587.6	241.6
Marketable equity securities - current and non-current	178.0	107.5
Total cash, cash equivalents and investments	$765.6	$349.1

Cash and cash equivalents increased by $346.0 million in the first three months of 2026 from cash generated from operations, the proceeds received for disposing of Hecla Quebec, Minera Hecla and marketable securities. Cash held in foreign currencies represents balances in Canadian dollars. The value of our current and non-current marketable equity securities increased by $70.5 million.

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash provided by operating activities from continuing operations (in millions)	$182.9	$27.6

Cash provided by operating activities from continuing operations for the three months ended March 31, 2026, of $182.9 million represents a $155.3 million increase compared to the $27.6 million of cash provided by operating activities from continuing operations during the same period of 2025. $168.6 million of the variance was attributable to higher income adjusted for non-cash items, reflecting higher net income driven by higher revenues, partly offset by a $13.3 million working capital and other asset and liability movement.

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash provided by (used in) investing activities of continuing operations (in millions)	$174.4	$(37.8)

During the three months ended March 31, 2026, cash provided by investing activities of continuing operations increased by $212.2 million, primarily due to the sales of Hecla Quebec and Minera Hecla for total proceeds of $173.3 million, net of transaction costs paid. In addition, we made net investment sales related to our marketable securities portfolio (which includes our SERP assets which are held in a Rabbi Trust) of $39.7 million. Capital investments of $39.3 million across our operations were consistent with the same period in 2025.

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash (used in) provided by financing activities of continuing operations (in millions)	$(5.1)	$15.9

Cash used in financing activities of continuing operations was lower than the same period in 2025 primarily due to the prior period containing net borrowings of $20.0 million on our revolving credit facility. In addition, the following impacted cash used in investing activities for the three months ended March 31, 2026 and 2025:

•
we paid cash dividends on our common and preferred stock totaling $2.8 million and $2.5 million, respectively;
•
we made repayments on our finance leases of $1.2 million and $1.6 million, respectively; and
•
treasury stock acquisitions of $1.2 million.

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash provided by operating activities from discontinued operations (in millions)	$11.3	$8.1

During the three months ended March 31, 2026 and 2025, cash provided by operating activities from discontinued operations was $11.3 million and $8.1 million, respectively. The increase in cash provided by operating activities related to higher operating income due to higher realized prices.

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash used in investing activities of discontinued operations (in millions)	$(8.8)	$(16.3)

During the three months ended March 31, 2026 and 2025, cash used in investing activities from discontinued operations was $8.8 million and $16.3 million, respectively. The decrease in investing activities related to the seasonal variations in our investments at Casa Berardi.

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash used in financing activities of discontinued operations (in millions)	$(8.4)	$(0.7)

During the three months ended March 31, 2026 and 2025, cash used in financing activities from discontinued operations was $8.4 million and $0.7 million, respectively, with the increase used in financing activities related to the early repayment of finance leases.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, credit facility, outstanding purchase orders (including certain capital expenditures) and lease arrangements as of March 31, 2026 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$29,507	$—	$—	$—	$29,507
Credit facility(2)	1,628	2,123	—	—	3,751
Finance lease commitments (3)	3,747	579	—	—	4,326
Operating lease commitments (4)	3,948	7,860	6,702	5,235	23,745
Senior Notes (5)	19,068	279,769	—	—	298,837
Total contractual cash obligations	$57,898	$290,331	$6,702	$5,235	$360,166

(1)
Consists of open purchase orders and commitments of approximately $8.0 million, $8.7 million, $5.0 million and $7.9 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill and Other Operations, respectively.

(2)
The Credit Agreement provides for a $225 million revolving credit facility. We had no amount drawn and $8.0 million in letters of credit outstanding as of March 31, 2026. The amounts in the table above assume no additional amounts will be drawn in future periods, and include only the standby fee on the current undrawn balance and accrued interest. For more information on our credit facility, see Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)
Includes scheduled finance lease payments of $0.5 million, $1.8 million and $2.0 million for equipment at Greens Creek, Lucky Friday and Keno Hill, respectively.

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

(5)
On February 19, 2020, we completed an offering of $475 million in aggregate principal amount of our Senior Notes due February 15, 2028. The Senior Notes bear interest at a rate of 7.25% per year, with interest payable on February 15 and August 15 of each year, of which $212 million were partially redeemed on August 18, 2025. On April 9, 2026, we redeemed the outstanding Senior Notes of $263 million for $265.8 million, including $2.8 million of accrued interest. See Notes 8 and 14 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters. At March 31, 2026, our liabilities for these matters totaled $126.4 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At March 31, 2026, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Guarantor Subsidiaries

Presented below are Hecla’s unaudited interim condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries of the Senior Notes (see Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information). The Guarantors consist of the following of Hecla's 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Montana, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Mines Management, Inc.; Newhi, Inc.; Montanore Minerals Corp.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; Hecla Juneau Mining Company; Klondex Holdings Inc.; Klondex Gold & Silver Mining Co.; Klondex Midas Holdings Limited; Klondex Aurora Mine Inc.; Klondex Hollister Mine Inc.; and Alexco Resource Corp. We completed the offering of the Senior Notes on February 19, 2020 under our shelf registration statement previously filed with the SEC.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of March 31, 2026
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$399,934	$3,401	$184,215	$—	$587,550
Other current assets	38,359	324,451	14,873	(7,592)	370,091
Property, plants, equipment and mine development, net	296	2,122,421	492	—	2,123,209
Intercompany receivable (payable)	(691,491)	(101,324)	784,522	8,293	—
Investments in subsidiaries	2,902,908	(52)	—	(2,902,856)	—
Other non-current assets	430,028	61,547	356,044	(552,176)	295,443
Total assets	$3,080,034	$2,410,444	$1,340,146	$(3,454,331)	$3,376,293
Liabilities and Stockholders' Equity
Current liabilities	$72,237	$128,802	$17,582	$(24,772)	$193,849
Long-term debt	262,073	573	—	—	262,646
Non-current portion of accrued reclamation	—	113,997	5	—	114,002
Non-current deferred tax liability	151,006	181,651	12,219	(150,807)	194,069
Other non-current liabilities	23,908	207,515	185,337	(375,846)	40,914
Stockholders' equity	2,570,810	1,777,906	1,125,003	(2,902,906)	2,570,813
Total liabilities and stockholders' equity	$3,080,034	$2,410,444	$1,340,146	$(3,454,331)	$3,376,293

	As of December 31, 2025
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$210,465	$18,559	$12,534	$—	$241,558
Other current assets	56,469	336,575	46,258	(92,301)	347,001
Property, plants, equipment and mine development, net	296	2,122,194	8,091	—	2,130,581
Intercompany receivable (payable)	(685,894)	(367,211)	667,695	385,410	—
Investments in subsidiaries	2,842,226	(52)	—	(2,842,174)	—
Other non-current assets	672,380	15,646	200,970	(799,220)	89,776
Assets of discontinued operations	—	751,729	—	—	751,729
Total assets	$3,095,942	$2,877,440	$935,548	$(3,348,285)	$3,560,645
Liabilities and Stockholders' Equity
Current liabilities	$86,837	$166,108	$46,907	$(108,646)	$191,206
Long-term debt	261,947	1,224	—	—	263,171
Non-current portion of accrued reclamation	—	111,027	1,464	—	112,491
Non-current deferred tax liability	131,136	27,039	(590)	—	157,585
Other non-current liabilities	24,376	207,966	198,983	(397,413)	33,912
Liabilities of discontinued operations	—	210,634	—	—	210,634
Stockholders' equity	2,591,646	2,153,442	688,784	(2,842,226)	2,591,646
Total liabilities and stockholders' equity	$3,095,942	$2,877,440	$935,548	$(3,348,285)	$3,560,645

Unaudited Interim Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2026
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(10,205)	$423,277	$—	$(1,639)	$411,433
Cost of sales	—	(125,715)	—	1,305	(124,410)
Depreciation, depletion, amortization	—	(33,768)	—	—	(33,768)
General and administrative	(4,877)	(9,923)	(953)	—	(15,753)
Exploration and pre-development	(223)	(4,729)	336	—	(4,616)
Equity in earnings of subsidiaries	171,727	—	—	(171,727)	—
Other income (expense)	58,429	(18,537)	5,438	(62,663)	(17,333)
Income before income and mining taxes	214,851	230,605	4,821	(234,724)	215,553
Income and mining tax provision	(50,198)	(59,054)	(4,647)	62,999	(50,900)
Net income from continuing operations	164,653	171,551	174	(171,725)	164,653
Net loss from discontinued operations, net of taxes	(183,681)	—	—	—	(183,681)
Preferred stock dividends	(132)	—	—	—	(132)
Net loss applicable to common stockholders	$(19,160)	$171,551	$174	$(171,725)	$(19,160)

Net income from continuing operations	164,653	171,551	174	(171,725)	164,653
Other comprehensive loss	(2,157)	—	—	—	(2,157)
Comprehensive income from continuing operations	$162,496	$171,551	$174	$(171,725)	$162,496
Comprehensive loss from discontinued operations	(183,681)	—	—	—	(183,681)
Comprehensive loss	$(21,185)	$171,551	$174	$(171,725)	$(21,185)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risks and risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at March 31, 2026, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Part II, Item 1A. - Risk Factors of this Form 10-Q, Part I, Item 1A. – Risk Factors of our 2025 Form 10-K).

Metals Prices

Changes in the market prices of silver, gold, lead, zinc and copper can significantly affect our profitability and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our 2025 Form 10-K). We utilize collars and financially-settled forward and put option contracts to manage our exposure to changes in prices for silver, gold, zinc and lead.

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer. Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our 2025 Form 10-K). At March 31, 2026, hedged metals contained in concentrate sales and exposed to future price changes totaled 0.4 million ounces of silver, 1,000 ounces of gold, 5,975 tons of zinc and 7,100 tons of lead. If the price for each metal were to change by 10%, the change in the total value of the hedged concentrates sold would be approximately $6.9 million. As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited), we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc, lead and copper sales.

Commodity-Price Risk Management

See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for a description of our commodity-price risk management program.

Foreign Currency Risk Management

We operate and have mining interests in Canada, which exposes us to risks associated with fluctuations in the exchange rates between the USD and the CAD. We determined the functional currency for our Canadian operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD to USD are recorded to earnings each period. For the three months ended March 31, 2026, we recognized a net foreign exchange gain of $0.5 million and a net foreign exchange loss of $0.4 million for the three months ended March 31, 2025. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at March 31, 2026 would have resulted in a change of approximately $0.2 million in our net foreign exchange gain or loss. We do not hedge the remeasurement of monetary assets and liabilities. We do hedge some of our operating and capital costs denominated in CAD.

See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for a description of our foreign currency risk management program.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of March 31, 2026 , in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. On March 25, 2026, we disposed of Hecla Quebec, and as a result, from March 25, 2026, controls related to the divested operation are no longer included within the scope of our internal controls over financial reporting. Other than this change, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

Part II - Other Information

Hecla Mining Company and Subsidiaries

Item 1. Legal Proceedings

For information concerning legal proceedings, refer to Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited), which is incorporated by reference into this Item 1.

Item 1A. Risk Factors

Item 1A. – Risk Factors of our 2025 Form 10-K set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this Quarterly Report.

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – March 31, 2026

Index to Exhibits

Exhibit Number	Description
4.1(a)

Indenture, dated as of February 19, 2020, by and among Hecla Mining Company and The Bank of New York Mellon Trust Company, N.A., as trustee. File as exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 19, 2020 (File No. 1-8491) and incorporated herein by reference.

4.1(b)

First Supplemental Indenture, dated as of February 19, 2020, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as guarantors hereto, and the Bank of New York Mellon Trust, N.A., as Trustee. Filed as exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on February 19, 2020 (File No. 1-8491) and incorporated herein by reference.

4.1(c)

Second Supplemental Indenture, dated as of February 6, 2023, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors hereto, and the Bank of New York Mellon Trust, N.A., as Trustee. Filed as exhibit 4.1(c) to Registrant’s Form 10-Q for the quarter ended March 31, 2023, filed on April 10, 2023 (File No. 1-8491). and incorporated herein by reference.

4.2	Form of 7.250% Senior Note due 2028 (included in Exhibit 4.1(b).
10.1*

Form of Change in Control and Severance Agreement dated April 13, 2026, between Registrant and Kari Moyes. Identical Change in Control and Severance Agreements entered into between the Registrant and each of Russell Lawlar and David Sienko on June 20, 2025, and each of Kurt Allen, Carlos Aguiar, Robert Brown, and Patrick Malone on June 5, 2025.(1)

10.2

Form of Indemnification Agreement dated April 13, 2026, between Registrant and Kari Moyes. Identical Indemnification Agreements were entered into between the Registrant and Charles B. Stanley on May 4, 2007, David C. Sienko on January 29, 2010, Robert D. Brown on January 4, 2016, Catherine J. Boggs on January 1, 2017, Alice Wong on February 26, 2021, Russell D. Lawlar on March 1, 2021, Kurt Allen on July 1, 2021, Carlos Aguiar on August 16, 2023, Mark P. Board on February 22, 2024, Jill Satre on October 16, 2024, Rob Krcmarov on November 7, 2024, Patrick Malone on April 7, 2025, and Dean R. Gehring on May 21, 2025. Filed as exhibit 10.7 to Registrant’s Form 10-K for the year ended December 31, 2024 (File No. 1-8491) and incorporated herein by reference. (1)

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

(1) Indicates a management contract or compensatory plan or arrangement

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

HECLA MINING COMPANY
(Registrant)

Date:	May 5, 2026	By:	/s/ Rob Krcmarov
Rob Krcmarov, President and Chief Executive Officer,
Director

Date:	May 5, 2026	By:	/s/ Russell D. Lawlar
Russell D. Lawlar, Senior Vice President,
Chief Financial Officer