Form 10-Q
period 2026-06-30
HECLA MINING CO/DE/
filed 2026-08-04
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding July 31, 2026
Common stock, par value $0.25 par value per share	671,768,431

Hecla Mining Company

Form 10-Q

For the Quarter Ended June 30, 2026

INDEX*

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Income - Three Months Ended and Six Months Ended June 30, 2026 and 2025	3
	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2026 And 2025	4
	Condensed Consolidated Balance Sheets - June 30, 2026 and December 31, 2025	5
	Condensed Consolidated Statements of Changes in Stockholders' Equity – Three Months Ended and Six Months Ended June 30, 2026 and 2025	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
	Forward-Looking Statements	26
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
	Overview	27
	Consolidated Results of Operations	29
	Reconciliation of Costs Applicable to Sales to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)	41
	Financial Liquidity and Capital Resources	46
	Contractual Obligations, Contingent Liabilities and Commitments	49
	Off-Balance Sheet Arrangements	49
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	51

PART II.	OTHER INFORMATION	52

Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	53
Signatures		54
*Items 2 and 3 of Part II are omitted as they are not applicable.

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Sales	$333,851	$218,992	$745,284	$424,326
COSTS AND EXPENSES
Costs applicable to sales (1)	117,283	102,400	241,693	209,237
Depreciation, depletion and amortization	36,772	31,313	70,540	61,129
General and administrative	15,173	12,540	30,926	24,539
Exploration and pre-development	11,681	8,737	16,297	13,050
Care and maintenance	3,062	4,165	6,308	7,471
Provision for closed operations and environmental matters	1,329	844	2,626	1,634
Other operating expense, net	2,853	1,026	8,089	1,894
Total costs and expenses	188,153	161,025	376,479	318,954
Income from operations	145,698	57,967	368,805	105,372
Other expense:
Interest expense	(2,413)	(10,948)	(8,069)	(22,340)
Fair value adjustments, net	(9,246)	4,450	(15,191)	7,838
Net foreign exchange loss	(4,445)	(3,793)	(3,947)	(4,160)
Other income	7,049	1,345	10,598	2,287
Total other expense	(9,055)	(8,946)	(16,609)	(16,375)
Income before income and mining taxes	136,643	49,021	352,196	88,997
Income and mining tax provision	(18,767)	(22,111)	(69,667)	(37,748)
Income from continuing operations	117,876	26,910	282,529	51,249
Income (loss) from discontinued operations, net of taxes	—	30,795	(183,681)	35,328
Net income	$117,876	$57,705	$98,848	$86,577
Preferred stock dividends	(132)	(138)	(264)	(276)
Net income applicable to common stockholders	$117,744	$57,567	$98,584	$86,301

Comprehensive income:
Income from continuing operations	$117,876	$26,910	$282,529	$51,249
Change in fair value of derivative contracts designated as hedge transactions and other	(8,144)	3,253	(10,301)	5,687
Comprehensive income from continuing operations	$109,732	$30,163	$272,228	$56,936
Comprehensive income (loss) from discontinued operations	—	30,795	(183,681)	35,328
Comprehensive income	$109,732	$60,958	$88,547	$92,264

Net income (loss) per common share:
Basic:
Continuing operations	$0.18	$0.04	$0.42	$0.08
Discontinued operations	—	0.05	(0.27)	0.06
Basic income per common share after preferred dividends	$0.18	$0.09	$0.15	$0.14

Diluted income (loss) per share:
Continuing operations	$0.17	$0.04	$0.42	$0.08
Discontinued operations	—	0.05	(0.27)	0.06
Diluted income per common share after preferred dividends	$0.17	$0.09	$0.15	$0.14

Weighted average number of common shares outstanding - basic	670,763	636,928	670,579	634,339
Weighted average number of common shares outstanding - diluted	675,886	639,739	675,865	636,991
(1) Excludes depreciation, depletion and amortization

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025
Operating activities:
Net income	$98,848	$86,577
Less: (Loss) income from discontinued operations, net of taxes	(183,681)	35,328
Income from continuing operations	$282,529	$51,249
Non-cash elements included in net income:
Depreciation, depletion and amortization	71,382	62,671
Inventory adjustments	—	2,370
Fair value adjustments, net	15,191	(7,838)
Provision for reclamation and closure costs	3,728	3,179
Stock-based compensation	6,081	4,923
Deferred income taxes	35,977	32,405
Net foreign exchange loss	3,947	4,160
Other non-cash items, net	1,640	588
Change in assets and liabilities:
Accounts receivable	20,206	(10,078)
Inventories	(14,882)	(15,595)
Other current and non-current assets	(57,613)	5,632
Accounts payable, accrued and other current liabilities	(8,099)	(3,635)
Accrued payroll and related benefits	3,730	7,876
Accrued taxes	(5,973)	(964)
Accrued reclamation and closure costs and other non-current liabilities	(3)	(912)
Cash provided by operating activities of continuing operations	357,841	136,031
Cash provided by operating activities of discontinued operations	11,324	61,503
Net cash provided by operating activities	369,165	197,534
Investing activities:
Additions to property, plant and mine development	(78,407)	(80,514)
Proceeds from sale of Hecla Quebec, net of transaction costs	178,181	—
Proceeds from sale of Minera Hecla	5,228	—
Proceeds from sales of investments	117,359	3,696
Purchases of investments	(56,419)	—
Proceeds from asset dispositions	739	128
Net cash provided by (used in) investing activities of continuing operations	166,681	(76,690)
Net cash used in investing activities of discontinued operations	(8,799)	(31,624)
Net cash provided by (used in) investing activities	157,882	(108,314)
Financing activities:
Proceeds from sale of common stock, net	63	174,132
Acquisition of treasury stock	(4,528)	(885)
Borrowing of debt	—	133,000
Repayment of debt	(263,000)	(117,000)
Dividends paid to common and preferred stockholders	(5,298)	(5,023)
Repayments of finance leases and other	(3,746)	(3,082)
Net cash (used in) provided by financing activities of continuing operations	(276,509)	181,142
Net cash used in financing activities of discontinued operations	(8,431)	(1,138)
Net cash (used in) provided by financing activities	(284,940)	180,004
Effect of exchange rates on cash	(187)	479
Net increase in cash, cash equivalents and restricted cash and cash equivalents	241,920	269,703
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	242,732	28,045
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$484,652	$297,748
Reconciliation of cash and cash equivalents and restricted cash and cash equivalents above
Cash and cash equivalents	$483,482	$296,565
Non-current restricted cash and cash equivalents	$1,170	$1,183
Total cash and cash equivalents and restricted cash and cash equivalents as reported on the consolidated cash flow statement	$484,652	$297,748
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,628	$21,387
Cash paid for income and mining taxes, net	$59,228	$6,217
Significant non-cash investing and financing activities:
Common stock issued as incentive compensation	$1,382	$2,503
Common stock issued for 401(k) match	$1,313	$2,605
Common shares and royalty asset received for sale of Hecla Quebec	$130,026	$—

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$483,482	$241,558
Accounts receivable:
Trade	127,416	170,230
Other, net	42,553	12,019
Inventories:
Product inventories	36,832	26,518
Materials and supplies	59,907	55,169
Current investments	1,858	59,644
Other current assets	19,923	23,421
Assets of discontinued operations	—	40,785
Total current assets	771,971	629,344
Non-current investments	152,543	47,842
Restricted cash and cash equivalents	1,170	1,174
Property, plants, equipment and mine development, net	2,137,252	2,130,581
Operating lease right-of-use assets	8,290	8,859
Other non-current assets	114,051	31,901
Assets of discontinued operations	—	710,944
Total assets	$3,185,277	$3,560,645
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$71,285	$77,592
Accrued payroll and related benefits	32,546	30,228
Accrued taxes	17,215	18,544
Finance leases	5,171	4,262
Accrued reclamation and closure costs	10,902	13,795
Accrued interest	—	7,678
Derivative liabilities	9,689	37,181
Other current liabilities	1,741	1,926
Liabilities of discontinued operations	—	40,358
Total current liabilities	148,549	231,564
Accrued reclamation and closure costs	116,690	112,491
Long-term debt including finance leases	7,563	263,171
Deferred tax liabilities	198,902	157,585
Other non-current liabilities	35,749	33,912
Liabilities of discontinued operations	—	170,276
Total liabilities	507,453	968,999
Commitments and contingencies (Notes 4, 7, 8, and 11)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, June 30, 2026 - 150,736 shares issued and outstanding and December 31, 2025 - 153,956 shares, liquidation preference — $7,550	38	39
Common stock, $0.25 par value, authorized 1,250,000,000 shares; issued June 30, 2026 — 680,925,226 shares and December 31, 2025 — 679,220,408 shares	170,115	169,689
Capital surplus	2,650,243	2,643,211
Accumulated deficit	(88,593)	(182,143)
Accumulated other comprehensive loss, net	(13,635)	(3,334)
Less treasury stock, at cost; June 30, 2026 — 9,190,886 and December 31, 2025 — 8,920,348 shares issued and held in treasury	(40,344)	(35,816)
Total stockholders’ equity	2,677,824	2,591,646
Total liabilities and stockholders’ equity	$3,185,277	$3,560,645

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars are in thousands, except for share and per share amounts)

	Three Months Ended June 30, 2026
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, April 1, 2026	$39	$169,779	$2,647,282	$(203,819)	$(5,491)	$(36,977)	$2,570,813
Net income	—	—	—	117,876	—	—	117,876
Stock-based compensation expense	—	—	1,914	—	—	—	1,914
Stock-based compensation distributed (1,247,619 shares)	—	312	(312)	—	—	(3,367)	(3,367)
Common stock issued for preferred stock conversion (10,354 shares)	(1)	2	(1)	—	—	—	—
Common stock issued to directors (86,532 shares)	—	22	1,360	—	—	—	1,382
Common stock ($0.00375 per share) and Series B Preferred stock ($0.875 per share) dividends declared	—	—	—	(2,650)	—	—	(2,650)
Other comprehensive loss	—	—	—	—	(8,144)		(8,144)
Balances, June 30, 2026	$38	$170,115	$2,650,243	$(88,593)	$(13,635)	$(40,344)	$2,677,824

	Three Months Ended June 30, 2025
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, net	Treasury Stock	Total
Balances, April 1, 2025	$39	$160,228	$2,423,631	$(467,168)	$(7,832)	$(34,931)	$2,073,967
Net income	—	—	—	57,705	—	—	57,705
Stock-based compensation expense	—	—	1,953	—	—	—	1,953
Stock-based compensation distributed (669,735 shares)	—	287	(287)	—	—	(885)	(885)
Common stock issued to directors (179,836 shares)	—	41	993	—	—	—	1,034
Common stock issued for 401(k) match (229,832 shares)	—	64	1,322	—	—	—	1,386
Common stock ($0.00375 per share) and Series B Preferred stock ($0.875 per share) dividends declared	—	—	—	(2,512)	—	—	(2,512)
Common stock issued under ATM program (29,008,536 shares), net	—	7,252	166,880	—	—	—	174,132
Other comprehensive income	—	—	—	—	3,253	—	3,253
Balances, June 30, 2025	$39	$167,872	$2,594,492	$(411,975)	$(4,579)	$(35,816)	$2,310,033

	Six Months Ended June 30, 2026
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2026	$39	$169,689	$2,643,211	$(182,143)	$(3,334)	$(35,816)	$2,591,646
Net income	—	—	—	98,848	—	—	98,848
Stock-based compensation expense	—	—	4,699	—	—	—	4,699
Stock-based compensation distributed (1,534,669 shares)	—	384	(384)	—	—	(4,528)	(4,528)
Common stock issued for warrant (8,000 shares) and preferred stock conversion (10,354 shares)	(1)	4	60	—	—	—	63
Common stock issued to directors (86,532 shares)	—	22	1,360	—	—	—	1,382
Common stock issued for 401(k) match (65,263 shares)	—	16	1,297	—	—	—	1,313
Common stock ($0.00375 per share) and Series B Preferred stock ($0.875 per share) dividends declared	—	—	—	(5,298)	—	—	(5,298)
Other comprehensive loss	—	—	—	—	(10,301)	—	(10,301)
Balances, June 30, 2026	$38	$170,115	$2,650,243	$(88,593)	$(13,635)	$(40,344)	$2,677,824

	Six Months Ended June 30, 2025
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, net	Treasury Stock	Total
Balances, January 1, 2025	$39	$160,052	$2,418,149	$(493,529)	$(10,266)	$(34,931)	$2,039,514
Net income	—	—	—	86,577	—	—	86,577
Stock-based compensation expense	—	—	3,889	—	—	—	3,889
Stock-based compensation distributed (1,146,510 shares)	—	287	(287)	—	—	(885)	(885)
Stock issued for incentive compensation (477,775 shares)	—	119	2,384	—	—	—	2,503
Common stock issued to directors (179,836 shares)	—	41	993	—	—	—	1,034
Common stock ($0.0075 per share) and Series B Preferred stock ($1.75 per share) dividends declared	—	—	—	(5,023)	—	—	(5,023)
Common stock issued under ATM program (29,008,536 shares), net	—	7,252	166,880	—	—	—	174,132
Common stock issued for 401(k) match (482,722 shares)	—	121	2,484	—	—	—	2,605
Other comprehensive income	—	—	—	—	5,687		5,687
Balances, June 30, 2025	$39	$167,872	$2,594,492	$(411,975)	$(4,579)	$(35,816)	$2,310,033

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1. Basis of Preparation of Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Hecla Mining Company and its subsidiaries (collectively, “Hecla,” “the Company,” “we,” “our,” or “us,” except where the context requires otherwise) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required annually by accounting principles generally accepted in the United States of America (“GAAP”). Therefore, this information should be read in conjunction with the Company’s consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

On March 25, 2026, we completed the previously announced sale of our wholly owned subsidiary Hecla Quebec Inc. (“Hecla Quebec”), which owned the Casa Berardi mine and other exploration properties in Quebec, Canada, to Orezone Gold Corporation (“Orezone”) for total undiscounted consideration of up to $601.7 million. The transaction represents a strategic shift that has a major effect on our operations and financial results and therefore, beginning with the quarterly report on Form 10-Q for the period ending March 31, 2026, the Casa Berardi operation is no longer a reportable segment and its financial results are reflected in our condensed consolidated financial statements as a discontinued operation for all periods presented, including prior periods which have been recast to reflect this presentation. Unless otherwise specified, these notes to the unaudited interim condensed consolidated financial statements reflect continuing operations. See Note 13. Sale of Hecla Quebec Inc. and Discontinued Operations for additional information.

During the six months ended June 30, 2026, we also completed the sale of our immaterial Mexican subsidiaries, Minera Hecla and Industrias Hecla, as we executed on our strategic decision to exit Mexico. Minera Hecla was engaged in rehabilitation activities of the former San Sebastian mine site. Total cash consideration of $5.2 million was received, and we recognized a loss of $2.4 million.

Note 2. Business Segments and Sales of Products

We discover, acquire and develop mines and other mineral interests and produce and market (i) concentrates containing silver, gold, lead, zinc, and copper, and (ii) doré containing silver and gold. We are currently organized and managed in three segments: Greens Creek, Lucky Friday, and Keno Hill.

We regularly review our segment reporting for alignment with our strategic goals and operational structure as well as for evaluation of business performance and the allocation of resources by our President and Chief Executive Officer, who has been identified as our Chief Operating Decision Maker ("CODM"). The CODM evaluates the performance for all of our reportable segments based on gross profit. For all segments, the CODM uses segment gross profit to assess segment performance and allocate resources for each segment predominantly in the annual budget and quarterly forecasting process. The CODM considers budget to actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments. Significant segment expenses that drive the financial performance of our reportable segments are (i) salaries, wages and other benefits, (ii) contractors, (iii) materials and consumables, (iv) change in product inventory, and (v) other direct production costs. In further evaluating the operational performance of each segment, the CODM also considers the amount of metal production versus budget, and the grade of the metal processed.

General corporate activities not associated with operating mines and their various exploration activities, as well as idle properties and environmental remediation services in the Yukon, Canada, are presented as “other.” The nature of the items that reconcile gross profit (loss) to income before income and mining taxes are not related to our reportable segments.

The tables below present information about our reportable segments for the three and six months ended June 30, 2026 and 2025 (in thousands):

Three months ended June 30, 2026	Greens Creek	Lucky Friday	Keno Hill	Total Reportable Segments	Other	Total

Metal sales	$165,333	$123,221	$34,468	$323,022	$—	$323,022
Environmental remediation services	—	—	—	—	10,829	10,829
Intersegment sales	—	—	2,234	2,234	—	2,234
Reconciliation of sales	165,333	123,221	36,702	325,256	10,829	336,085
Elimination of intersegment sales	—	—	(2,234)	(2,234)	—	(2,234)
Total consolidated sales						333,851
Salaries, wages and other benefits	19,224	18,665	8,739	46,628	111	46,739
Contractors	2,717	4,082	4,018	10,817	10,651	21,468
Materials and consumables	26,722	10,575	7,957	45,254	(511)	44,743
Product inventory change	(9,606)	1,457	(490)	(8,639)	—	(8,639)
Other direct production costs	10,854	191	1,912	12,957	15	12,972
Depreciation, depletion and amortization	14,314	16,951	5,507	36,772	—	36,772
Gross profit	$101,108	$71,300	$6,825	$179,233	$563	$179,796
Other operating expenses (a)						34,098
Income from operations						145,698
Other Expense:
Interest expense						(2,413)
Fair value adjustments, net						(9,246)
Foreign exchange gain, net						(4,445)
Other income						7,049
Income before income and mining taxes						$136,643

Capital additions	$12,070	$16,681	$7,236	$35,987	$3,155	$39,142

(a) Other operating expense items include general and administrative, exploration and pre-development, care and maintenance, provision for closed operations and environmental matters, and other operating expense, net.

Three months ended June 30, 2025	Greens Creek	Lucky Friday	Keno Hill	Total Reportable Segments	Other	Total

Metal sales	$122,002	$64,273	$26,121	$212,396	$—	$212,396
Environmental remediation services	—	—	—	—	6,596	6,596
Intersegment sales	—	—	1,201	1,201	—	1,201
Reconciliation of sales	122,002	64,273	27,322	213,597	6,596	220,193
Elimination of intersegment sales	—	—	(1,201)	(1,201)	—	(1,201)
Total consolidated sales						218,992
Salaries, wages and employee benefits	18,281	14,559	7,209	40,049	138	40,187
Contractors	1,557	3,828	3,886	9,271	6,419	15,690
Materials and consumables	25,400	10,899	8,050	44,349	68	44,417
Product inventory change	(9,234)	(476)	1,968	(7,742)	—	(7,742)
Other direct production costs	10,020	201	(373)	9,848	—	9,848
Depreciation, depletion and amortization	12,897	13,275	5,141	31,313	—	31,313
Gross profit (loss)	$63,081	$21,987	$240	$85,308	$(29)	$85,279
Other operating expenses (a)						27,312
Income from operations						57,967

Other Expense:
Interest expense						(10,948)
Fair value adjustments, net						4,450
Foreign exchange gain, net						(3,793)
Other income						1,345
Income before income and mining taxes						$49,021

Capital additions	$8,397	$15,942	$17,045	$41,384	$1,292	$42,676

(a) Other operating expense items include general and administrative, exploration and pre-development, care and maintenance, provision for closed operations and environmental matters, and other operating expense, net.

Six months ended June 30, 2026	Greens Creek	Lucky Friday	Keno Hill	Total Reportable Segments	Other	Total

Metal sales	$416,332	$232,577	$80,894	$729,803	$—	$729,803
Environmental remediation services	—	—	—	—	15,481	15,481
Intersegment sales	—	—	3,873	3,873	—	3,873
Reconciliation of sales	416,332	232,577	84,767	733,676	15,481	749,157
Elimination of intersegment sales	—	—	(3,873)	(3,873)	—	(3,873)
Total consolidated sales						745,284
Salaries, wages and other benefits	39,806	39,188	17,636	96,630	289	96,919
Contractors	5,422	8,038	6,269	19,729	15,291	35,020
Materials and consumables	54,317	21,020	15,230	90,567	(417)	90,150
Product inventory change	(4,223)	1,164	(3,708)	(6,767)	—	(6,767)
Other direct production costs	20,964	733	4,632	26,329	42	26,371
Depreciation, depletion and amortization	30,297	30,560	9,683	70,540	—	70,540
Gross profit	$269,749	$131,874	$31,152	$432,775	$276	$433,051
Other operating expenses (a)						64,246
Income from operations						368,805
Other Expense:
Interest expense						(8,069)
Fair value adjustments, net						(15,191)
Foreign exchange loss, net						(3,947)
Other income						10,598
Income before income and mining taxes						$352,196

Capital additions	$18,183	$33,699	$22,261	$74,143	$4,264	$78,407

(a) Other operating expense items include general and administrative, exploration and pre-development, care and maintenance, provision for closed operations and environmental matters, and other operating expense, net.

Six months ended June 30, 2025	Greens Creek	Lucky Friday	Keno Hill	Total Reportable Segments	Other	Total

Metal sales	$240,145	$127,467	$43,030	$410,642	$—	$410,642
Environmental remediation services	—	—	—	—	13,684	13,684
Intersegment sales	—	—	2,187	2,187	—	2,187
Reconciliation of sales	240,145	127,467	45,217	412,829	13,684	426,513
Elimination of intersegment sales	—	—	(2,187)	(2,187)	—	(2,187)
Total consolidated sales						424,326
Salaries, wages and employee benefits	36,534	29,335	13,681	79,550	196	79,746
Contractors	2,462	7,691	7,437	17,590	13,350	30,940
Materials and consumables	51,065	22,322	14,044	87,431	174	87,605
Product inventory change	(8,333)	706	(5,994)	(13,621)	—	(13,621)
Other direct production costs	20,345	(419)	4,641	24,567	—	24,567
Depreciation, depletion and amortization	26,486	26,700	7,943	61,129	—	61,129
Gross profit (loss)	$111,586	$41,132	$1,278	$153,996	$(36)	$153,960
Other operating expenses (a)						48,588
Income from operations						105,372
Other Expense:
Interest expense						(22,340)
Fair value adjustments, net						7,838
Foreign exchange gain, net						(4,160)
Other income						2,287
Income before income and mining taxes						$88,997

Capital additions	$19,156	$31,388	$27,481	$78,025	$2,489	$80,514

(a) Other operating expense items include general and administrative, exploration and pre-development, care and maintenance, provision for closed operations and environmental matters, and other operating expense, net.

Other sales for the three and six months ended June 30, 2026 is solely comprised of revenue from our environmental remediation services subsidiary in the Yukon. During the three and six months ended June 30, 2026, Keno Hill sold $2.2 million (2025: $1.2 million) and $3.9 million (2025: $2.2 million), respectively, of precious metals concentrate to Greens Creek which is eliminated upon consolidation.

Sales by metal for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Silver	$213,728	$122,475	$509,361	$240,452
Gold	43,205	38,872	100,182	70,231
Lead	24,364	21,476	46,661	43,582
Zinc	37,470	31,138	74,343	64,263
Copper	8	979	420	1,370
Less: Smelter and refining charges	4,247	(2,544)	(1,164)	(9,256)
Total metal sales	323,022	212,396	729,803	410,642
Environmental remediation services	10,829	6,596	15,481	13,684
Total sales	$333,851	$218,992	$745,284	$424,326

Sales of metals for the three and six months ended June 30, 2026 include net gains of $9.9 million (2025: $3.3 million) and for the six months ended June 30, 2026, net losses of $0.3 million (2025: $2.0 million), on derivative contracts for silver, lead, and zinc. See Note 8 for more information.

The following table presents total assets by reportable segment as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Total assets:
Greens Creek	$660,706	$640,011
Lucky Friday	664,035	688,997
Keno Hill	496,117	505,205
Other	1,364,419	974,703
Total assets of reportable segments	3,185,277	2,808,916
Assets of discontinued operations	—	751,729
Total assets	$3,185,277	$3,560,645

Note 3. Income and Mining Taxes

Major components of our income and mining tax for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Current:
Domestic	$(11,912)	$(2,271)	$(33,114)	$(5,328)
Foreign	1,244	(15)	(576)	(15)
Total current income and mining tax provision	(10,668)	(2,286)	(33,690)	(5,343)
Deferred:
Domestic	(9,098)	(18,571)	(34,143)	(30,295)
Foreign	999	(1,254)	(1,834)	(2,110)
Total deferred income and mining tax provision	(8,099)	(19,825)	(35,977)	(32,405)
Total income and mining tax provision	$(18,767)	$(22,111)	$(69,667)	$(37,748)

The income and mining tax provision for the three and six months ended June 30, 2026 and 2025 varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax income primarily due to the impact of taxation in foreign jurisdictions, domestic and foreign mining taxes, percentage depletion, non-recognition of net operating losses, the tax effect of Global Intangible Low-Taxed Income and subpart F income inclusion, foreign exchange gains and losses in certain jurisdictions, and the tax effects of the entity classification election discussed below.

For the three and six months ended June 30, 2026, we used the annual effective tax rate method to calculate the income and mining tax provision. During the quarter we filed and were approved for an Entity Classification Election to classify Klondex Mines Unlimited Liability Co as a disregarded entity effective January 1, 2026. Effective January 1, 2026, the Klondex (USA) Group joined the US consolidated Hecla Mining Company Group's income tax filings. Due to this change in entity classification, we released a portion of the valuation allowance and revalued the state deferred tax liabilities in our Klondex USA tax group. These amounts were treated as discrete adjustments within the tax provision.

We file income tax returns in U.S. federal and state jurisdictions. Our Canadian subsidiaries file income tax returns in Canada, as well as in the province of British Columbia, and the Yukon Territory. We will be filing a final income tax return for Hecla Quebec Inc. for the disposition of the Casa Berardi mine during the third quarter of 2026.

Note 4. Employee Benefit Plans

We sponsor defined benefit pension plans covering all non-hourly U.S. employees hired prior to July 2024 and our hourly workers at the Lucky Friday mine, as well as a Supplemental Excess Retirement Plan ("SERP") covering certain eligible employees.

Net periodic pension cost for the plans consisted of the following for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service cost	$999	$1,068	$1,998	$2,136
Interest cost	2,181	2,094	4,362	4,188
Expected return on plan assets	(2,969)	(3,251)	(5,938)	(6,502)
Amortization of prior service cost	20	20	40	40
Amortization of net loss	—	326	—	652
Net periodic pension cost	$231	$257	$462	$514

For the three and six months ended June 30, 2026 and 2025, the service cost component of net periodic pension cost is included in the same line items of our condensed consolidated financial statements as other employee compensation costs. For the three and six months ended June 30, 2026, the net benefit related to all other components of net periodic pension cost of $0.8 million (2025: $0.8 million) and $1.5 million (2025: $1.6 million), respectively, is included in other income on our condensed consolidated statements of operations and comprehensive income.

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

Potential dilutive shares of common stock include outstanding unvested restricted stock awards, deferred restricted stock units, unvested performance-based units, and convertible preferred stock (collectively referred to as dilutive units) for all periods presented.

The following table represents net income (loss) per common share – basic and diluted (in thousands, except income
(loss) per share):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator
Income from continuing operations	$117,876	$26,910	$282,529	$51,249
Income (loss) from discontinued operations	—	30,795	(183,681)	35,328
Preferred stock dividends	(132)	(138)	(264)	(276)
Net income applicable to common stockholders	$117,744	$57,567	$98,584	$86,301

Denominator
Basic weighted average common shares	670,763	636,928	670,579	634,339
Dilutive units	5,123	2,811	5,286	2,652
Diluted weighted average common shares	675,886	639,739	675,865	636,991

Basic income per share:
Income from continuing operations	$0.18	$0.04	$0.42	$0.08
Income (loss) from discontinued operations	—	0.05	(0.27)	0.06
Basic earnings per common share	$0.18	$0.09	$0.15	$0.14

Diluted income per common share
Income from continuing operations	$0.17	$0.04	$0.42	$0.08
Income (loss) from discontinued operations	—	0.05	(0.27)	0.06
Diluted income per common share	$0.17	$0.09	$0.15	$0.14

Note 6. Stockholders’ Equity

Warrants

We have 2,060,000 warrants outstanding at June 30, 2026, (December 31, 2025: 2,068,000 warrants) following the conversion of 8,000 warrants during the six months ended June 30, 2026, each with an exercise price of $8.02. The 2,060,000 warrants outstanding expire in April 2032. The warrants were issued as part of the Klondex acquisition purchase consideration in July 2018. Each warrant entitles the warrant holder to purchase one share of our common stock. We received $64,000 for the 8,000 warrants converted.

At-The-Market ("ATM") Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between us and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including our share price, our cash resources, potential use of proceeds, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any sales of shares under the agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. We did not sell any shares under ATM during the six months ended June 30, 2026. Since inception, we have sold 59,802,012 shares under the ATM for total proceeds of $348.5 million, net of commissions and fees of $5.4 million.

Preferred Stock

During six months ended June 30, 2026, 3,220 shares of Preferred Stock were converted into 10,354 shares of our common stock.

Stock-based Compensation Plans

We have stock incentive plans for executives, directors, and eligible employees, under which performance stock units, restricted stock units, and shares of common stock are granted. For the three and six months ended June 30, 2026, stock-based compensation expense for restricted stock units and performance-based grants to employees, totaled $2.0 million (2025: $3.0 million) and $4.8 million (2025: $4.9 million), respectively. At June 30, 2026, there was $22.3 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.5 years.

The following table summarizes the stock-based compensation grants awarded during the three and six months ended June 30, 2026:

Grant date	Award type	Number granted	Grant date fair value per share
June 23, 2026	Restricted stock	573,134	15.98
June 23, 2026	Performance based	311,244	23.33

Pursuant to our directors stock plan, 86,532 shares (2025: 179,836) with a value of $1.4 million (2025: $1.0 million) were awarded to our directors and recorded as stock-based compensation expense during the three and six months ended June 30, 2026.

In connection with the vesting of incentive and share-based compensation, certain employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which we withhold the number of shares necessary to satisfy such tax withholding obligations and pay the obligations in cash. As a result, in the three and six months ended June 30, 2026, we withheld 223,404 shares valued at $3.3 million, or $15.07 per share and 270,538 shares valued at $4.5 million, or $16.74 per share, respectively. For the three and six months ended June 30, 2025, we withheld 151,976 shares valued at $0.9 million, or $5.82 per share.

Common and Preferred Stock Dividends

During the first two quarters of 2026, our Board of Directors declared and we paid a quarterly dividend of $0.00375 per common share, pursuant to our dividend policy. In addition, during the first two quarters of 2026, our Board of Directors declared and paid quarterly dividends of $0.875 on its Series B Cumulative Convertible Preferred Stock.

Accumulated Other Comprehensive Income (Loss), Net ("AOCI")

The following table lists the beginning balance, quarterly activity, and ending balances, net of income and mining tax, of each component of “Accumulated Other Comprehensive Income (Loss), net” (in thousands):

	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	AOCI
Balance January 1, 2026	$1,505	$(4,839)	$(3,334)
Other comprehensive loss before reclassification	(1,507)	—	(1,507)
Reclassification from AOCI to sales	(2,310)	—	(2,310)
Reclassification from AOCI to costs applicable to sales	349	—	349
Reclassification from AOCI to fair value adjustments, net	525	—	525
Provision for income taxes	786	—	786
Balance March 31, 2026	$(652)	$(4,839)	$(5,491)
Other comprehensive loss before reclassification	(5,887)	—	(5,887)
Reclassification from AOCI to sales	747	—	747
Provision for income taxes	(3,004)	—	(3,004)
Balance June 30, 2026	$(8,796)	$(4,839)	$(13,635)

Balance January 1, 2025	$5,994	$(16,260)	$(10,266)
Other comprehensive gain before reclassification	3,688	—	3,688
Reclassification from AOCI to sales	(2,178)	—	(2,178)
Reclassification from AOCI to discontinued operations	1,825	—	1,825
Provision for income taxes	(901)	—	(901)
Balance March 31, 2025	$8,428	$(16,260)	$(7,832)
Other comprehensive gain before reclassification	6,919	$—	$6,919
Reclassification from AOCI to sales	(3,502)	—	(3,502)
Reclassification from AOCI to discontinued operations	1,007	—	1,007
Provision for income taxes	(1,171)	—	(1,171)
Balance June 30, 2025	$11,681	$(16,260)	$(4,579)

Note 7. Debt, Credit Agreement and Leases

On April 9, 2026, we repaid the remaining $263 million of our 7.25% Senior Notes ("Senior Notes") for a total payment of $265.8 million, including interest of $2.8 million. The full redemption of the Senior Notes resulted in a loss on extinguishment of $0.9 million related to the remaining portion of deferred debt issuance costs, which were recorded as part of Interest expense in our Consolidated Statement of Operations and Comprehensive Income. At December 31, 2025, our debt consisted entirely of our Senior Notes.

The following table summarizes our long-term debt balances as of December 31, 2025 (in thousands):

December 31, 2025
Senior Notes
Principal	$263,000
Unamortized discount/premium and issuance costs	(1,053)
Total debt	$261,947

The following table summarizes the scheduled annual future payments, including interest, for our finance and operating leases as of June 30, 2026 (in thousands). Operating leases are included in other current and non-current liabilities on our condensed consolidated balance sheets. See Note 11 for more information.

Twelve-month period ending June 30,	Finance Leases	Operating Leases
2027	$5,821	$1,464
2028	2,422	1,501
2029	2,422	1,506
2030	2,422	1,381
2031	1,211	928
Thereafter	—	5,055
	14,298	11,835
Less: effect of discounting	(1,564)	(3,091)
Total	$12,734	$8,744

Credit Agreement

On May 3, 2024 we entered into an amended revolving credit agreement with various financial institutions (the "Lenders"), which provided the Company with borrowing capacity up to $225 million, plus a $75 million accordion option, with a maturity date of July 21, 2028 (accelerated to August 15, 2027 if our Senior Notes were not refinanced by that date), the proceeds may be used for general corporate purposes.

At June 30, 2026, we had no amounts drawn and $3.5 million of outstanding letters of credit under the Credit Agreement. Letters of credit that are outstanding reduce availability under the Credit Agreement.

We believe we were in compliance with all covenants under the Credit Agreement as of June 30, 2026.

Note 8. Derivative Instruments

General

Our current risk management policy provides that up to 75% of the next five years of our foreign currency, lead and zinc metals prices and silver and gold price exposure may be covered under a derivatives program with certain other limitations. Within this period we can hedge up to 100% of a specific exposure, provided the derivative allows us to participate 100% in the upside. Our program also utilizes derivatives to manage price risk exposure created from the date when revenue is recognized from a shipment of concentrate until final settlement.

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

Foreign Currency

Our wholly-owned non-US subsidiaries owning the Keno Hill operation are USD-functional currency entities which routinely incur Canadian dollar ("CAD") denominated expenses. Such expenses expose us to exchange rate fluctuations, for which we have a program to manage our exposure to fluctuations of these subsidiaries' future CAD denominated operating and capital costs. The program utilizes forward contracts to buy CAD, and are not designated as cash flow hedges.

During the six months ended June 30, 2026, realized losses of $0.9 million related to derivatives designated to our previously held Casa Berardi operation were transferred from accumulated other comprehensive (loss) into discontinued operations (three and six months ended June 30, 2025: $1.0 million loss and $2.8 million loss, respectively).

As of June 30, 2026, we have a total of 135 forward contracts outstanding to buy a total of CAD $91.8 million having a notional amount of USD $66.3 million to provide economic hedges to the following exposures in 2026 and 2027:

•
Forecasted cash operating expenditures at Keno Hill of CAD $51.3 million at an average CAD-to-USD exchange rate of 1.3814.
•
Forecasted capital expenditures at Keno Hill of CAD $29.8 million at an average CAD-to-USD exchange rate of 1.3857.
•
Forecasted exploration expenditures at Keno Hill of CAD $7.3 million at an average CAD-to-USD exchange rate of 1.388.
•
Forecasted Corporate expenditures of CAD $3.3 million at an average CAD-to-USD exchange rate of 1.3817.

As of June 30, 2026 and December 31, 2025, we recorded the following balances for the fair value of the forward contracts (in millions):

	June 30,	December 31,
Balance sheet line item:	2026	2025
Other current assets	$0.3	$1.1
Other current liabilities	2.1	(0.8)

For the three and six months ended June 30, 2026, net losses of $3.6 million and $3.3 million, respectively, (2025: $5.4 million and $5.5 million gain), were recognized.

Metals Prices

We currently utilize a combination of derivatives including financially-settled forward contracts, commodity price collars, and commodity price put options to manage the exposure to:

•
changes in prices of silver, gold, zinc, and lead contained in our concentrate shipments between the time of shipment and final settlement; and
•
changes in prices of zinc, lead, and silver contained in our forecasted future concentrate shipments.

The following tables summarize the quantities of metals committed under forward metals contracts at June 30, 2026 and December 31, 2025 which are designated and accounted for as cash flow hedges:

June 30, 2026	Pounds under contract (in 000's)		Average price per pound
	Zinc	Lead	Zinc	Lead
	(pounds)	(pounds)	(pounds)	(pounds)
Contracts on provisional sales
2026 settlements	23,920	15,432	$1.37	$1.02
Contracts on forecasted sales
2026 settlements	18,574	8,818	$1.32	$0.98
2027 settlements	53,242	—	$1.41	$—

December 31, 2025	Pounds under contract (in 000's)		Average price per ounce/pound
	Zinc	Lead	Zinc	Lead
	(pounds)	(pounds)	(pounds)	(pounds)
Contracts on provisional sales
2026 settlements	18,850	13,117	$1.37	$1.05
Contracts on forecasted sales
2026 settlements	53,407	42,108	1.33	1.02
2027 settlements	23,810	—	1.36	N/A

We utilize Collars to manage our exposure to changes in the price of precious metals in both our provisional concentrate sales and forecasted Keno Hill future concentrate shipments. These Collars provide us a contractual right to receive at least the minimum price if market prices fall below the minimum price level specified in the contracts, while limiting our potential gains to the maximum price level specified in the contracts, should market prices rise higher. This strategy helps protect us from significant price drops while still allowing for some upside participation within the minimum and maximum price range. For the three and six months ended June 30, 2026, these Collars had net gains of $12.6 million and net losses of $9.7 million, respectively (three and six months ended June 30, 2025: $0.8 million and $0.2 million loss, respectively). The collars are not designated as cash flow hedges.

The following table summarizes the quantities of silver and gold ounces committed under collars at June 30, 2026.

Settlement Period	Ounces under contract		Average strike price per silver ounce		Average strike price per gold ounce
	Silver (ounces)	Gold (ounces)	Minimum ($)	Maximum ($)	Minimum ($)	Maximum ($)
Contracts on provisional sales
2026 settlements	475,000	370	72.60	82.35	4,600.00	4,900.00

In December 2025, we entered into financially-settled put option contracts to manage the exposure of future silver sales to potential declines in silver market prices. These put options give us the option, but not the obligation, to realize established prices on quantities of silver to be sold in the future. For the three and six months ended June 30, 2026, we recognized net losses of $6.4 million and $7.6 million, respectively, on these puts. The following table summarizes the quantities of metals for which we have entered into put contracts and the strike price as of June 30, 2026:

Settlement Period	Production Protected (in 000's)	Strike price per ounce
	Silver (ounces)	($)
Contracts on forecasted sales
2026 settlements	6,767	50.00

We recorded the following balances for the fair value of our metals price contracts as of June 30, 2026 and December 31, 2025 (in millions):

	June 30,	December 31,
Balance sheet line item:	2026	2025
Other current assets	$10.4	$8.6
Other non-current assets	—	7.2
Other current liabilities	(7.6)	(36.4)
Other non-current liabilities	(4.5)	(1.9)

Net unrealized losses of $14.9 million related to the effective portion of the forward metals contracts designated as hedges were included in accumulated other comprehensive (loss) as of June 30, 2026. Unrealized gains and losses will be transferred from accumulated other comprehensive income (loss) to current earnings as the underlying forecasted sales are recognized. We estimate $12.3 million in net unrealized losses included in accumulated other comprehensive income (loss) as of June 30, 2026 will be reclassified to current earnings in the next twelve months.

During the three months ended June 30, 2026, we recognized a net gain of $9.9 million (2025: $3.3 million gain), including a $0.7 million loss transferred from accumulated other comprehensive income (loss) (2025: $3.0 million gain). During the six months ended June 30, 2026, we recognized a net loss of $0.3 million (2025: $2.0 million loss), including a $1.6 million gain transferred from accumulated other comprehensive income (loss) (2025: $5.7 million gain). These gains and losses were recognized on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which are included in sales. The net losses and gains recognized on the contracts offset gains and losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead, and zinc prices between the time of sale and final settlement.

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross-default provisions which provide that a default under our Credit Agreement would cause a default under the derivative contract. As of June 30, 2026, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these agreements was $21.5 million as of June 30, 2026, which includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at June 30, 2026, we could have been required to settle our obligations under the agreements at their termination value of $21.5 million.

Note 9. Fair Value Measurement

Fair value adjustments, net is comprised of the following (in thousands):

	For the three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Loss on derivative contracts	$(10,638)	$(416)	$(20,973)	$(669)
Gain on sale of equity securities investments	70	—	23,745	—
Unrealized gain (loss) on equity securities investments	1,322	4,866	(17,963)	8,507
Total fair value adjustments, net	$(9,246)	$4,450	$(15,191)	$7,838

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

Description	Balance at June 30, 2026	Balance at December 31, 2025	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$483,482	$241,558	Level 1
Current and non-current investments:
Equity securities	154,401	107,486	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	127,416	170,230	Level 2
Restricted cash and cash equivalent balances:
Certificates of deposit and other deposits	1,170	1,174	Level 1
Derivative contracts - current and non-current derivative assets:
Foreign exchange contracts	306	1,127	Level 2
Metal forward contracts	10,371	15,840	Level 2
Gold-price contingent asset	4,210	—	Level 2

Liabilities:
Derivative contracts - current and non-current derivative liabilities:
Foreign exchange contracts	$2,100	$829	Level 2
Metal forward contracts	12,138	38,273	Level 2

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

We use financially-settled forward contracts to manage exposure to changes in the exchange rate between USD and CAD, and the impact on CAD-denominated operating and capital costs incurred at our Keno Hill operation (see Note 8 for more information). The fair value of each contract represents the present value of the difference between the forward exchange rate for the contract settlement period as of the measurement date and the contract settlement exchange rate.

We use derivative contracts to (i) manage the exposure to changes in prices of silver, gold, zinc, and lead contained in our concentrate shipments that have not reached final settlement and (ii) manage the exposure to changes in prices of gold, zinc, and lead contained in our forecasted future sales (see Note 8 for more information). The fair value of each forward contract represents the present value of the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price.

The gold-price linked contingent assets were part of the consideration for the sale of Hecla Quebec to Orezone (see Note 13). The contingent assets are valued quarterly using an option pricing model with observable inputs.

The Credit Agreement, which we consider to be Level 1 in the fair value hierarchy, has a carrying and fair value of nil.

Note 10. Product Inventories

Our major components of product inventories are (in thousands):

	June 30, 2026	December 31, 2025
Concentrates	$26,983	$15,656
Stockpiled ore	9,849	10,862
Total product inventories	$36,832	$26,518

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

Contingencies Relating to former Casa Berardi Segment

In May 2023, the wall of an impoundment dam (HM3) storing mixed waste material (i.e. clay, till, and rock, but not tailings or other deleterious materials) stripped during open pit mining at our former Casa Berardi mine experienced a slip resulting in the waste material being mobilized downstream. The incident was investigated by the Quebec Ministry of Environment, Fight Against Climate Change, Wildlife and Parks. This investigation resulted in the issuance in July 2026 of four Statements of Offence by the Directeur des poursuites criminelles et pénales (the Quebec authority responsible for prosecuting penal violations of environmental legislation) against Orezone Quebec Inc. (formerly Hecla Quebec Inc.), alleging non-compliance with the conditions of HM3's waste storage authorization and an unauthorized release of contaminants in connection with the incident described above, and seeking penalties, costs, and contributions of approximately $2.7 million in the aggregate. We are reviewing the Statements of Offence and anticipate engaging in negotiations with the government regarding these allegations.

Under the terms of our sale of Hecla Quebec to Orezone, we have agreed to reimburse Orezone for any financial penalties, fines, charges, surcharges, or other amounts payable as a result of the HM3 incident described above, excluding any remediation, closure or similar work at HM3 or any costs associated therewith. We are not liable for any portion of such penalties resulting from actions taken at Casa Berardi after closing. Another term of the transaction provides Orezone with a set-off right to reduce future deferred cash payments owed to us if the financial assurance required under Casa Berardi’s updated closure plan exceeds $150 million. Specifically, Orezone may reduce such future payments by 50% of any amount by which the required financial assurance exceeds $150 million, excluding amounts arising from the mine's post-closing actions that increase the closure scope beyond what was contemplated at the time of sale. On May 13, 2026, the Quebec Ministry of Natural Resources and Forests approved the updated closure plan for Casa Berardi and fixed the total required financial assurance at CAD $237,143,712. Because this amount exceeds the $150 million threshold, Orezone has a right to reduce future deferred cash payments by 50% of the excess, converted to U.S. dollars in accordance with the terms of the purchase agreement, excluding amounts arising from the mine's post-closing actions that increase the closure scope beyond what is currently contemplated. We have accrued $11.5 million for the liability.

Debt

See Note 7 for information on the commitments related to our debt arrangements as of June 30, 2026.

Other Commitments

Our contractual obligations as of June 30, 2026 included open purchase orders and commitments of $9.0 million, $9.4 million and $13.4 million, for various capital and non-capital items at Greens Creek, Lucky Friday, and Keno Hill, respectively. We also have total commitments of $14.3 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, and Keno Hill units, and total commitments of $11.8 million relating to payments on operating leases (see Note 7 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of June 30, 2026, we had surety bonds totaling $221.7 million and letters of credit totaling $3.5 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

Other Contingencies

We also have certain other contingencies resulting from litigation, claims, EPA investigations, and other commitments and are subject to a variety of environmental and safety laws and regulations incident to the ordinary course of business. We currently have no basis to conclude that any or all of such contingencies will materially affect our financial position, results of operations, or cash flows. However, in the future, there may be changes to these contingencies, or additional contingencies may occur, any of which might result in an accrual or a change in current accruals recorded by us, and there can be no assurance that their ultimate disposition will not have a material adverse effect on our financial position, results of operations, or cash flows.

Note 12. Recent Accounting Pronouncements

Accounting Standard Updates that Became Effective in the Current Period

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU expands an existing scope exception under ASC 815 to exclude certain contracts with underlyings based on the operations or activities of one of the parties, such as contingent payments the Company will receive related to the permitting success of two open pits at Casa Berardi. The ASU is effective for annual periods beginning after December 15, 2026, including interim periods therein. We early adopted ASU 2025-07 during the six months ended June 30, 2026.

Accounting Standards Updates to Become Effective in Future Periods

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which includes amendments to require the disclosure of certain specific costs and expenses that are included in a relevant expense caption on the face of the income statement. Specific costs and expenses that would be required to be disclosed include: (i) purchases of inventory, (ii) employee compensation, (iii) depreciation, (iv) depreciation, depletion and amortization from oil and gas, and other extractive sector activities, and (v) intangible asset amortization. Additionally, a qualitative description of other items is required, equal to the difference between the relevant expense caption and the separately disclosed specific costs. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, and are applied either prospectively or retrospectively at the option of the Company. We are evaluating the impact of the amendments on our consolidated financial statements and disclosures.

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
o
A fair value of $3.3 million for two annual gold-price related payments of $5 million each should the average gold price exceed $4,200/oz for the first and second years following closing
o
A fair value of $9.9 million for two contingent payments of $10 million each due upon issuance of certain permits to open pit mine two additional identified orebodies
o
A fair value of $22.7 million for certain future gold production-based royalty payments with an undiscounted value of up to $211 million ($80/ounce for the first 500,000 ounces, then $180/ounce thereafter from future open pit operations)

Orezone has a set-off right to reduce the unpaid balance of the Deferred Cash Consideration by 50% of the amount by which the financial assurance required by the Quebec government under the updated Casa Berardi closure plan exceeds $150 million, excluding increases caused by Orezone's post-closing actions. The closure excess amount has been included in determining the fair value of the Deferred Cash consideration.

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

The fair value of each Contingent Cash Consideration payment to be received was determined by using an option pricing model, with significant assumptions including the following: expected success and timing of permitting, the timing of when production would commence, forward gold prices, and Orezone's estimated credit rating. The Company concluded that each contingent consideration payment to be received is a financial asset as it will be settled in cash. The Company next evaluated whether each contingent consideration payment is within the scope of ASC 815 "Derivatives and Hedging" or not. For the contingent consideration payment to be received linked to future gold prices, we concluded that the underlying being the gold price is a market rate, and that the fair value of this contingent consideration payment is assessed at each reporting date, with changes in fair value recorded in earnings. The contingent consideration payments linked to future assets have been classified as current and non-current receivables, which is included in other current and non-current assets on the Condensed Consolidated Balance Sheet, due to being contractual rights to receive cash at 12 and 24 months, and have been recorded at fair value.

For the contingent consideration payments linked to permitting success and future production following permitting success, we concluded these contingent consideration payments are not within the scope of ASC 815, "Derivatives and Hedging" as the receipt of the permits and future production are subject to operational and/or regulatory factors. The Company elected to follow the guidance in ASC 450, Contingencies which requires subsequent assessment for indicators of impairment. Additionally, payment received in excess of initial fair value recorded will be recognized as gains in the period received. The contingent consideration payments linked to permitting success and future production following permitting success, have been classified as non-current receivables, which is included in other non-current assets on the Condensed Consolidated Balance Sheet.

We recognized a loss of $192.5 million, upon the sale of Hecla Quebec which is reported within loss from discontinued operations, net of income and mining taxes on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Below is a summary of Hecla Quebec's results from discontinued operations for the six months ended June 30, 2026, three and six months ended June 30, 2025, and statement of financial position as of December 31, 2025.

Hecla Quebec Inc.

Results of Discontinued Operations

(Dollars are in Thousands)

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2026	June 30, 2025
Sales	$85,035	$70,284	$141,040
COSTS AND EXPENSES
Costs applicable to sales (1)	44,944	37,629	87,057
Depreciation, depletion and amortization	5,846	932	14,415
Exploration and pre-development	72	1,051	260
Other operating income, net	(1,616)	—	(1,431)
Total costs and expenses	49,246	39,612	100,301
Income from discontinued operations	35,789	30,672	40,739
Other expense:
Interest expense	(151)	(91)	(310)
Fair value adjustments, net	5,165	(2,231)	5,404
Net foreign exchange loss	276	—	287
Other income	166	—	166
Total other expense (income)	5,456	(2,322)	5,547
Income of discontinued operations	41,245	28,350	46,286
Loss on disposal of Hecla Quebec Inc.	—	(192,482)	—
Income and mining tax provision	(10,450)	(19,549)	(10,958)
Income (loss) from discontinued operations, net of taxes	$30,795	$(183,681)	$35,328
(1) Excludes depreciation, depletion and amortization

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

Forward-Looking Statements

Certain statements contained in this Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk, are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include our current expectations and projections about future results, performance, results of litigation, prospects and opportunities, including reserves and other mineralization. We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “feel,” “plan,” “estimate,” “project,” “forecast”, and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of risks, uncertainties, and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part II, Item 1A. - Risk Factors of this Form 10-Q and Part I, Item 1A. – Risk Factors in our 2025 Form 10-K. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “Hecla,” “the Company,” “we,” “us”, and “our” refer to Hecla Mining Company and its consolidated subsidiaries, except where the context requires otherwise. You should read this discussion in conjunction with our consolidated financial statements, the related MD&A, and the discussion of our Business and Properties in our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K"), filed with the United States Securities and Exchange Commission (the “SEC”). The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Forward-Looking Statements” above for further discussion). References to “Notes” are Notes included in our Notes to Condensed Consolidated Financial Statements (Unaudited). Throughout this MD&A, all references to income or losses per share are on a diluted basis.

Overview

Hecla Mining Company stands as North America's premier silver producer, with a rich heritage dating back to 1891. Our operations at Greens Creek, Lucky Friday, and Keno Hill combined to produce 37% of total 2025 silver production in the U.S. and Canada, complemented by significant gold production from Greens Creek. Our strategic positioning in the stable jurisdictions of the U.S. and Canada provides us with distinct operational advantages and reduced political risk compared to our global peers. Our operational and strategic framework centers on four core pillars:

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
o
A fair value of $3.3 million for two annual gold-price related payments of $5 million each should the average gold price exceed $4,200/oz for the first and second years following closing
o
A fair value of $9.9 million for two contingent payments of $10 million each due upon issuance of certain permits to open pit mine two additional identified orebodies
o
A fair value of $22.7 million for certain future gold production-based royalty payments with an undiscounted value of up to $211 million ($80/ounce for the first 500,000 ounces, then $180/ounce thereafter from future open pit operations)

Orezone has a set-off right to reduce the unpaid balance of the Deferred Cash Consideration payments by 50% of the amount by which the financial assurance required by the Quebec government under the updated Casa Berardi closure plan exceeds $150 million, excluding increases caused by Orezone's post-closing actions. The closure excess amount has been included in determining the fair value of the Deferred Cash Consideration.

The sale of Hecla Quebec represents disciplined portfolio optimization and focuses capital allocation on our silver assets, which we believe to represent significant growth and value creation opportunities. We have solidified our revenue exposure to silver and we are focused on operating in what we view to be the most favorable jurisdictions. We used the cash proceeds from the transaction for debt reduction and balance sheet strengthening, enhancing our financial flexibility and capacity to invest in strategic growth investments.

We determined that the sale of Hecla Quebec represents a strategic shift that has a major effect on our operations and financial results and therefore, beginning in the first quarterly report on Form 10-Q for the period ending March 31, 2026, the Casa Berardi operation is no longer a reportable segment and its financial results are reflected in the Company’s unaudited interim condensed consolidated financial statements as a discontinued operation for all periods presented. Unless otherwise specified, the discussion of financial results within this Item 2 MD&A will focus on our continuing operations, in relation to the respective comparative periods which have been recast to reflect the continuing operations of our business.

Second Quarter 2026 Highlights

Operational Achievements:

•
Production - We produced 4.2 million ounces of silver, compared to 4.5 million ounces in the second quarter of 2025, primarily due to lower throughput and grades at Greens Creek. We produced 14,199 ounces of gold at Greens Creek, a decrease compared to 17,750 ounces produced in the second quarter of 2025, driven by lower throughput and grades.

Financial Performance:

•
Revenue Generation - Generated sales of $333.9 million, a 52% increase over the second quarter of 2025.
•
Income from continuing operations and shareholder returns - Generated income from continuing operations of $117.9 million, compared to $26.9 million in the second quarter of 2025 and returned $2.5 million in dividends to common stockholders.
•
Investments in Continuing Operations - Made capital investments of $39.1 million, including $12.1 million at Greens Creek, $16.7 million at Lucky Friday and $7.2 million at Keno Hill.

Year to date 2026 Highlights

Operational Achievements:

•
Leading North American Silver Producer - Through the completion of the sale of Hecla Quebec, we have solidified our position as North America's premier silver producer.
•
Production - We produced 8.1 million ounces of silver, compared to 8.6 million ounces of silver in 2025, primarily due to lower grades at Keno Hill and throughput at Greens Creek, partly offset by higher grades at Lucky Friday. At Greens Creek, we produced 27,085 ounces of gold, a decrease compared to 31,509 ounces produced in 2025, driven by lower grade and throughput.

Financial Performance:

•
Revenue Generation - Generated sales of $745.3 million, a 76% increase over 2025.
•
Income from continuing operations and shareholder returns - Generated income from continuing operations of $282.5 million, compared to $51.2 million in the 2025 period and returned $5.0 million in dividends to common stockholders.
•
Investments in Continuing Operations - Made capital investments of $78.4 million, including $18.2 million at Greens Creek, $33.7 million at Lucky Friday and $22.3 million at Keno Hill.

Growth Pipeline

We are evaluating several organic growth opportunities that may leverage existing infrastructure, operational expertise, and permitting frameworks.

At Greens Creek, we are evaluating a proposed pyrite concentrate circuit that, if developed, could recover additional silver and gold that currently report to tailings. Preliminary engineering and metallurgical work indicates the potential for incremental future silver and gold production from this circuit, possibly as soon as late 2027 or the first half of 2028. These estimates are preliminary and remain subject to significant technical, economic, permitting, metallurgical, and other uncertainties, and the project has not been approved for construction.

We are also evaluating the potential to reprocess all or part of the existing dry-stack tailings facility at Greens Creek. This project could recover additional silver and gold currently contained in tailings material, subject to further metallurgical testing and the identification of a suitable third-party processing arrangement.

Lastly, we continue to evaluate the potential restart of our fully permitted Midas mill in northern Nevada. Any restart would depend on, among other things, our ability to expand the existing high-grade gold and silver resource to a scale sufficient to support a sustainable operation.

Each of these opportunities remains in varying stages of engineering, metallurgical evaluation, permitting review, and economic analysis. The timing, scope, and ultimate development of these opportunities may influence future capital allocation decisions, exploration expenditures, and sustaining or growth capital requirements, and may require the receipt of additional permits, approvals, and other authorizations. We have not approved construction or development of any of these projects, and any decision to proceed would require further technical, economic, and regulatory review and approval by management and, where applicable, our Board of Directors.

There is no assurance that any of these opportunities will be developed, or that if developed, will be completed on the timeline or with the results currently anticipated.

See Item 1A. "Risk Factors" in Part II of this report.

External Factors that Impact our Results

Our financial results vary as a result of fluctuations in market prices primarily for silver and, to a lesser extent, gold, zinc, lead, and copper. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. To date, tariffs have not materially impacted our financial results. However, future tariffs or other global trade restraints could impact our performance. Historically our US operations have had significant sales into China and Canada, and each of those countries is or could be subject to tariffs, and each has or may retaliate in kind. Notwithstanding these recent developments, we believe that the outlook for precious metals fundamentals is favorable due to macro-economic factors such as geopolitical uncertainty and global growth expectations, which have resulted in significant volatility in the financial and commodities markets, including the precious metals market. See Item 1A. “Risk Factors” contained in Part I of our 2025 Form 10-K for further discussion. Because we cannot control the price of our products, except to the extent we have entered into hedging transactions, the key measures that management focuses on in operating our business are production volumes, payable sales volumes, Cash Cost, After By-product Credits, per Ounce (non-GAAP) and All-In Sustaining Cost, After By-product Credits, per Ounce (“AISC”) (non-GAAP), operating cash flows, capital investments, free cash flow (non-GAAP), and adjusted EBITDA (non-GAAP). The average realized prices for all metals sold by us continued to exhibit significant volatility during the period. We have also experienced significant cost inflation across our operations, principally associated with higher energy prices, increased costs for other consumables such as reagents, explosives, steel, and higher labor and contractor costs.

Consolidated Results of Continuing Operations

Total sales for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Silver	$213,728	$122,475	$509,361	$240,452
Gold	43,205	38,872	100,182	70,231
Lead	24,364	21,476	46,661	43,582
Zinc	37,470	31,138	74,343	64,263
Copper	8	979	420	1,370
Less: Smelter and refining charges	4,247	(2,544)	(1,164)	(9,256)
Total metal sales	323,022	212,396	729,803	410,642
Environmental remediation services	10,829	6,596	15,481	13,684
Total sales	$333,851	$218,992	$745,284	$424,326

Environmental remediation services revenue is generated by performing remediation work in the historical Yukon Territory mining district on behalf of the Canadian government. The scope and estimated cost of all work is agreed to in advance by the Canadian government, and the expenses incurred are passed through to the government for reimbursement with minimal operating income generated by us in performing this work.

Total metal sales for the three and six months ended June 30, 2026 and 2025, and the approximate variances attributed to differences in metals prices, sales volumes, and smelter terms, were as follows:

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Three months ended June 30, 2025	$122,475	$38,872	$53,593	$(2,544)	$212,396
Variances - 2026 versus 2025:
Price	95,748	8,849	8,278	—	112,875
Volume	(4,495)	(4,516)	(29)	—	(9,040)
Smelter terms	—	—	—	6,791	6,791
Three months ended June 30, 2026	$213,728	$43,205	$61,842	$4,247	$323,022

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Six months ended June 30, 2025	$240,452	$70,231	$109,215	$(9,256)	$410,642
Variances - 2026 versus 2025:
Price	271,335	31,309	11,961	—	314,605
Volume	(2,426)	(1,358)	248	—	(3,536)
Smelter terms	—	—	—	8,092	8,092
Six months ended June 30, 2026	$509,361	$100,182	$121,424	$(1,164)	$729,803

The fluctuation in sales for the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily due to the following:

•
Higher average realized prices for all metals compared to the same period in 2025. The table below summarizes average spot prices and our average realized prices for the commodities we sell:

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Silver –	London PM Fix ($/ounce)	$73.44	$33.63	$78.92	$32.77
	Realized price per ounce	$63.06	$34.82	$73.14	$34.20
Gold –	London PM Fix ($/ounce)	$4,517	$3,279	$4,696	$3,071
	Realized price per ounce	$4,256	$3,314	$4,620	$3,148
Lead –	LME Final Cash Buyer ($/pound)	$0.89	$0.88	$0.88	$0.89
	Realized price per pound	$0.97	$0.92	$0.97	$0.92
Zinc –	LME Final Cash Buyer ($/pound)	$1.57	$1.20	$1.52	$1.24
	Realized price per pound	$1.63	$1.31	$1.51	$1.31
Copper –	LME Final Cash Buyer ($/pound)	$6.05	$4.32	$5.94	$4.28
	Realized price per pound	$5.67	$4.56	$5.72	$4.52

Average realized prices typically differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices. Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement. We recorded net negative price adjustments to provisional settlements of $13.1 million and $6.2 million for the three and six months ended June 30, 2026, respectively, (three and six months ended June 30, 2025: $4.2 million and $11.1 million positive adjustments, respectively). The price adjustments related to silver, gold, zinc, lead, and copper contained in our concentrate shipments were partially offset by gains and losses on forward contracts and collars for those metals. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead, and zinc. Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the metals derivative contracts discussed below) by the payable quantities of each metal included in concentrate, doré, and carbon material shipped during the period.

•
The positive effect of higher metal prices was partially offset by lower sales volumes of all metals from continuing operations, except lead, during the three and six month period ended June 30, 2026 compared to the comparable 2025 period. See The Greens Creek Segment, The Lucky Friday Segment, and The Keno Hill Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Silver -	Ounces produced	4,208,827	4,514,567	8,111,976	8,621,809
	Payable ounces sold	3,392,314	3,517,713	6,967,332	7,030,462
Gold -	Ounces produced	14,199	17,750	27,085	31,509
	Payable ounces sold	10,151	11,634	21,684	22,112
Lead -	Tons produced	15,291	14,650	28,384	28,657
	Payable tons sold	12,594	11,663	23,994	23,653
Zinc -	Tons produced	17,014	18,479	33,818	35,414
	Payable tons sold	11,163	11,667	24,619	24,514
Copper	Tons produced	403	499	865	910
	Payable tons sold	1	108	37	152

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

Sales, costs applicable to sales, depreciation, depletion and amortization, gross profit, Cash Cost, After By-product Credits, per Ounce (“Cash Cost”) (non-GAAP) and AISC (non-GAAP) at our operating segments for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands, except for Cash Cost and AISC):

	Greens Creek		Lucky Friday	Keno Hill	Total Silver (3)	Other (4)	Total Silver and Other
Three Months Ended June 30, 2026
Sales	$165,333		$123,221	$34,468	$323,022	$10,829	$333,851
Costs applicable to sales (1)	(49,911)		(34,970)	(22,136)	(107,017)	(10,266)	$(117,283)
Depreciation, depletion and amortization	(14,314)		(16,951)	(5,507)	(36,772)	$—	$(36,772)
Gross profit	$101,108		$71,300	$6,825	$179,233	$563	$179,796
Cash Cost (2)	$(17.11)		$3.95	$—	$(8.10)	$—	$(8.10)
AISC (2)	$(10.71)		$17.08	$—	$6.07	$—	$6.07
Three Months Ended June 30, 2025
Sales	$122,002		$64,273	$26,121	$212,396	$6,596	$218,992
Costs applicable to sales (1)	(46,024)		(29,011)	(20,740)	(95,775)	(6,625)	(102,400)
Depreciation, depletion and amortization	(12,897)		(13,275)	(5,141)	(31,313)	—	(31,313)
Gross profit (loss)	$63,081		$21,987	$240	$85,308	$(29)	$85,279
Cash Cost (2)	$(11.91)		$6.19	$—	$(5.46)	$—	$1.29
AISC (2)	$(8.19)	`	$19.07	$—	$5.19	$—	$11.91

	Greens Creek	Lucky Friday	Keno Hill	Total Silver (3)	Other (4)	Total Silver and Other
Six Months Ended June 30, 2026
Sales	$416,332	$232,577	$80,894	$729,803	$15,481	$745,284
Costs applicable to sales (1)	(116,286)	(70,143)	(40,059)	(226,488)	(15,205)	(241,693)
Depreciation, depletion and amortization	(30,297)	(30,560)	(9,683)	(70,540)	—	(70,540)
Gross profit	$269,749	$131,874	$31,152	$432,775	$276	$433,051
Cash Cost (2)	$(14.45)	$7.58	$—	$(5.73)	$—	$(5.73)
AISC (2)	$(9.52)	$20.07	$—	$7.10	$—	$7.10
Six Months Ended June 30, 2025
Sales	$240,145	$127,467	$43,030	$410,642	$13,684	424,326
Costs applicable to sales (1)	(102,073)	(59,635)	(33,809)	(195,517)	(13,720)	(209,237)
Depreciation, depletion and amortization	(26,486)	(26,700)	(7,943)	(61,129)	—	(61,129)
Gross profit (loss)	$111,586	$41,132	$1,278	$153,996	$(36)	$153,960
Cash Cost (2)	$(8.37)	$7.77	$—	$(2.29)	$—	$(2.29)
AISC (2)	$(4.50)	$19.57	$—	$8.35	$—	$8.35

(1)
Excludes depreciation, depletion and amortization

(2)
A reconciliation of these non-GAAP measures to costs applicable to sales, the most comparable GAAP measure, can be found below in Reconciliation of Costs Applicable to Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

(3)
The calculation of AISC for our consolidated silver properties includes corporate costs for general and administrative expense and sustaining capital.

(4)
For the three and six months ended June 30, 2026, Other includes sales of $10.8 million (2025: $6.6 million) and $15.5 million (2025: $13.7 million) and costs applicable to sales of $10.3 million (2025: $6.6 million) and $15.2 million (2025: $13.7 million), respectively, from our environmental remediation services in the Yukon.

While revenue from gold, zinc, lead, and copper by-products is significant, we believe that identification of silver as the primary product of Greens Creek, Lucky Friday, and Keno Hill is appropriate because:

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
•
the Greens Creek, Lucky Friday, and Keno Hill deposits are massive sulfide deposits containing an unusually high proportion of silver; and
•
in most of their working areas, Greens Creek, Lucky Friday, and Keno Hill utilize selective mining methods in which silver is the metal targeted for highest recovery.

Accordingly, we believe the identification of gold, lead, zinc, and copper as by-product credits at Greens Creek, Lucky Friday, and Keno Hill is appropriate because of their lower economic value compared to silver and because silver is the primary product we intend to produce at those locations. In addition, we have not consistently received sufficient revenue from any single by-product metal to warrant classification of such as a co-product.

We periodically review our revenues to ensure that reporting of primary products and by-products is appropriate. Because we consider zinc, lead, gold, and copper at Greens Creek, Lucky Friday, and Keno Hill to be by-products of our silver production, the values of these metals offset operating costs within our calculations of Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce. We currently do not report Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for our Keno Hill operation as it has not met our definition of commercial production. We define an operation as being in commercial production upon achievement of the following criteria:

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

For the three months ended June 30, 2026 we reported income from continuing operations of $117.9 million (2025: $26.9 million) and net income applicable to common stockholders of $117.7 million (2025: $57.6 million). The following were the significant drivers of the increase in income from continuing operations:

•
Variances in gross profit at our operations as illustrated in the table above. See The Greens Creek Segment, The Lucky Friday Segment, and The Keno Hill Segment sections below for a discussion on the key drivers by operation.
•
Interest expense decreased by $8.5 million primarily due to lower total debt levels compared to the same period of 2025 following redemption of $263 million and $212 million of Senior Notes in April 2026 and August 2025 respectively.
•
Other income increased by $5.7 million primarily due to higher interest earned on the increased cash position and accretion income on our deferred cash consideration received as part of the consideration for the Hecla Quebec sale.
•
Income and mining tax expense decreased by $3.3 million primarily due to the release of a historical valuation allowance related to our Nevada subsidiary, partly offset by the revaluation of the Nevada subsidiary's deferred balance now that they are combined into the Hecla Mining Company Consolidated Group.

The positive movements mentioned above were partly offset by:

•
General and administrative expense increased by $2.6 million due to increased headcount.
•
Exploration and pre-development expense increased by $2.9 million due to increased activity across our exploration portfolio.
•
Fair value adjustments, net decreased by $13.7 million primarily due to $10.2 million of net losses on derivative contracts.

For the six months ended June 30, 2026 we reported income from continuing operations of $282.5 million (2025: $51.2 million) and net income applicable to common stockholders of $98.6 million (2025: $86.3 million). Net income applicable to common stockholders is lower than income from continuing operations, due to the recognition of a loss from discontinued operations of $183.7 million, primarily due to the loss of $192.5 million on the sale of Hecla Quebec. The following were the significant drivers of the increase in income from continuing operations:

•
Variances in gross profit at our operations as illustrated in the table above. See The Greens Creek Segment, The Lucky Friday Segment, and The Keno Hill Segment sections below for a discussion on the key drivers by operation.
•
Interest expense decreased by $14.3 million primarily due to lower total debt levels compared to the same period of 2025 following redemption of $263 million and $212 million of Senior Notes in April 2026 and August 2025, respectively.
•
Other income increased by $8.3 million primarily due to higher interest earned on the increased cash position.

The positive movements mentioned above were partly offset by:

•
Fair value adjustments, net decreased by $23 million primarily due to $20.3 million of net losses on derivative contracts.
•
General and administrative expenses increased by $6.4 million primarily due to higher incentive compensation payments driven by improved financial and operational performance and an increase in Corporate headcount.
•
Other operating expense, net increased by $6.2 million primarily due to a loss on disposal of Minera Hecla of $2.4 million which we sold for cash proceeds of $5.2 million, and losses on other property, plant and equipment disposals.
•
Income and mining tax expense increased by $31.9 million due to higher taxable income generated primarily by our US operations, partly offset by the release of a historical valuation allowance related to our Nevada subsidiary.

Greens Creek

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	$165,333	$122,002	$416,332	$240,145
Costs applicable to sales (1)	(49,911)	(46,024)	(116,286)	(102,073)
Depreciation, depletion and amortization	(14,314)	(12,897)	(30,297)	(26,486)
Gross profit	$101,108	$63,081	$269,749	$111,586
Tons of ore milled	217,433	230,221	426,355	443,120
Production:
Silver (ounces)	2,051,022	2,422,978	4,228,164	4,425,538
Gold (ounces)	14,199	17,750	27,085	31,509
Lead (tons)	4,752	4,931	9,150	9,427
Zinc (tons)	12,553	14,024	25,103	26,859
Copper (tons)	403	499	865	910
Payable metal quantities sold:
Silver (ounces)	1,333,880	1,591,745	3,358,411	3,336,397
Gold (ounces)	10,151	11,634	21,684	22,112
Lead (tons)	2,653	2,862	6,111	6,183
Zinc (tons)	8,684	9,039	18,975	18,546
Copper (tons)	1	108	37	152
Ore grades:
Silver ounces per ton	12.0	13.4	12.5	12.6
Gold ounces per ton	0.088	0.104	0.086	0.095
Lead percent	2.6%	2.6%	2.5%	2.6%
Zinc percent	6.5%	6.9%	6.6%	6.8%
Copper percent	0.2%	0.3%	0.3%	0.3%
Total production cost per ton	$260.15	$225.71	$266.52	$232.57
Cash Cost, After By-product Credits, per Silver Ounce (2)	$(17.11)	$(11.91)	$(14.45)	$(8.37)
AISC, After By-Product Credits, per Silver Ounce (2)	$(10.71)	$(8.19)	$(9.52)	$(4.50)
Capital additions	$12,070	$8,397	$18,183	$19,156
(1)
Excludes depreciation, depletion and amortization.
(2)
A reconciliation of these non-GAAP measures to costs applicable to sales, the most comparable GAAP measure, can be found below in Reconciliation of Costs Applicable to Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

The $38.0 million increase in gross profit for the three months ended June 30, 2026, compared to the same period in 2025 was primarily due to higher realized sales prices for all metals, partly offset by lower sales volumes reflecting lower grades and tons milled.

Capital investments in the current quarter were $3.7 million higher compared to the same period in 2025. Current quarter costs included $5.8 million for surface infrastructure and equipment, $1.8 million for mining equipment and development, $1.7 million for primary ore access development and $1.2 million for definition drilling.

Production of all metals was negatively impacted during the three months ended June 30, 2026, compared to the same period in 2025, primarily due to lower tons milled and grades.

The $158.2 million increase in gross profit for the six months ended June 30, 2026, compared to the same period in 2025 was primarily due to higher realized sales prices for silver and gold, partly offset by lower sales volumes for silver and gold.

Capital investments in the current year were $1.0 million lower compared to the same period in 2025. Current year costs included $7.3 million for surface infrastructure and equipment, $4.8 million for primary ore access development, $2.5 million for mining equipment and related costs, $2.2 million for definition drilling and $1.1 million on mill equipment.

Production of all metals was negatively impacted during the six months ended June 30, 2026, compared to the same period in 2025, primarily due to lower tons milled and grades.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, per Silver Ounce for Greens Creek:

Three Months Ended June 30,
2026
2025
40.00
30.00
20.00
10.00
0.00
-10.00
-20.00
-30.00
-40.00
-50.00
13.95
10.97
5.13
3.73
8.14
6.85
-1.53
-0.41
1.36
1.28
-44.16
-34.33
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

Six Months Ended June 30,
2026
2025
40.00
30.00
20.00
10.00
0.00
-10.00
-20.00
-30.00
-40.00
-50.00
13.98
12.07
4.88
3.99
7.93
7.40
-0.53
0.26
1.30
1.43
-42.01
-33.52
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash Cost, Before By-product Credits, per Silver Ounce	$27.05	$22.42	$27.56	$25.15
By-product credits	(44.16)	(34.33)	(42.01)	(33.52)
Cash Cost, After By-product Credits, per Silver Ounce	$(17.11)	$(11.91)	$(14.45)	$(8.37)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
AISC, Before By-product Credits, per Silver Ounce	$33.45	$26.14	$32.49	$29.02
By-product credits	(44.16)	(34.33)	(42.01)	(33.52)
AISC, After By-product Credits, per Silver Ounce	$(10.71)	$(8.19)	$(9.52)	$(4.50)

For the three and six months ended June 30, 2026, the decrease in Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce compared to the same period in 2025 was primarily due to an increase in gold by-product credits, reflecting higher realized gold prices, partly offset by lower silver production and higher production costs.

Lucky Friday

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	$123,221	$64,273	$232,577	$127,467
Costs applicable to sales (1)	(34,970)	(29,011)	(70,143)	(59,635)
Depreciation, depletion and amortization	(16,951)	(13,275)	(30,560)	(26,700)
Gross profit	$71,300	$21,987	$131,874	$41,132
Tons of ore milled	101,978	114,475	210,586	223,220
Production:
Silver (ounces)	1,532,569	1,340,877	2,769,857	2,673,129
Lead (tons)	9,967	8,829	18,217	17,309
Zinc (tons)	3,884	3,911	7,716	7,592
Payable metal quantities sold:
Silver (ounces)	1,457,066	1,228,493	2,588,758	2,497,338
Lead (tons)	9,443	8,027	17,017	16,005
Zinc (tons)	2,816	2,887	5,645	5,968
Ore grades:
Silver ounces per ton	15.6	12.5	13.7	12.7
Lead percent	10.3%	8.2%	9.1%	8.2%
Zinc percent	4.5%	4.2%	4.3%	4.1%
Total production cost per ton	$321.26	$241.63	$315.29	$249.89
Cash Cost, After By-product Credits, per Silver Ounce (2)	$3.95	$6.19	$7.58	$7.77
AISC, After By-product Credits, per Silver Ounce (2)	$17.08	$19.07	$20.07	$19.57
Capital additions	$16,681	$15,942	$33,699	$31,388

(1)
Excludes depreciation, depletion and amortization
(2)
A reconciliation of these non-GAAP measures to costs applicable to sales, the most comparable GAAP measure, can be found below in Reconciliation of Costs Applicable to Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

Gross profit increased by $49.3 million for the three months ended June 30, 2026 compared to the comparable period in 2025, reflecting higher realized prices for silver, zinc, and lead and higher sales volumes for silver and lead reflecting higher production resulting from improved grades.

Capital investments increased by $0.7 million for the three months ended June 30, 2026, compared to the same period in 2025. Significant capital expenditures during the three months ended June 30, 2026, included $7.0 million on tailings facility pond 5 construction, capital development of $5.7 million, $1.4 million for the surface cooling project, $1.0 million for a shaft rehabilitation, $0.8 million for definition drilling.

Gross profit increased by $90.7 million for the six months ended June 30, 2026 compared to the comparable period in 2025, reflecting higher realized prices for silver, zinc, and lead and higher sales volumes for silver and lead driven by higher production.

Capital investments increased by $2.3 million for the six months ended June 30, 2026, compared to the same period in 2025. Significant capital expenditures during the six months ended June 30, 2026, included capital development of $13.5 million, $7.3 million on tailings facility pond 5 construction, $2.5 million for the surface cooling project, $2.6 million for a shaft rehabilitation, $1.5 million for definition drilling, $1.5 million for underground equipment, $1.2 million on ramp work and $1.1 million on a cone crusher replacement.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for Lucky Friday:

Three Months Ended June 30,
2026
2025
25.00
20.00
15.00
10.00
5.00
0.00
-5.00
-10.00
-15.00
-20.00
-25.00
11.57
12.86
3.59
3.74
6.21
4.02
-1.82
0.79
1.02
1.06
-16.62
-16.28
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

Six Months Ended June 30,
2026
2025
25.00
20.00
15.00
10.00
5.00
0.00
-5.00
-10.00
-15.00
-20.00
-25.00
12.80
13.39
4.20
3.83
6.97
3.64
-0.09
1.88
1.05
1.05
-17.35
-16.02
Mining
Milling
Other cash costs
Treatment costs
Concentrated freight
By-product credits

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash Cost, Before By-product Credits, per Silver Ounce	$20.57	$22.47	$24.93	$23.79
By-product credits	(16.62)	(16.28)	(17.35)	(16.02)
Cash Cost, After By-product Credits, per Silver Ounce	$3.95	$6.19	$7.58	$7.77

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
AISC, Before By-product Credits, per Silver Ounce	$33.70	$35.35	$37.42	$35.59
By-product credits	(16.62)	(16.28)	(17.35)	(16.02)
AISC, After By-product Credits, per Silver Ounce	$17.08	$19.07	$20.07	$19.57

For the three months ended June 30, 2026, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce are lower than the same period in 2025 primarily due to higher silver production, by-product credits, and treatment costs, partly offset by higher profit sharing.

For the six months ended June 30, 2026, Cash Cost, After By-product Credits, per Silver Ounce was largely in line with the same period in 2025 as higher silver production and by-product credits were offset by higher as-produced costs, primarily related to higher profit sharing. AISC, After By-product Credits, per Silver Ounce were higher than the same period in 2025 primarily due to higher sustaining capital investments.

Keno Hill

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	$34,468	$26,121	$80,894	$43,030
Costs applicable to sales (1)	(22,136)	(20,740)	(40,059)	(33,809)
Depreciation, depletion and amortization	(5,507)	(5,141)	(9,683)	(7,943)
Gross profit	$6,825	$240	$31,152	$1,278
Tons of ore milled	33,504	26,771	57,778	54,182
Production:
Silver (ounces)	625,236	750,712	1,113,955	1,523,142
Lead (tons)	573	890	1,018	1,921
Zinc (tons)	577	544	999	963
Payable metal quantities sold:
Silver (ounces)	527,960	697,475	946,755	1,196,727
Lead (tons)	432	775	800	1,466
Zinc (tons)	396	407	732	666
Ore grades:
Silver ounces per ton	19.3	28.9	19.9	29.0
Lead percent	1.8%	3.5%	1.9%	3.7%
Zinc percent	2.0%	2.3%	2.1%	2.1%
Capital additions	$7,236	$17,045	$22,261	$27,481
(1)
Excludes depreciation, depletion and amortization.

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

We acquired our Keno Hill operation as part of the Alexco Resource Corp. acquisition in September 2022 and have focused on development activities and began ramp-up of the mill during the second quarter of 2023. The average mill throughput during the three months ended June 30, 2026, was 368 tons per day (2025: 294 tons per day) (the mine is currently permitted to a maximum of an average of 440 tons per day), with silver grades milled of 19.3 ounces per ton (2025: 28.9 ounces per ton). During the first six months of 2026, the mine continued to focus on development and ramp up to higher tonnage rates with mining rates of 332 tons per day during the quarter, with material sourced from both the Bermingham and Flame and Moth deposits. Mill throughput, while currently steady, was negatively impacted in the first quarter by limited ore availability from the Bermingham deposit due to reduced output from the Bear zone and dilution control issues in narrow vein stopes caused by mining remnant areas as we departed that zone and transitioned into the Arctic zone, as well as by mine sequencing at both Bermingham and Flame and Moth deposits, which was altered as a result of power curtailments by Yukon Energy (the electric utility that supplies the Mine) lasting sixteen days in December 2025 and five days in January 2026 due to extreme cold weather. These impacts have diminished, however, near-term production may decrease due to other factors discussed below.

During the three months ended June 30, 2026, Keno Hill recorded sales of $34.5 million (2025: $26.1 million), with the increase due to higher realized prices, partly offset by lower metals sales volumes driven by lower grades. As a result of higher revenues, Keno Hill generated gross profit of $6.8 million during the three months ended June 30, 2026 (2025: $0.2 million). During the quarter, Keno Hill recorded capital investments of $7.2 million, primarily related to mine development, camp expansion, dry-stack tailings facility, and surface equipment.

During the six months ended June 30, 2026, Keno Hill recorded sales of $80.9 million (2025: $43.0 million), with the increase due to higher realized prices, partly offset by lower metals sales volumes driven by lower grades. As a result of higher revenues, Keno Hill generated gross profit of $31.2 million during the six months ended June 30, 2026 (2025: $1.3 million). During the six months ended June 30, 2026, Keno Hill recorded capital investments of $22.3 million, primarily related to $15.9 million for mine development and infrastructure, $3.3 million for mobile equipment, $1.5 million for phase 2 of the dry-stack tailings facility, $1.1 million for definition drilling and $0.5 million for permitting.

Prior Period Disruptions and Ongoing Impacts

From commencement of production until late August 2024, ore production and mill throughput generally increased as planned, resulting in higher production levels, although still below the mill’s permitted capacity. Beginning in mid‑2024 and continuing into 2025, however, Keno Hill was impacted by external events that affected permitting, projects, production, and delayed our ability to achieve sustained, profitable operations.

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

Beginning in late October 2024, Keno Hill experienced power curtailments after Yukon Energy suffered a turbine failure at its Aishihik hydroelectric plant in Whitehorse. This failure, combined with Yukon Energy’s focus on electric transmission line maintenance and increased power demand due to cold winter temperatures, resulted in reduced power deliveries to Keno Hill and prevented us from fully powering the mine and mill on multiple occasions in late 2024 and the first quarter of 2025. These power constraints reduced silver production by approximately 130,000 ounces and resulted in approximately $0.5 million of labor costs for idled employees through September 30, 2025. Power conditions improved following the first quarter of 2025 and we do not expect additional curtailments due to the Aishihik turbine, which was successfully repaired in the third quarter of 2025. However, as mentioned above, we experienced power curtailments in the fourth quarter of 2025 and the first quarter of 2026. See the Risk Factor in our 2025 Form 10-K, "We may be subject to a number of unanticipated risks related to inadequate infrastructure."

Current Operational Challenges

Keno Hill continues to face operational challenges that constrain throughput and limit our ability to ramp up production. These challenges include: ore availability and dilution control issues during the transition from the Bear to the Arctic Zone at Bermingham; Flame and Moth mine sequencing; workforce availability and retention in a remote location; execution of infrastructure projects; limited camp capacity; and incremental demands on site infrastructure and resources associated with the ramp‑up of our subsidiary’s environmental remediation services activities at the Keno Hill site.

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

Permitting and Infrastructure Constraints

Permitting remains one of the most significant factors affecting our ability to achieve sustained, profitable production at Keno Hill. Increasing production requires additional capacity across several operational areas, including tailings storage, waste rock disposal, water treatment and discharge limits, camp accommodation, and reliable power supply. Expanding these capacities requires obtaining new permits or amending existing permits, as well as capital investments to develop the associated infrastructure.

Although progress continues on these permitting matters, the pace of advancement has been affected by delays resulting from the Eagle Mine incident and heightened regulatory focus on the Yukon mining sector.

Tailings Storage

The currently permitted dry‑stack tailings storage area at Keno Hill (Phase 2E) is expected to reach capacity in approximately October 2026. We received governmental approvals for the Phase 2W dry‑stack expansion in early July 2026 and have begun construction. We currently expect Phase 2W to become operational before Phase 2E reaches capacity. Further in the future, at current milling rates, we project that we would run out of tailings storage space in the second quarter of 2028. If no alternative storage or disposal solution has been developed by that time, we may reduce mining rates in advance to preserve available storage capacity, which would curtail milling operations, or we may continue mining at or near current rates until storage capacity is reached, which could interrupt milling operations. The construction season in the Yukon is approximately April through October, and if permits are received by the first half of 2029, it is possible that tailings expansion could be advanced far enough in 2029 to permit the mill to resume normal production levels, and begin ramping up to higher production levels by the end of 2029.

Quartz Mining License and Water License Amendments

Keno Hill's mill is currently permitted to process up to 440 tons per day (and it has achieved that rate for multiple weeks during test run periods); however, several factors other than mill capacity limit actual throughput, including dry-stack tailings capacity and restrictions on waste rock production and disposal. To sustain operations at or near this permitted capacity, we will need to amend our quartz mining license (“QML”) and water license (“WL”) to remove these constraints. The process for securing these amendments includes submission of a Project Proposal to the Yukon Environmental and Socio‑economic Assessment Board (“YESAB”), which we intend to submit by year‑end 2026.

The YG is required to consult with the FNNND on permitting matters, including the YESAB review process. FNNND previously entered into a Cooperation and Benefits Agreement for Keno Hill, and we believe they remain supportive of the project. However, there can be no assurance that such support will continue or that the timing or outcome of the YESAB review will not be affected by FNNND’s position. In addition, FNNND has indicated interest in revisiting the existing Cooperation and Benefits Agreement ("CBA"), including unresolved wealth‑sharing provisions. We do not currently believe that negotiating changes to the CBA would impede the YESAB review process, but it is possible it could.

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

Waste Rock and Water Management Constraints

Our QML places limits on the cumulative amount of waste rock that may be produced during mining and on waste rock storage capacity and classification. At current mining rates, we project that the waste rock production limit could be reached by approximately mid‑2027, at which point waste rock production would need to be curtailed absent receipt of a QML amendment. If we do not alter mining rates by a sufficient amount or receive changes to our QML (which we are seeking, independent of the QML amendment process described above), it is possible mine production would stop by approximately mid‑2027 until the amended permits are received and related construction completed. Our QML also limits capacity in our waste rock disposal areas. At Bermingham, we have reached our authorized capacity for the current facility and we are temporarily storing waste rock in stockpiles until approvals to expand the waste rock disposal area can be obtained. In the event the Yukon Government restricts our ability to temporarily stockpile waste rock, our ability to further develop Bermingham would be limited, which could negatively impact production at Keno Hill. There is no assurance such approvals will be received, which could force us to curtail or halt production if alternative arrangements cannot be found.

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

Corporate Matters

Income Taxes

For the three months ended June 30, 2026, the Company recorded an income and mining tax provision of $18.7 million (2025: $22.1 million), resulting in an effective tax rate of 13.7% (2025: 45.1%). For the six months ended June 30, 2026, the Company recorded an income and mining tax provision of $69.7 million (2025: $37.7 million) resulting in an effective tax rate of 19.8% (2025: 42.4%). The comparability of our income and mining tax provision and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates including non-recognition of foreign exchange gains and losses; (v) percentage depletion; (vi) the non-recognition of tax assets, and (vii) the change in tax status of Klondex ULC. The effective tax rate will fluctuate, sometimes significantly, period to period. The change in the effective tax rate during the three and six months ended June 30, 2026, compared to the comparable period in 2025 is primarily related to variations in our income before taxes and the relative effect on the tax provision.

Each reporting period we assess our deferred tax balances based on a review of long-range forecasts and quarterly activity. A valuation allowance is provided for deferred tax assets for which it is more likely than not the related tax benefits will not be realized. We analyze our deferred tax assets and, if it is determined that we will not realize all or a portion of our deferred tax assets, we record or increase a valuation allowance. Conversely, if it is determined we will ultimately more likely than not be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact our ability to realize our deferred tax assets. Valuation allowances are provided on deferred tax assets in certain Canadian jurisdictions. For additional information, please see risk factors Our accounting and other estimates may be imprecise and Our ability to recognize the benefits of deferred tax assets related to net operating loss carryforwards and other items is dependent on future cash flows generating taxable income in Item 1A - Risk Factors in our 2025 Form 10-K.

Reconciliation of Costs Applicable to Sales to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of costs applicable to sales to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations and for the Company for the three and six months ended June 30, 2026 and 2025.

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

Cash Cost, After By-product Credits, per Ounce is an important operating statistic that we utilize to measure each mine's operating performance. We use AISC, After By-product Credits, per Ounce as a measure of our mines' net cash flow after costs for reclamation and sustaining capital. This is similar to the Cash Cost, After By-product Credits, per Ounce non-GAAP measure we report, but also includes reclamation and sustaining capital costs. Current GAAP measures used in the mining industry, such as cost of goods sold, do not capture all the expenditures incurred to discover, develop, and sustain silver and gold production. Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce also allow us to benchmark the performance of each of our mines versus those of our competitors. As a silver and gold mining company, we also use these statistics on an aggregate basis - aggregating the Greens Creek and Lucky Friday mines to compare our performance with that of other silver mining companies. Similarly, these statistics are useful in identifying acquisition and investment opportunities as they provide a common tool for measuring the financial performance of other mines with varying geologic, metallurgical, and operating characteristics.

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

Cash Cost, Before By-product Credits and AISC, Before By-product Credits each include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining expense, on-site general and administrative costs, royalties and mining production taxes. AISC, Before By-product Credits for each mine also includes reclamation and sustaining capital costs. AISC, Before By-product Credits for our consolidated silver properties also includes corporate costs for general and administrative expense, and sustaining capital costs. By-product credits include revenues earned from all metals other than the primary metal produced at each unit. As depicted in the tables below, by-product credits comprise an essential element of our silver unit cost structure, distinguishing our silver operations due to the polymetallic nature of their orebodies.

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

In thousands (except per ounce amounts)	Three Months Ended June 30, 2026
	Greens Creek	Lucky Friday	Keno Hill (4)	Corporate (2)	Other (3)	Total Silver and Other
Costs applicable to sales (5)	$49,911	$34,970	$22,136	$—	$10,266	$117,283
Treatment costs	(3,148)	(2,794)	—	—	—	(5,942)
Change in product inventory	9,606	(417)	—	—	—	9,189
Reclamation and other costs	(889)	(227)	—	—	—	(1,116)
Exclusion of Keno Hill cash costs (4)	—	—	(22,136)	—	—	(22,136)
Exclusion of Other costs (3)	—	—	—	—	(10,266)	(10,266)
Cash Cost, Before By-product Credits (1)	55,480	31,532	—	—	—	87,012
Reclamation and other costs	933	225	—	—	—	1,158
Sustaining capital	12,188	19,884	—	2,380	—	34,452
General and administrative	—	—	—	15,173	—	15,173
AISC, Before By-product Credits (1)	68,601	51,641	—	17,553	—	137,795
By-product credits:
Zinc	(26,669)	(8,971)	—	—	—	(35,640)
Gold	(56,935)	—	—	—	—	(56,935)
Lead	(6,667)	(16,494)	—	—	—	(23,161)
Copper	(311)	—	—	—	—	(311)
Total By-product credits	(90,582)	(25,465)	—	—	—	(116,047)
Cash Cost, After By-product Credits	$(35,102)	$6,067	$—	$—	$—	$(29,035)
AISC, After By-product Credits	$(21,981)	$26,176	$—	$17,553	$—	$21,748
Ounces produced	2,051	1,533				3,584
Cash Cost, Before By-product Credits, per Ounce	$27.05	$20.57				$24.28
By-product credits per ounce	(44.16)	(16.62)				(32.38)
Cash Cost, After By-product Credits, per Ounce	$(17.11)	$3.95				$(8.10)
AISC, Before By-product Credits, per Ounce	$33.45	$33.70				$38.45
By-product credits per ounce	(44.16)	(16.62)				(32.38)
AISC, After By-product Credits, per Ounce	$(10.71)	17.08				$6.07

In thousands (except per ounce amounts)	Three Months Ended June 30, 2025
	Greens Creek	Lucky Friday	Keno Hill (4)	Corporate (2)	Other (3)	Total Silver
Costs applicable to sales (5)	$46,024	$29,011	$20,740	$—	$6,625	$102,400
Treatment costs	(1,001)	1,054	—	—	—	53
Change in product inventory	9,234	225	—	—	—	9,459
Reclamation and other costs	57	(160)	—	—	—	(103)
Exclusion of Keno Hill cash costs (4)	—	—	(20,740)	—	—	(20,740)
Exclusion of Other costs	—	—	—	—	(6,625)	(6,625)
Cash Cost, Before By-product Credits (1)	54,314	30,130	—	—	—	84,444
Reclamation and other costs	757	195	—	—	—	952
Sustaining capital	8,268	17,069	—	1,270	—	26,607
General and administrative	—	—	—	12,540	—	12,540
AISC, Before By-product Credits (1)	63,339	47,394	—	13,810	—	124,543
By-product credits:
Zinc	(23,512)	(7,120)	—	—	—	(30,632)
Gold	(52,194)	—	—	—	—	(52,194)
Lead	(6,610)	(14,708)	—	—	—	(21,318)
Copper	(871)	—	—	—	—	(871)
Total By-product credits	(83,187)	(21,828)	—	—	—	(105,015)
Cash Cost, After By-product Credits	$(28,873)	$8,302	$—	$—	$—	$(20,571)
AISC, After By-product Credits	$(19,848)	$25,566	$—	$13,810	$—	$19,528
Divided by ounces produced	2,423	1,341				3,764
Cash Cost, Before By-product Credits, per Ounce	$22.42	$22.47				$22.44
By-product credits per ounce	(34.33)	(16.28)				(27.90)
Cash Cost, After By-product Credits, per Ounce	$(11.91)	$6.19				$(5.46)
AISC, Before By-product Credits, per Ounce	$26.14	$35.35				$33.09
By-product credits per ounce	(34.33)	(16.28)				(27.90)
AISC, After By-product Credits, per Ounce	$(8.19)	$19.07				$5.19

In thousands (except per ounce amounts)	Six Months Ended June 30, 2026
	Greens Creek	Lucky Friday	Keno Hill (4)	Corporate (2)	Other (3)	Total Silver
Costs applicable to sales (5)	$116,286	$70,143	$40,059	$—	$15,205	$241,693
Treatment costs	(2,253)	(241)		—	—	(2,494)
Change in product inventory	4,223	(418)		—	—	3,805
Reclamation and other costs	(1,735)	(422)		—	—	(2,157)
Exclusion of Keno Hill cash costs (4)	—	—	(40,059)	—	—	(40,059)
Exclusion of Other costs (3)	—	—	—	—	(15,205)	(15,205)
Cash Cost, Before By-product Credits (1)	116,521	69,062	—	—	—	185,583
Reclamation and other costs	1,867	450	—	—	—	2,317
Sustaining capital	18,983	34,147	—	3,388	—	56,518
General and administrative	—	—	—	30,926	—	30,926
AISC, Before By-product Credits (1)	137,371	103,659	—	34,314	—	275,344
By-product credits:
Zinc	(52,038)	(17,788)	—	—	—	(69,826)
Gold	(112,149)	—	—	—	—	(112,149)
Lead	(12,704)	(30,269)	—	—	—	(42,973)
Copper	(744)	—	—	—	—	(744)
Total By-product credits	(177,635)	(48,057)	—	—	—	(225,692)
Cash Cost, After By-product Credits	$(61,114)	$21,005	$—	$—	$—	$(40,109)
AISC, After By-product Credits	$(40,264)	$55,602	$—	$34,314	$—	$49,652
Divided by ounces produced	4,228	2,770				6,998
Cash Cost, Before By-product Credits, per Ounce	$27.56	$24.93				$26.52
By-product credits per ounce	(42.01)	(17.35)				(32.25)
Cash Cost, After By-product Credits, per Ounce	$(14.45)	$7.58				$(5.73)
AISC, Before By-product Credits, per Ounce	$32.49	$37.42				$39.35
By-product credits per ounce	(42.01)	(17.35)				(32.25)
AISC, After By-product Credits, per Ounce	$(9.52)	$20.07				$7.10

In thousands (except per ounce amounts)	Six Months Ended June 30, 2025
	Greens Creek	Lucky Friday	Keno Hill(4)	Corporate (2)	Other (3)	Total Silver
Costs applicable to sales (5)	$102,073	$59,635	$33,809	$—	$13,720	$209,237
Treatment costs	1,142	5,017	—	—	—	6,159
Change in product inventory	8,333	(614)	—	—	—	7,719
Reclamation and other costs	(250)	(433)	—	—	—	(683)
Exclusion of Keno Hill cash costs (4)	—	—	(33,809)	—	—	(33,809)
Exclusion of Other costs (3)	—	—	—	—	(13,720)	(13,720)
Cash Cost, Before By-product Credits (1)	111,298	63,605	—	—	—	174,903
Reclamation and other costs	1,514	390	—	—		1,904
Sustaining capital	15,636	31,139	—	2,295		49,070
General and administrative	—	—	—	24,539		24,539
AISC, Before By-product Credits (1)	128,448	95,134	—	26,834	—	250,416
By-product credits:
Zinc	(46,886)	(14,070)	—	—	—	(60,956)
Gold	(87,171)	—	—	—	—	(87,171)
Lead	(12,701)	(28,751)	—	—	—	(41,452)
Exclusion of Lucky Friday by-product credits	(1,600)	—	—	—	—	(1,600)
Total By-product credits	(148,358)	(42,821)	—	—	—	(191,179)
Cash Cost, After By-product Credits	$(37,060)	$20,784	$—	$—	$—	$(16,276)
AISC, After By-product Credits	$(19,910)	$52,313	$—	$26,834	$—	$59,237
Divided by ounces produced	4,426	2,673				7,099
Cash Cost, Before By-product Credits, per Ounce	$25.15	$23.79				$24.64
By-product credits per ounce	(33.52)	(16.02)				(26.93)
Cash Cost, After By-product Credits, per Ounce	$(8.37)	$7.77				$(2.29)
AISC, Before By-product Credits, per Ounce	$29.02	$35.59				$35.28
By-product credits per ounce	(33.52)	(16.02)				(26.93)
AISC, After By-product Credits, per Ounce	$(4.50)	$19.57				$8.35
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
(3)
For the three and six months ended June 30, 2026, Other includes $10.3 million (2025: $6.6 million) and $15.4 million (2025: $13.7 million) of costs applicable to sales, respectively, related to our environmental remediation services business.
(4)
Keno Hill is in the ramp-up phase of production and is excluded from the calculation of Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.
(5)
Excludes depreciation, depletion and amortization

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

At June 30, 2026, we had $483.5 million in cash and cash equivalents, of which $10.6 million was held in foreign subsidiaries' local currency that we anticipate utilizing for near-term operating, exploration or capital costs by those foreign subsidiaries. At June 30, 2026, we had no amount drawn on our $225 million credit facility plus a $75 million accordion option, with $3.5 million used for letters of credit, leaving $221.5 million available for borrowings. We also have USD cash and cash equivalent balances held by our foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from our continuing operations are adequate to fund our operations and corporate activities.

Pursuant to our common stock dividend policy described in Note 12 of Notes to Consolidated Financial Statements in our consolidated financial statements and notes for the year ended December 31, 2025, our Board of Directors declared and paid dividends on our common and preferred stock of $2.5 million (2025: $2.5 million) during the three months ended June 30, 2026. During the six months ended June 30, 2026, we paid dividends on our common and preferred stock of $5.3 million (2025: $5.0 million). Our common stock dividend policy anticipates paying an annual minimum dividend of $0.015 per share. The declaration and payment of dividends on our common stock is at the sole discretion of our Board of Directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

Pursuant to our stock repurchase program described in Note 12 of Notes to Consolidated Financial Statements in our consolidated financial statements and notes for the year ended December 31, 2025, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchase program may be modified, suspended, or discontinued by us at any time. Whether or not we engage in repurchases from time to time depends on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of June 30, 2026 and December 31, 2025, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. We have not repurchased any shares since June 2014.

As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited) pursuant to an equity distribution agreement dated February 18, 2021, as of June 30, 2026, there were 197,998 remaining shares of our common stock that we may offer and sell from time to time in “at-the-market” offerings. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The equity distribution agreement can be terminated by us at any time. Any sales of shares under that agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3.

As a result of our current cash balances, the expected performance of our operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability under our Credit Agreement, we believe we will be able to meet our obligations and other potential cash requirements during the next 12 months and beyond. While the formerly held Casa Berardi operation was a significant part of our operations, we don't believe its divestiture will have an impact on our ability to meet future obligations due to projected cash flow generation from our remaining operations, and the redemption of our Senior Notes. Our obligations and other uses of cash may include, but are not limited to: interest payments under our Credit Agreement; care and maintenance costs; capital investments at our operations; potential acquisitions of other mining companies or properties; regulatory matters; litigation; potential repurchases of our common stock under the program described above; and payment of dividends on common stock, if declared by our Board of Directors.

We currently estimate a range of approximately $208 to $223 million will be spent in 2026 on capital investments, primarily for equipment, infrastructure, and development at our mines, before any lease financing. We also estimate exploration and pre-development expenditures will total approximately $55 million in 2026. Our expenditures for these items and our related plans for 2026 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans. See the Risk Factor in our 2025 Form 10-K "An extended decline in metals prices, an increase in operating or capital costs, or treatment charges, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations."

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We may also pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

Our liquid assets include (in millions):

	June 30, 2026	December 31, 2025
Cash and cash equivalents held in U.S. dollars	$472.9	$215.1
Cash and cash equivalents held in foreign currency	10.6	26.5
Total cash and cash equivalents	483.5	241.6
Marketable equity securities - current and non-current	154.4	107.5
Total cash, cash equivalents and investments	$637.9	$349.1

Cash and cash equivalents increased by $241.9 million in the first six months of 2026 from cash generated from operations, the proceeds received for disposing of Hecla Quebec, Minera Hecla, and marketable securities. Cash held in foreign currencies represents balances in Canadian dollars. The value of our current and non-current marketable equity securities increased by $46.9 million primarily due to consideration received as part of the Hecla Quebec sale, partly offset by disposals.

	Six months ended
	June 30, 2026	June 30, 2025
Cash provided by operating activities from continuing operations (in millions)	$357.8	$136.0

Cash provided by operating activities from continuing operations for the six months ended June 30, 2026, of $357.8 million represents a $221.8 million increase compared to the $136.0 million of cash provided by operating activities from continuing operations during the same period of 2025. $266.8 million of the variance was attributable to higher income adjusted for non-cash items, reflecting higher net income driven by higher revenues, partly offset by a negative $45.0 million working capital and other asset and liability movement.

	Six months ended
	June 30, 2026	June 30, 2025
Cash provided by (used in) investing activities of continuing operations (in millions)	$166.7	$(76.7)

During the six months ended June 30, 2026, cash provided by investing activities of continuing operations increased by $243.4 million, primarily due to the sales of Hecla Quebec and Minera Hecla for total proceeds of $183.4 million, net of transaction costs paid. In addition, we generated net investment proceeds related to our marketable securities portfolio (which includes our SERP assets which are held in a Rabbi Trust) of $60.9 million. Capital investments of $78.4 million across our operations were consistent with the same period in 2025.

	Six months ended
	June 30, 2026	June 30, 2025
Cash (used in) provided by financing activities of continuing operations (in millions)	$(276.5)	$181.1

Cash used in financing activities of continuing operations was lower than the same period in 2025 by $457.7 million primarily due to the repayment of $263.0 million of our Senior Notes. In addition, the prior period contained stock issuances under our ATM program for net proceeds of $174.1 million and net borrowings of $16.0 million on our revolving credit facility. In addition, during the six months ended June 30, 2026 we paid cash dividends on our common and preferred stock totaling $5.3 million (2025: $5.0 million) and made payments on our finance leases of $3.7 million (2025: $3.1 million).

Cash flows from discontinued operations for the six months ended June 30, 2026 have been presented in our condensed consolidated statements of cash flows. The discontinued operations reflect only the period prior to the disposal of Hecla Quebec on March 25, 2026, and are therefore not comparable to the six months ended June 30, 2025, which reflects a full six months of activity.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, credit facility, outstanding purchase orders (including certain capital expenditures), and lease arrangements as of June 30, 2026 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$35,870	$—	$—	$—	$35,870
Credit facility(2)	1,837	1,753	—	—	3,590
Finance lease commitments (3)	5,821	4,844	3,633	—	14,298
Operating lease commitments (4)	1,464	3,007	2,309	5,055	11,835
Total contractual cash obligations	$44,992	$9,604	$5,942	$5,055	$65,593

(1)
Consists of open purchase orders and commitments of approximately $9.0 million, $9.4 million, $13.4 million and $4.1 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, and Other Operations, respectively.

(2)
The Credit Agreement provides for a $225 million revolving credit facility. We had no amount drawn and $3.5 million in letters of credit outstanding as of June 30, 2026. The amounts in the table above assume no additional amounts will be drawn in future periods, and include only the standby fee on the current undrawn balance and accrued interest. For more information on our credit facility, see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)
Includes scheduled finance lease payments of $11.2 million, $1.2 million and $1.9 million for equipment at Greens Creek, Lucky Friday, and Keno Hill, respectively.

(4)
We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease arrangements.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters. At June 30, 2026, our liabilities for these matters totaled $127.6 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At June 30, 2026, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risks and risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at June 30, 2026, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Part II, Item 1A. - Risk Factors of this Form 10-Q, Part I, Item 1A. – Risk Factors of our 2025 Form 10-K).

Metals Prices

Changes in the market prices of silver, gold, lead, zinc, and copper can significantly affect our profitability and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our 2025 Form 10-K). We utilize collars and financially-settled forward and put option contracts to manage our exposure to changes in prices for silver, gold, zinc, and lead.

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer. Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our 2025 Form 10-K). At June 30, 2026, hedged metals contained in concentrate sales and exposed to future price changes totaled 0.5 million ounces of silver, 370 ounces of gold, 10,850 tons of zinc, and 7,000 tons of lead. If the price for each metal were to change by 10%, the change in the total value of the hedged concentrates sold would be approximately $8.5 million. As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited financially-settled forward contracts for our silver, gold, zinc, and lead sales.

Commodity-Price Risk Management

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for a description of our metals prices risk management program.

Foreign Currency Risk Management

We operate and have mining interests in Canada, which exposes us to risks associated with fluctuations in the exchange rates between the USD and the CAD. We determined the functional currency for our Canadian operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD to USD are recorded to earnings each period. For the three and six months ended June 30, 2026, we recognized a net foreign exchange loss of $4.4 million (2025: $3.8 million) and $3.9 million (2025: $4.2 million). Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at June 30, 2026 would have resulted in a change of approximately $1.4 million in our net foreign exchange gain or loss. We do not hedge the remeasurement of monetary assets and liabilities. We do hedge some of our operating and capital costs denominated in CAD as economic hedges.

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for a description of our foreign currency risk management program.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of June 30, 2026, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Item 1A. Risk Factors

Item 1A. – Risk Factors of our 2025 Form 10-K set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results.

The growth opportunities described in this report are subject to significant risks and uncertainties.

The growth opportunities discussed elsewhere in this report, including the Greens Creek pyrite concentrate circuit, the Greens Creek tailings reprocessing project, and the potential restart of our Midas mill (collectively, the “Growth Projects”), are in early stages of technical and economic evaluation and are subject to the following risks:

•
the costs of developing new orebodies, processing circuits, or facilities, and the risk that capital and operating costs may be higher, and returns lower, than currently estimated;
•
our ability to obtain and maintain permits and other governmental approvals on the timeline anticipated, or at all, including as a result of environmental, regulatory, or third-party review processes;
•
uncertainty in mineral resource and exploration estimates, including, with respect to the Midas restart, the risk that further exploration and delineation may not identify mineral resources sufficient to support a sustainable restart of operations;
•
the performance of new or modified metallurgical processes at a commercial scale, including with respect to the potential pyrite concentrate circuit and reprocessing of tailings at Greens Creek, which may differ materially from projected results and results obtained in preliminary testing; and
•
fluctuations in silver, gold, and other metals prices, which may significantly affect the economic attractiveness of these Growth Projects and may differ materially from the prices assumed in our current evaluations.

In addition, the Growth Projects are subject to the risks described in Part I, Item 1A of our 2025 Form 10-K, including, without limitation, the following risks:

•
We are required to obtain governmental permits and other approvals in order to conduct mining operations.
•
Legal challenges could prevent exploration projects from being developed or existing mines from future expansion.
•
Our costs of extending existing reserves or development of new orebodies and other capital costs may be higher and provide less return than we estimated.
•
Our mineral reserve and resource estimates may be imprecise.
•
A substantial or extended decline in metals prices would have a material adverse effect on us.
•
Mine closure and reclamation regulations impose substantial costs on our operations and include requirements that we provide financial assurance supporting those obligations. These costs could significantly increase and we might not be able to provide financial assurance.

Any decision to proceed with development of these projects would require further technical, economic, and regulatory review and approval by management and, where applicable, our Board of Directors. There is no assurance that any of these projects will be developed, or that if developed, will be profitable or completed on the timeline, at the cost, or with the results currently projected.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this Quarterly Report.

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – June 30, 2026

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
10.1

Amended and Restated Hecla Mining Company Stock Plan for Nonemployee Directors. Filed as exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended September 30, 2024 (File No 1-8491) and incorporated herein by reference. (1)

10.2

First Amendment to the Amended and Restated Hecla Mining Company Stock Plan for Nonemployee Directors. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 22, 2026 (File No. 1-8491) and incorporated herein by reference. (1)

10.3

Credit Agreement dated as of July 21, 2022, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company, and Hecla Juneau Mining Company, as the Borrowers, Bank of America, N.A., as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K on July 21, 2022 (File No. 1-8491) and incorporated herein by reference.

10.4

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

HECLA MINING COMPANY
(Registrant)

Date:	August 4, 2026	By:	/s/ Rob Krcmarov
Rob Krcmarov, President and Chief Executive Officer,
Director

Date:	August 4, 2026	By:	/s/ Russell D. Lawlar
Russell D. Lawlar, Senior Vice President,
Chief Financial Officer