Form 10-Q
period 2026-09-30
HECLA MINING CO/DE/
filed 2026-11-04
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding October 30, 2026
Common stock, par value $0.25 par value per share	671,777,326

Hecla Mining Company

Form 10-Q

For the Quarter Ended September 30, 2026

INDEX*

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Income - Three Months Ended and Nine Months Ended September 30, 2026 and 2025	3
	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2026 and 2025	4
	Condensed Consolidated Balance Sheets - September 30, 2026 and December 31, 2025	5
	Condensed Consolidated Statements of Changes in Stockholders' Equity – Three Months Ended and Nine Months Ended September 30, 2026 and 2025	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
	Forward-Looking Statements	27
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
	Overview	28
	Consolidated Results of Operations	30
	Reconciliation of Costs Applicable to Sales to Cash Cost, Before By-product Credits (non-GAAP) and Cash Cost (non-GAAP) and All-In Sustaining Cost, Before By-product Credits (non-GAAP) and All-In Sustaining Cost (non-GAAP)	43
	Financial Liquidity and Capital Resources	47
	Contractual Obligations, Contingent Liabilities and Commitments	50
	Off-Balance Sheet Arrangements	50
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	52

PART II.	OTHER INFORMATION	53

Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	55
Signatures		56
*Items 2 and 3 of Part II are omitted as they are not applicable.

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Sales	$394,820	$315,998	$1,140,104	$740,324
COSTS AND EXPENSES
Costs applicable to sales (1)	158,197	135,925	399,890	345,162
Depreciation, depletion and amortization	36,549	37,728	107,089	98,857
General and administrative	15,582	13,872	46,508	38,411
Exploration and pre-development	17,181	9,494	33,478	22,544
Care and maintenance	3,353	3,257	9,661	10,728
Provision for closed operations and environmental matters	4,017	1,268	6,643	2,902
Other operating expense, net	2,787	3,471	10,876	5,365
Total costs and expenses	237,666	205,015	614,145	523,969
Income from operations	157,154	110,983	525,959	216,355
Other income (expense):
Interest expense	(620)	(13,264)	(8,689)	(35,604)
Fair value adjustments, net	26,691	19,828	11,500	27,666
Net foreign exchange (loss) gain	(652)	436	(4,599)	(3,724)
Other income	7,575	2,410	18,173	4,697
Total other income (expense)	32,994	9,410	16,385	(6,965)
Income before income and mining taxes	190,148	120,393	542,344	209,390
Income and mining tax provision	(40,548)	(31,030)	(110,215)	(61,390)
Income from continuing operations	149,600	89,363	432,129	148,000
Income (loss) from discontinued operations, net of income and mining taxes	—	11,363	(183,681)	39,303
Net income	$149,600	$100,726	$248,448	$187,303
Preferred stock dividends	(132)	(138)	(396)	(414)
Net income applicable to common stockholders	$149,468	$100,588	$248,052	$186,889

Comprehensive income:
Income from continuing operations	$149,600	$89,363	$432,129	$148,000
Change in fair value of derivative contracts designated as hedge transactions and other	(6,489)	(4,397)	(16,790)	1,290
Comprehensive income from continuing operations	$143,111	$84,966	$415,339	$149,290
Comprehensive income (loss) from discontinued operations	—	11,363	(183,681)	39,303
Comprehensive income	$143,111	$96,329	$231,658	$188,593

Net income (loss) per common share:
Basic:
Continuing operations	$0.22	$0.13	$0.64	$0.23
Discontinued operations	—	0.02	(0.27)	0.06
Basic income per common share after preferred dividends	$0.22	$0.15	$0.37	$0.29

Diluted income (loss) per share:
Continuing operations	$0.22	$0.13	$0.64	$0.23
Discontinued operations	—	0.02	(0.27)	0.06
Diluted income per common share after preferred dividends	$0.22	$0.15	$0.37	$0.29

Weighted average number of common shares outstanding - basic	671,680	669,194	670,953	646,312
Weighted average number of common shares outstanding - diluted	676,872	671,938	676,531	649,533
(1) Excludes depreciation, depletion and amortization

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Operating activities:
Net income	$248,448	$187,303
Less: (Loss) income from discontinued operations, net of taxes	(183,681)	39,303
Income from continuing operations	$432,129	$148,000
Non-cash elements included in net income:
Depreciation, depletion and amortization	110,618	101,152
Inventory adjustments	—	2,421
Fair value adjustments, net	(11,500)	(27,666)
Provision for reclamation and closure costs	5,584	4,839
Stock-based compensation	9,458	7,562
Deferred income taxes	33,962	50,648
Net foreign exchange loss	4,599	3,724
Other non-cash items, net	3,393	5,114
Change in assets and liabilities:
Accounts receivable	13,480	(72,461)
Inventories	(3,803)	(7,812)
Other current and non-current assets	(52,263)	14,073
Accounts payable, accrued and other current liabilities	17,625	(3,507)
Accrued payroll and related benefits	(8,934)	10,093
Accrued taxes	4,651	4,779
Accrued reclamation and closure costs and other non-current liabilities	1,793	(3,372)
Cash provided by operating activities of continuing operations	560,792	237,587
Cash provided by operating activities of discontinued operations	11,324	107,996
Net cash provided by operating activities	572,116	345,583
Investing activities:
Additions to property, plant and mine development	(130,121)	(124,939)
Proceeds from sale of Hecla Quebec, net of transaction costs	178,181	—
Proceeds from sale of Minera Hecla	5,228	—
Proceeds from sales of investments	181,056	3,696
Purchases of investments	(57,183)	—
Proceeds from asset dispositions	766	714
Net cash provided by (used in) investing activities of continuing operations	177,927	(120,529)
Net cash used in investing activities of discontinued operations	(8,799)	(45,104)
Net cash provided by (used in) investing activities	169,128	(165,633)
Financing activities:
Proceeds from sale of common stock, net	63	216,225
Acquisition of treasury stock	(4,528)	(885)
Borrowing of debt	—	153,000
Repayment of debt	(263,000)	(427,245)
Dividends paid to common and preferred stockholders	(8,088)	(7,676)
Credit facility costs	(1,725)	—
Repayments of finance leases and other	(5,308)	(5,272)
Net cash (used in) provided by financing activities of continuing operations	(282,586)	(71,853)
Net cash used in financing activities of discontinued operations	(8,431)	(1,371)
Net cash used in financing activities	(291,017)	(73,224)
Effect of exchange rates on cash	(220)	311
Net increase in cash, cash equivalents and restricted cash and cash equivalents	450,007	107,037
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	242,732	28,045
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$692,739	$135,082
Reconciliation of cash and cash equivalents and restricted cash and cash equivalents above
Cash and cash equivalents	$691,569	$133,910
Non-current restricted cash and cash equivalents	$1,170	$1,172
Total cash and cash equivalents and restricted cash and cash equivalents as reported on the consolidated statements of cash flows	$692,739	$135,082
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,109	$42,787
Cash paid for income and mining taxes, net	$83,228	$6,216
Significant non-cash investing and financing activities:
Common stock issued as incentive compensation	$1,382	$2,503
Common stock issued for 401(k) match	$1,313	$3,808
Common shares and royalty asset received for sale of Hecla Quebec	$128,834	$—

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$691,569	$241,558
Accounts receivable:
Trade	134,250	170,230
Other, net	34,949	12,019
Inventories:
Product inventories	23,818	26,518
Materials and supplies	61,335	55,169
Current investments	75,593	59,644
Other current assets	30,648	23,421
Assets of discontinued operations	—	40,785
Total current assets	1,052,162	629,344
Non-current investments	45,562	47,842
Restricted cash and cash equivalents	1,170	1,174
Property, plants, equipment and mine development, net	2,151,987	2,130,581
Operating lease right-of-use assets	8,039	8,859
Other non-current assets	101,104	31,901
Assets of discontinued operations	—	710,944
Total assets	$3,360,024	$3,560,645
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$94,794	$77,592
Accrued payroll and related benefits	19,890	30,228
Accrued taxes	27,885	18,544
Finance leases	4,133	4,262
Accrued reclamation and closure costs	13,402	13,795
Accrued interest	—	7,678
Other current liabilities	16,553	39,107
Liabilities of discontinued operations	—	40,358
Total current liabilities	176,657	231,564
Accrued reclamation and closure costs	117,118	112,491
Long-term debt including finance leases	7,078	263,171
Deferred tax liabilities	197,648	157,585
Other non-current liabilities	39,864	33,912
Liabilities of discontinued operations	—	170,276
Total liabilities	538,365	968,999
Commitments and contingencies (Notes 4, 7, 8, and 11)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, September 30, 2026 - 150,736 shares issued and outstanding and December 31, 2025 - 153,956 shares, liquidation preference — $7,537	38	39
Common stock, $0.25 par value, authorized 1,250,000,000 shares; issued September 30, 2026 — 681,230,113 shares and December 31, 2025 — 679,220,408 shares	170,115	169,689
Capital surplus	2,653,620	2,643,211
Retained earnings (accumulated deficit)	58,354	(182,143)
Accumulated other comprehensive loss, net	(20,124)	(3,334)
Less treasury stock, at cost; September 30, 2026 — 9,190,886 and December 31, 2025 — 8,920,348 shares issued and held in treasury	(40,344)	(35,816)
Total stockholders’ equity	2,821,659	2,591,646
Total liabilities and stockholders’ equity	$3,360,024	$3,560,645

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars are in thousands, except for share and per share amounts)

	Three Months Ended September 30, 2026
	Series B Preferred Stock	Common Stock	Capital Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, July 1, 2026	$38	$170,115	$2,650,243	$(88,593)	$(13,635)	$(40,344)	$2,677,824
Net income	—	—	—	149,600	—	—	149,600
Stock-based compensation expense	—	—	3,377	—	—	—	3,377
Stock-based compensation distributed (2,825 shares)	—	—	—	—	—	—	—
Common stock ($0.00375 per share) and Series B Preferred stock ($0.875 per share) dividends declared	—	—	—	(2,653)	—	—	(2,653)
Other comprehensive loss	—	—	—	—	(6,489)		(6,489)
Balances, September 30, 2026	$38	$170,115	$2,653,620	$58,354	$(20,124)	$(40,344)	$2,821,659

	Three Months Ended September 30, 2025
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, July 1, 2025	$39	$167,872	$2,594,492	$(411,975)	$(4,579)	$(35,816)	$2,310,033
Net income	—	—	—	100,726	—	—	100,726
Stock-based compensation expense	—	—	2,639	—	—	—	2,639
Stock-based compensation distributed (2,257 shares)	—	—	—	—	—	—	—
Common stock issued for 401(k) match (206,031 shares)	—	51	1,152	—	—	—	1,203
Common stock ($0.00375 per share) and Series B Preferred stock ($0.875 per share) dividends declared	—	—	—	(2,653)	—	—	(2,653)
Common stock issued under ATM program (6,950,792 shares), net	—	1,738	40,355	—	—	—	42,093
Other comprehensive loss	—	—	—	—	(4,397)	—	(4,397)
Balances, September 30, 2025	$39	$169,661	$2,638,638	$(313,902)	$(8,976)	$(35,816)	$2,449,644

	Nine Months Ended September 30, 2026
	Series B Preferred Stock	Common Stock	Capital Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2026	$39	$169,689	$2,643,211	$(182,143)	$(3,334)	$(35,816)	$2,591,646
Net income	—	—	—	248,448	—	—	248,448
Stock-based compensation expense	—	—	8,076	—	—	—	8,076
Stock-based compensation distributed (1,839,556 shares)	—	384	(384)	—	—	(4,528)	(4,528)
Common stock issued for warrant (8,000 shares) and preferred stock conversion (10,354 shares)	(1)	4	60	—	—	—	63
Common stock issued to directors (86,532 shares)	—	22	1,360	—	—	—	1,382
Common stock issued for 401(k) match (65,263 shares)	—	16	1,297	—	—	—	1,313
Common stock ($0.01125 per share) and Series B Preferred stock ($2.625 per share) dividends declared	—	—	—	(7,951)	—	—	(7,951)
Other comprehensive loss	—	—	—	—	(16,790)	—	(16,790)
Balances, September 30, 2026	$38	$170,115	$2,653,620	$58,354	$(20,124)	$(40,344)	$2,821,659

	Nine Months Ended September 30, 2025
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, net	Treasury Stock	Total
Balances, January 1, 2025	$39	$160,052	$2,418,149	$(493,529)	$(10,266)	$(34,931)	$2,039,514
Net income	—	—	—	187,303	—	—	187,303
Stock-based compensation expense	—	—	6,528	—	—	—	6,528
Stock-based compensation distributed (1,148,767 shares)	—	287	(287)	—	—	(885)	(885)
Stock issued for incentive compensation (477,775 shares)	—	119	2,384	—	—	—	2,503
Common stock issued to directors (179,836 shares)	—	41	993	—	—	—	1,034
Common stock ($0.01125 per share) and Series B Preferred stock ($2.625 per share) dividends declared	—	—	—	(7,676)	—	—	(7,676)
Common stock issued under ATM program (35,959,328 shares), net	—	8,990	207,235	—	—	—	216,225
Common stock issued for 401(k) match (688,753 shares)	—	172	3,636	—	—	—	3,808
Other comprehensive income	—	—	—	—	1,290	—	1,290
Balances, September 30, 2025	$39	$169,661	$2,638,638	$(313,902)	$(8,976)	$(35,816)	$2,449,644

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1. Basis of Preparation of Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Hecla Mining Company and its subsidiaries (collectively, “Hecla,” “the Company,” “we,” “our,” or “us,” except where the context requires otherwise) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required annually by accounting principles generally accepted in the United States of America (“GAAP”). Therefore, this information should be read in conjunction with the Company’s consolidated financial statements and notes contained in our annual report for the year ended December 31, 2025, which were revised to conform with current year financial statement changes as described in Note 2U. Reclassifications — regarding reclassifications in the Consolidated Statements of Operations and Comprehensive Income (Loss) presentation and the elimination of Casa Berardi as segment and reported as a discontinued operation and are included in Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2026. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

On March 25, 2026, we completed the previously announced sale of our wholly owned subsidiary Hecla Quebec Inc. (“Hecla Quebec”), which owned the Casa Berardi mine and other exploration properties in Quebec, Canada, to Orezone Gold Corporation (“Orezone”) for total undiscounted consideration of up to $601.7 million. We recognized a loss of $192.5 million, upon the sale of Hecla Quebec based upon the difference between the fair value of the consideration received and the net assets disposed of. The transaction represents a strategic shift that has a major effect on our operations and financial results and therefore, beginning with the quarterly report on Form 10-Q for the period ended March 31, 2026, the Casa Berardi operation is no longer a reportable segment and its financial results are reflected in our condensed consolidated financial statements as a discontinued operation for all periods presented, including prior periods which have been recast to reflect this presentation. Unless otherwise specified, these notes to the unaudited interim condensed consolidated financial statements reflect continuing operations. See Note 13. Sale of Hecla Quebec Inc. and Discontinued Operations for additional information.

During the nine months ended September 30, 2026, we also completed the sale of our immaterial Mexican subsidiaries, Minera Hecla and Industrias Hecla, as we executed on our strategic decision to exit Mexico. Minera Hecla was engaged in rehabilitation activities of the former San Sebastian mine site. Total cash consideration of $5.2 million was received, and we recognized a loss of $2.4 million.

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

General corporate activities not associated with operating mines and their various exploration activities, as well as idle properties and environmental remediation services we provide in the Yukon, Canada, are presented as “other.” The nature of the items that reconcile gross profit (loss) to income before income and mining taxes are not related to our reportable segments.

The tables below present information about our reportable segments for the three and nine months ended September 30, 2026 and 2025 (in thousands):

Three months ended September 30, 2026	Greens Creek	Lucky Friday	Keno Hill	Total Reportable Segments	Other	Total

Metal sales	$222,216	$100,066	$50,172	$372,454	$—	$372,454
Environmental remediation services	—	—	—	—	22,366	22,366
Intersegment sales	—	—	5,860	5,860	—	5,860
Reconciliation of sales	222,216	100,066	56,032	378,314	22,366	400,680
Elimination of intersegment sales	—	—	(5,860)	(5,860)	—	(5,860)
Total consolidated sales						394,820
Salaries, wages and other benefits	20,282	18,086	8,816	47,184	253	47,437
Contractors	2,882	3,684	4,619	11,185	19,343	30,528
Materials and consumables	27,159	10,226	8,114	45,499	2,798	48,297
Product inventory change	12,561	535	1,596	14,692	—	14,692
Other direct production costs	13,283	1,694	2,257	17,234	9	17,243
Depreciation, depletion and amortization	15,621	14,985	5,943	36,549	—	36,549
Gross profit (loss)	$130,428	$50,856	$18,827	$200,111	$(37)	$200,074
Other operating expenses (a)						42,920
Income from operations						157,154
Other income (expense):
Interest expense						(620)
Fair value adjustments, net						26,691
Foreign exchange loss, net						(652)
Other income						7,575
Income before income and mining taxes						$190,148

Capital investments	$11,746	$23,655	$11,205	$46,606	$5,108	$51,714

(a) Other operating expense items include general and administrative, exploration and pre-development, care and maintenance, provision for closed operations and environmental matters, and other operating expense, net.

Three months ended September 30, 2025	Greens Creek	Lucky Friday	Keno Hill	Total Reportable Segments	Other	Total

Metal sales	$178,064	$74,192	$47,551	$299,807	$—	$299,807
Environmental remediation services	—	—	—	—	16,191	16,191
Intersegment sales	—	—	1,928	1,928	—	1,928
Reconciliation of sales	178,064	74,192	49,479	301,735	16,191	317,926
Elimination of intersegment sales	—	—	(1,928)	(1,928)	—	(1,928)
Total consolidated sales						315,998
Salaries, wages and other benefits	19,392	16,586	7,377	43,355	177	43,532
Contractors	2,951	3,669	3,781	10,401	15,665	26,066
Materials and consumables	27,430	11,398	5,913	44,741	337	45,078
Product inventory change	5,106	(1,127)	8,057	12,036	—	12,036
Other direct production costs	10,550	644	(1,985)	9,209	4	9,213
Depreciation, depletion and amortization	16,229	13,471	8,028	37,728	—	37,728
Gross profit	$96,406	$29,551	$16,380	$142,337	$8	$142,345
Other operating expenses (a)						31,362
Income from operations						110,983

Other income (expense):
Interest expense						(13,264)
Fair value adjustments, net						19,828
Foreign exchange gain, net						436
Other income						2,410
Income before income and mining taxes						$120,393

Capital investments	$12,179	$16,865	$14,747	$43,791	$634	$44,425

(a) Other operating expense items include general and administrative, exploration and pre-development, care and maintenance, provision for closed operations and environmental matters, and other operating expense, net.

Nine months ended September 30, 2026	Greens Creek	Lucky Friday	Keno Hill	Total Reportable Segments	Other	Total

Metal sales	$638,548	$332,643	$131,066	$1,102,257	$—	$1,102,257
Environmental remediation services	—	—	—	—	37,847	37,847
Intersegment sales	—	—	9,733	9,733	—	9,733
Reconciliation of sales	638,548	332,643	140,799	1,111,990	37,847	1,149,837
Elimination of intersegment sales	—	—	(9,733)	(9,733)	—	(9,733)
Total consolidated sales						1,140,104
Salaries, wages and other benefits	60,088	57,274	26,452	143,814	542	144,356
Contractors	8,304	11,722	10,888	30,914	34,634	65,548
Materials and consumables	81,476	31,246	23,344	136,066	2,381	138,447
Product inventory change	8,338	1,699	(2,112)	7,925	—	7,925
Other direct production costs	34,247	2,427	6,889	43,563	51	43,614
Depreciation, depletion and amortization	45,918	45,545	15,626	107,089	—	107,089
Gross profit	$400,177	$182,730	$49,979	$632,886	$239	$633,125
Other operating expenses (a)						107,166
Income from operations						525,959
Other income (expense):
Interest expense						(8,689)
Fair value adjustments, net						11,500
Foreign exchange loss, net						(4,599)
Other income						18,173
Income before income and mining taxes						$542,344

Capital investments	$29,929	$57,354	$33,466	$120,749	$9,372	$130,121

(a) Other operating expense items include general and administrative, exploration and pre-development, care and maintenance, provision for closed operations and environmental matters, and other operating expense, net.

Nine months ended September 30, 2025	Greens Creek	Lucky Friday	Keno Hill	Total Reportable Segments	Other	Total

Metal sales	$418,209	$201,659	$90,581	$710,449	$—	$710,449
Environmental remediation services	—	—	—	—	29,875	29,875
Intersegment sales	—	—	4,115	4,115	—	4,115
Reconciliation of sales	418,209	201,659	94,696	714,564	29,875	744,439
Elimination of intersegment sales	—	—	(4,115)	(4,115)	—	(4,115)
Total consolidated sales						740,324
Salaries, wages and other benefits	55,926	45,921	21,058	122,905	373	123,278
Contractors	5,413	11,360	11,218	27,991	29,015	57,006
Materials and consumables	78,495	33,720	19,957	132,172	511	132,683
Product inventory change	(3,227)	(421)	2,063	(1,585)	—	(1,585)
Other direct production costs	30,895	225	2,656	33,776	4	33,780
Depreciation, depletion and amortization	42,715	40,171	15,971	98,857	—	98,857
Gross profit (loss)	$207,992	$70,683	$17,658	$296,333	$(28)	$296,305
Other operating expenses (a)						79,950
Income from operations						216,355
Other income (expense):
Interest expense						(35,604)
Fair value adjustments, net						27,666
Foreign exchange loss, net						(3,724)
Other income						4,697
Income before income and mining taxes						$209,390

Capital investments	$31,335	$48,253	$42,228	$121,816	$3,123	$124,939

(a) Other operating expense items include general and administrative, exploration and pre-development, care and maintenance, provision for closed operations and environmental matters, and other operating expense, net.

Other sales for the three and nine months ended September 30, 2026 and 2025, consists solely of revenue from our environmental remediation services subsidiary in the Yukon. During the three and nine months ended September 30, 2026, Keno Hill sold $5.9 million (2025: $1.9 million) and $9.7 million (2025: $4.1 million), respectively, of precious metals concentrate to Greens Creek which is eliminated upon consolidation.

Sales by metal for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Silver	$257,697	$189,775	$767,058	$430,227
Gold	54,368	50,748	154,550	120,979
Lead	23,991	24,379	70,652	67,961
Zinc	33,892	37,422	108,235	101,685
Copper	680	880	1,100	2,250
Less: Smelter and refining charges	1,826	(3,397)	662	(12,653)
Total metal sales	372,454	299,807	1,102,257	710,449
Environmental remediation services	22,366	16,191	37,847	29,875
Total sales	$394,820	$315,998	$1,140,104	$740,324

The Company enters into sales contracts with third-party smelters, refiners and off-take customers which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable recorded at the forward price at the time of sale. The embedded derivatives do not qualify for hedge accounting and are marked to market through earnings each period until final settlement.

Sales of metals for the three months ended September 30, 2026 include net losses of $13.2 million (2025: $8.5 million net losses) and for the nine months ended September 30, 2026, net losses of $13.5 million (2025: $9.8 million), on derivative contracts for silver, lead, and zinc. See Note 8 for more information.

The following table presents total assets by reportable segment as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Total assets:
Greens Creek	$637,735	$640,011
Lucky Friday	665,736	688,997
Keno Hill	526,452	505,205
Total assets of reportable segments	1,829,923	1,834,213
Other	1,530,101	974,703
Assets of discontinued operations	—	751,729
Total assets	$3,360,024	$3,560,645

Note 3. Income and Mining Taxes

Major components of our income and mining tax for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Current:
Domestic	$(37,936)	$(5,414)	$(71,050)	$(10,742)
Foreign	(4,627)	(0)	(5,203)	0
Total current income and mining tax provision	(42,563)	(5,414)	(76,253)	(10,742)
Deferred:
Domestic	9,809	(24,300)	(24,334)	(47,208)
Foreign	(7,794)	(1,315)	(9,628)	(3,441)
Total deferred income and mining tax provision	2,015	(25,615)	(33,962)	(50,648)
Total income and mining tax provision	$(40,548)	$(31,030)	$(110,215)	$(61,390)

The income and mining tax provision for the three and nine months ended September 30, 2026 and 2025 varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax income primarily due to the impact of taxation in foreign jurisdictions, domestic and foreign mining taxes, percentage depletion, non-recognition of net operating losses, the tax effect of Global Intangible Low-Taxed Income and subpart F income inclusion, foreign exchange gains and losses in certain jurisdictions, and the tax effects of the entity classification election discussed below.

For the three and nine months ended September 30, 2026, we used the annual effective tax rate method to calculate the income and mining tax provision. During the second quarter we filed and were approved for an Entity Classification Election to classify Klondex Mines Unlimited Liability Company, the subsidiary that owns our Nevada assets, as a disregarded entity effective January 1, 2026. The Klondex (USA) Group joined the U.S. consolidated Hecla Mining Company Group's income tax filings. Due to this change in entity classification, we released a portion of the valuation allowance and revalued the state deferred tax liabilities in our Klondex USA tax group. These amounts were treated as discrete adjustments within the tax provision.

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

Net periodic pension cost for the plans consisted of the following for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service cost	$999	$1,068	$2,997	$3,204
Interest cost	2,181	2,094	6,543	6,282
Expected return on plan assets	(2,969)	(3,251)	(8,907)	(9,753)
Amortization of prior service cost	20	20	60	60
Amortization of net loss	—	326	—	978
Net periodic pension cost	$231	$257	$693	$771

For the three and nine months ended September 30, 2026 and 2025, the service cost component of net periodic pension cost is included in the same line items of our condensed consolidated financial statements as other employee compensation costs. For the three and nine months ended September 30, 2026, the net benefit related to all other components of net periodic pension cost of $0.8 million (2025: $0.8 million) and $2.3 million (2025: $2.4 million), respectively, is included in other income on our condensed consolidated statements of operations and comprehensive income.

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator
Income from continuing operations	$149,600	$89,363	$432,129	$148,000
Income (loss) from discontinued operations	—	11,363	(183,681)	39,303
Preferred stock dividends	(132)	(138)	(396)	(414)
Net income applicable to common stockholders	$149,468	$100,588	$248,052	$186,889

Denominator
Basic weighted average common shares	671,680	669,194	670,953	646,312
Dilutive units	5,192	2,744	5,578	3,221
Diluted weighted average common shares	676,872	671,938	676,531	649,533

Basic income per share:
Income from continuing operations	$0.22	$0.13	$0.64	$0.23
Income (loss) from discontinued operations	—	0.02	(0.27)	0.06
Basic earnings per common share	$0.22	$0.15	$0.37	$0.29

Diluted income per common share
Income from continuing operations	$0.22	$0.13	$0.64	$0.23
Income (loss) from discontinued operations	—	0.02	(0.27)	0.06
Diluted earnings per common share	$0.22	$0.15	$0.37	$0.29

Note 6. Stockholders’ Equity

Warrants

We have 2,060,000 warrants outstanding at September 30, 2026, (December 31, 2025: 2,068,000 warrants) following the conversion of 8,000 warrants during the nine months ended September 30, 2026, each with an exercise price of $8.02. The 2,060,000 warrants outstanding expire in April 2032. The warrants were issued as part of the Klondex acquisition purchase consideration in July 2018. Each warrant entitles the warrant holder to purchase one share of our common stock. We received $64,000 for the 8,000 warrants converted.

At-The-Market ("ATM") Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents. Sales of the shares, if any, will be made by means of ordinary brokers' transactions or as otherwise agreed between us and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including our share price, our cash resources, potential use of proceeds, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any sales of shares under the agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. We did not sell any shares under the ATM during the nine months ended September 30, 2026. Since inception, we have sold 59,802,012 shares under the ATM for total proceeds of $348.5 million, net of commissions and fees of $5.4 million.

Preferred Stock

During the nine months ended September 30, 2026, 3,220 shares of Preferred Stock were converted into 10,354 shares of our common stock.

Stock-based Compensation Plans

We have stock incentive plans for executives, directors, and eligible employees, under which performance stock units, restricted stock units, and shares of common stock are granted. For the three and nine months ended September 30, 2026, stock-based compensation expense for restricted stock units and performance-based grants to employees, totaled $3.4 million (2025: $2.6 million) and $8.1 million (2025: $6.5 million), respectively. At September 30, 2026, there was $18.0 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.2 years.

The following table summarizes the stock-based compensation grants awarded during the nine months ended September 30, 2026:

Grant date	Award type	Number granted	Grant date fair value per share
June 23, 2026	Restricted stock	573,134	15.98
June 23, 2026	Performance based	311,244	23.33

Pursuant to our directors stock plan, 86,532 shares (2025: 179,836) with a value of $1.4 million (2025: $1.0 million) were awarded to our directors and recorded as stock-based compensation expense during the nine months ended September 30, 2026.

In connection with the vesting of incentive and share-based compensation, certain employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which we withhold the number of shares necessary to satisfy such tax withholding obligations and pay the obligations in cash. As a result, in the nine months ended September 30, 2026, we withheld 270,538 shares valued at $4.5 million, or $16.74 per share, respectively. For the nine months ended September 30, 2025, we withheld 151,976 shares valued at $0.9 million, or $5.82 per share.

Common and Preferred Stock Dividends

During the first three quarters of 2026, our Board of Directors declared and we paid a quarterly dividend of $0.00375 per common share, pursuant to our dividend policy. In addition, during the first three quarters of 2026, our Board of Directors declared and paid quarterly dividends of $0.875 on our Series B Cumulative Convertible Preferred Stock.

Accumulated Other Comprehensive Income (Loss), Net ("AOCI")

The following table lists the beginning balance, quarterly activity, and ending balances, net of income and mining tax, of each component of “Accumulated Other Comprehensive Income (Loss), net” (in thousands):

	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	AOCI
Balance January 1, 2026	$1,505	$(4,839)	$(3,334)
Other comprehensive loss before reclassification	(1,507)	—	(1,507)
Reclassification from AOCI to sales	(2,310)	—	(2,310)
Reclassification from AOCI to costs applicable to sales	349	—	349
Reclassification from AOCI to fair value adjustments, net	525	—	525
Provision for income taxes	786	—	786
Balance March 31, 2026	$(652)	$(4,839)	$(5,491)
Other comprehensive loss before reclassification	(11,896)	—	(11,896)
Reclassification from AOCI to sales	747	—	747
Provision for income taxes	3,005	—	3,005
Balance June 30, 2026	$(8,796)	$(4,839)	$(13,635)
Other comprehensive loss before reclassification	(12,072)	—	(12,072)
Reclassification from AOCI to sales	3,211	—	3,211
Provision for income taxes	2,372	—	2,372
Balance September 30, 2026	$(15,285)	$(4,839)	$(20,124)

	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	AOCI
Balance January 1, 2025	$5,994	$(16,260)	$(10,266)
Other comprehensive gain before reclassification	3,688	—	3,688
Reclassification from AOCI to sales	(2,178)	—	(2,178)
Reclassification from AOCI to discontinued operations	1,825	—	1,825
Provision for income taxes	(901)	—	(901)
Balance March 31, 2025	$8,428	$(16,260)	$(7,832)
Other comprehensive gain before reclassification	6,919	—	6,919
Reclassification from AOCI to sales	(3,502)	—	(3,502)
Reclassification from AOCI to discontinued operations	1,007	—	1,007
Provision for income taxes	(1,171)	—	(1,171)
Balance June 30, 2025	$11,681	$(16,260)	$(4,579)
Other comprehensive loss before reclassification	(1,121)	—	(1,121)
Reclassification from AOCI to sales	(5,157)	—	(5,157)
Reclassification from AOCI to discontinued operations	682	—	682
Provision for income taxes	1,199	—	1,199
Balance September 30, 2025	$7,284	$(16,260)	$(8,976)

Note 7. Debt, Credit Agreement and Leases

On April 9, 2026, we repaid the remaining $263 million of our 7.25% Senior Notes ("Senior Notes") for a total payment of $265.8 million, including interest expense of $2.8 million. The full redemption of the Senior Notes resulted in a loss on extinguishment of $0.9 million related to the remaining portion of deferred debt issuance costs, which were recorded as part of Interest expense in our Consolidated Statement of Operations and Comprehensive Income. At December 31, 2025, our debt consisted entirely of our Senior Notes.

The following table summarizes our long-term debt balances as of December 31, 2025 (in thousands):

December 31, 2025
Senior Notes
Principal	$263,000
Unamortized discount/premium and issuance costs	(1,053)
Total debt	$261,947

The following table summarizes the scheduled annual future payments, including interest, for our finance and operating leases as of September 30, 2026 (in thousands). Operating leases are included in other current and non-current liabilities on our condensed consolidated balance sheets. See Note 11 for more information.

Twelve-month period ending September 30,	Finance Leases	Operating Leases
2027	$4,709	$1,509
2028	2,422	1,504
2029	2,422	1,509
2030	2,422	1,236
2031	605	928
Thereafter	—	4,767
	12,580	11,453
Less: effect of discounting	(1,369)	(2,955)
Total	$11,211	$8,498

Credit Agreement

New $500 million facility

On September 16, 2026, we entered into a revolving credit agreement (the “New Credit Agreement”) with various financial institutions (the “Lenders”), Bank of Montreal and Bank of America, N.A. as letters of credit issuers, and Bank of America, N.A., as administrative agent for the Lenders and as swingline lender and L/C issuer.

The New Credit Agreement provides for a $500 million senior secured revolving credit facility, with an option to increase the aggregate commitments by up to an additional $100 million, subject to obtaining additional lender commitments and satisfaction of the conditions set forth therein. The revolving loans under the New Credit Agreement mature on September 16, 2030, subject to our ability to extend the maturity date for an additional year from the then-existing maturity date upon request to the Lenders. Proceeds of loans under the New Credit Agreement may be used for working capital, capital expenditures and other general corporate purposes, including refinancing and repayment of indebtedness outstanding under the Prior Credit Agreement (as defined below).

The interest rate on outstanding loans under the New Credit Agreement is, at the option of the applicable borrower, based on Term Secured Overnight Financing Rate ("SOFR") or a base rate, in each case plus an applicable margin determined in accordance with the terms of the New Credit Agreement.

We are required to pay a commitment fee of between 0.20% to 0.35%, depending on our net leverage ratio. Letters of credit issued under the New Credit Agreement bear a fee between 1.625% and 2.500% based on our net leverage ratio, as well as a fronting fee to each issuing bank at an agreed upon rate per annum on the average daily dollar amount of our letter of credit exposure.

Hecla Mining Company and certain of our subsidiaries are borrowers under the New Credit Agreement, while certain of our subsidiaries are guarantors of the borrowers obligations under the New Credit Agreement. As further security, the New Credit Agreement is collateralized by certain equity interests of subsidiaries associated with the Greens Creek operations. Unlike the Prior Credit Agreement, the New Credit Agreement does not include a mortgage on the Greens Creek mine or a lien on substantially all assets of the Greens Creek Group.

At September 30, 2026, we had no amounts drawn and $3.4 million of outstanding letters of credit issued and outstanding under the New Credit Agreement. Letters of credit that are outstanding reduce availability under the New Credit Agreement.

We believe we were in compliance with all covenants under the New Credit Agreement as of September 30, 2026.

Prior $225 million facility

On July 21, 2022, we entered into a revolving credit agreement (as amended the "Prior Credit Agreement") providing for a $225 million senior secured revolving credit facility which had a term ending on July 21, 2028. As of December 31, 2025, no amounts were outstanding under the facility.

We were also able to obtain letters of credit under the facility, and for any such letters we were required to pay a participation fee of between 2.00% and 3.50% of the amount of the letters of credit based on our net leverage ratio, as well as a fronting fee to each issuing bank at an agreed upon rate per annum on the average daily dollar amount of our letter of credit exposure.

In connection with our entry into the New Credit Agreement, the Prior Credit Agreement was terminated on September 16, 2026. We believe we were in compliance with all covenants under the Prior Credit Agreement as of September 16, 2026.

Note 8. Derivative Instruments

General

Our current risk management policy provides that up to 75% of the next five years of our foreign currency, lead and zinc metals prices and silver and gold price exposure may be covered under a derivatives program with certain other limitations. Within this five year period our policy also allows us to hedge up to 100% of a specific exposure, provided the structure of the derivative instrument allows us to participate 100% in the upside. Our program also utilizes derivatives to manage price risk exposure created from the date when revenue is recognized from a shipment of concentrate until final settlement.

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

Foreign Currency

Our wholly-owned non-US subsidiaries owning the Keno Hill operation are USD-functional currency entities which routinely incur Canadian dollar ("CAD") denominated expenses. Such expenses expose us to exchange rate fluctuations, for which we have a program to manage our exposure to fluctuations of these subsidiaries' future CAD denominated operating and capital costs. The program utilizes forward contracts to buy CAD, which are not designated as cash flow hedges.

During the nine months ended September 30, 2026, realized losses of $0.9 million related to derivatives designated to our previously held Casa Berardi operation were transferred from accumulated other comprehensive (loss) into discontinued operations (three and nine months ended September 30, 2025: $0.7 million loss and $3.5 million loss, respectively).

As of September 30, 2026, we have a total of 143 forward contracts outstanding to buy a total of CAD $123.8 million having a notional amount of USD $89.0 million to provide economic hedges to the following exposures in 2026 and 2027:

•
Forecasted cash operating expenditures at Keno Hill of CAD $80.1 million at an average CAD-to-USD exchange rate of 1.3915.
•
Forecasted capital expenditures at Keno Hill of CAD $35.3 million at an average CAD-to-USD exchange rate of 1.3895.
•
Forecasted exploration expenditures at Keno Hill of CAD $4.9 million at an average CAD-to-USD exchange rate of 1.3903.
•
Forecasted Corporate expenditures of CAD $3.5 million at an average CAD-to-USD exchange rate of 1.3900.

As of September 30, 2026 and December 31, 2025, we recorded the following balances for the fair value of the forward contracts (in millions):

	September 30,	December 31,
Balance sheet line item:	2026	2025
Other current assets	$0.2	$1.1
Other current liabilities	(1.2)	(0.8)

For the three and nine months ended September 30, 2026, a net gain of $0.1 million and a net loss of $2.6 million, respectively, (2025: net loss of $2.0 million and $3.5 million gain), were recognized.

Metals Prices

We currently utilize a combination of derivatives including financially settled forward contracts, commodity price collars, and commodity price put options to manage the exposure to:

•
changes in prices of silver, gold, zinc, and lead contained in our concentrate shipments between the time of shipment and final settlement; and
•
changes in prices of zinc, lead, and silver contained in our forecasted future concentrate shipments.

The following tables summarize the quantities of metals committed under forward metals contracts at September 30, 2026 and December 31, 2025 which are designated and accounted for as cash flow hedges:

September 30, 2026	Pounds under contract (in 000's)		Average price per pound
	Zinc	Lead	Zinc	Lead
	(pounds)	(pounds)	(pounds)	(pounds)
Contracts on provisional sales
2026 settlements	20,448	6,504	$1.36	$0.97
2027 settlements	2,425	—	$1.36	$—
Contracts on forecasted sales
2026 settlements	—	2,315	$—	$0.99
2027 settlements	50,816	—	$1.42	$—
2028 settlements	44,974	—	$1.54	$—

December 31, 2025	Pounds under contract (in 000's)		Average price per pound
	Zinc	Lead	Zinc	Lead
	(pounds)	(pounds)	(pounds)	(pounds)
Contracts on provisional sales
2026 settlements	18,850	13,117	$1.37	$1.05
Contracts on forecasted sales
2026 settlements	53,407	42,108	1.33	1.02
2027 settlements	23,810	—	1.36	N/A

We utilize Zero Cost Collars ("Collars") to manage our exposure to changes in the price of precious metals in our provisional concentrate sales shipments. These Collars provide us a contractual right to receive at least the minimum price if market prices fall below the minimum price level specified in the contracts, while limiting our potential gains to the maximum price level specified in the contracts, should market prices rise higher. Should the price at settlement date be within the Collars price range, the Collars expire unexercised and we receive the spot price on settlement date. This strategy helps protect us from significant price drops while still allowing for some upside participation within the minimum and maximum price range. For the three and nine months ended September 30, 2026, these Collars had net gains of $0.3 million and net losses of $9.5 million, respectively (three and nine months ended September 30, 2025: $6.3 million and $6.5 million loss, respectively). The collars are not designated as cash flow hedges.

The following table summarizes the quantities of silver and gold ounces committed under Collars at September 30, 2026.

Settlement Period	Ounces under contract		Average strike price per silver ounce		Average strike price per gold ounce
	Silver (ounces)	Gold (ounces)	Minimum ($)	Maximum ($)	Minimum ($)	Maximum ($)
Contracts on provisional sales
2026 settlements	295,000	120	61.67	72.70	4,200	4,600

In December 2025, we entered into financially-settled put option contracts to manage the exposure of future silver sales to potential declines in silver market prices. These put options give us the option, but not the obligation, to realize established prices on quantities of silver to be sold in the future. For the three and nine months ended September 30, 2026, we recognized net losses of $6.8 million and $14.4 million, respectively, on these puts. The following table summarizes the quantities of metals for which we have entered into put contracts and the strike price as of September 30, 2026:

Settlement Period	Production Protected (in 000's)	Strike price per ounce
	Silver (ounces)	($)
Contracts on forecasted sales
2026 settlements	3,292	50.00

We recorded the following balances for the fair value of our metals price contracts as of September 30, 2026 and December 31, 2025 (in millions):

	September 30,	December 31,
Balance sheet line item:	2026	2025
Other current assets	$—	$8.6
Other non-current assets	—	7.2
Other current liabilities	(13.7)	(36.4)
Other non-current liabilities	(8.7)	(1.9)

Net unrealized losses of $23.8 million related to the effective portion of the forward metals contracts designated as hedges were included in accumulated other comprehensive (loss) as of September 30, 2026. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying forecasted sales are recognized. We estimate $17.5 million in net unrealized losses included in accumulated other comprehensive loss as of September 30, 2026 will be reclassified to current earnings in the next twelve months.

During the three months ended September 30, 2026, we recognized a net loss of $13.2 million (2025: $14.0 million loss), including a $3.2 million loss transferred from accumulated other comprehensive loss (2025: $5.1 million gain). During the nine months ended September 30, 2026, we recognized a net loss of $13.5 million (2025: $16.0 million loss), including a $1.6 million loss transferred from accumulated other comprehensive loss (2025: $10.8 million gain). These gains and losses were recognized on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which are included in sales.

The losses recognized on the contracts offset net gains of $6.2 million and $0.2 million (2025: $19.5 million and $31.8 million) for the three and nine months ended September 30, 2026, respectively, on price adjustments on our provisional concentrate sales due to changes to silver, gold, lead, and zinc prices between the time of sale and final settlement.

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross-default provisions which provide that a default under our Credit Agreement would cause a default under the derivative contract. As of September 30, 2026, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these agreements was $27.9 million as of September 30, 2026, which includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at September 30, 2026, we could have been required to settle our obligations under the agreements at their termination value of $27.9 million.

Note 9. Fair Value Measurement

Fair value adjustments, net is comprised of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Loss on derivative contracts	$(4,225)	$(7,630)	$(25,198)	$(2,895)
Gain on sale of equity security investments	13,804	—	37,549	—
Unrealized gain (loss) on equity security investments	17,112	27,458	(851)	30,561
Total fair value adjustments, net	$26,691	$19,828	$11,500	$27,666

During the three and nine months ended September 30, 2026, we disposed of 32,878,400 Orezone Gold shares received as part of the Hecla Quebec sale consideration for a realized gain of $12.8 million.

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

Description	Balance at September 30, 2026	Balance at December 31, 2025	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$691,569	$241,558	Level 1
Current and non-current investments:
Equity securities	121,155	107,486	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	134,250	170,230	Level 2
Restricted cash and cash equivalent balances:
Certificates of deposit and other deposits	1,170	1,174	Level 1
Derivative contracts - current and non-current derivative assets:
Foreign exchange contracts	159	1,127	Level 2
Metal forward contracts	—	15,840	Level 2
Gold-price contingent asset	5,778	—	Level 2

Liabilities:
Derivative contracts - current and non-current derivative liabilities:
Foreign exchange contracts	$1,164	$829	Level 2
Metal forward contracts	22,399	38,273	Level 2

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

Trade accounts receivable from provisional concentrate sales are subject to final pricing and valued using quoted prices based on the forward price curves for the particular metals.

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

We use derivative contracts to (i) manage the exposure to changes in prices of silver, gold, zinc, and lead contained in our concentrate shipments that have not reached final settlement and (ii) manage the exposure to changes in prices of silver, zinc, and lead contained in our forecasted future sales (see Note 8 for more information). The fair value of each forward contract represents the present value of the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price.

The gold-price linked contingent assets were part of the consideration for the sale of Hecla Quebec to Orezone (see Note 13). The contingent assets are valued quarterly using an option pricing model with observable inputs.

The New Credit Agreement, which we consider to be Level 2 in the fair value hierarchy, has a carrying and fair value of nil.

Note 10. Product Inventories

Our major components of product inventories are (in thousands):

	September 30, 2026	December 31, 2025
Concentrates	$15,696	$15,656
Stockpiled ore	8,122	10,862
Total product inventories	$23,818	$26,518

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

Debt

See Note 7 for information on the commitments related to our debt arrangements as of September 30, 2026.

Other Commitments

Our contractual obligations as of September 30, 2026 included open purchase orders and commitments of $9.3 million, $7.7 million, $16.1 million and $7.2 million, for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, and Nevada and other, respectively. We also have total commitments of $12.6 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, and Keno Hill units, and total commitments of $11.5 million relating to payments on operating leases (see Note 7 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers' compensation programs. As of September 30, 2026, we had surety bonds totaling $241.6 million and letters of credit totaling $3.4 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 12. Recent Accounting Pronouncements

Accounting Standard Updates that Became Effective in the Current Period

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU expands an existing scope exception under ASC 815 to exclude certain contracts with underlyings based on the operations or activities of one of the parties, such as contingent payments the Company may receive related to the permitting success of two open pits at Casa Berardi. The ASU is effective for annual periods beginning after December 15, 2026, including interim periods therein. We early adopted ASU 2025-07 during the nine months ended September 30, 2026.

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
o
A fair value of $3.3 million for two annual gold-price related payments of $5 million each should the average gold price exceed $4,200/oz for the first and second years following closing
o
A fair value of $9.9 million for two contingent payments of $10 million each due upon issuance of certain permits to open pit mine two identified orebodies
o
A fair value of $22.7 million for certain future gold production-based royalty payments with an undiscounted value of up to $211 million ($80/ounce for the first 500,000 ounces, then $180/ounce thereafter from future open pit operations)

Orezone has a set-off right to reduce the unpaid balance of the Deferred Cash Consideration by 50% of the amount by which the financial assurance required by the Quebec government under the updated Casa Berardi closure plan exceeds $150 million, excluding increases caused by Orezone's post-closing actions. The excess closure amount ($11.5 million) has been included in determining the fair value of the Deferred Cash consideration.

The fair value of the Deferred Cash Consideration was determined using a present value model by reference to Orezone's estimated credit rating and considering the expected excess closure amount to be withheld from the first payment. The Deferred Cash Consideration payments consists of two installments, due at 18 and 30 months from the closing date, and are classified as receivables recorded at amortized cost due to being contractual rights to receive cash. The discount will be unwound in line with the effective interest method and recognized as interest income over the respective payment periods for each payment. At September 30, 2026, the first instalment is due within 12 months and has been classified as a current receivable which is included in other current assets, and the second instalment (due at 30 months from the closing date) is a non-current receivable, which is included in other non-current assets on the unaudited interim Condensed Consolidated Balance Sheet.

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

Below is a summary of Hecla Quebec's results from discontinued operations for the nine months ended September 30, 2026, three and nine months ended September 30, 2025, and statement of financial position as of December 31, 2025.

Hecla Quebec Inc.

Results of Discontinued Operations

(Dollars are in Thousands)

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2026	September 30, 2025
Sales	$93,544	$70,284	$234,584
COSTS AND EXPENSES
Costs applicable to sales (1)	44,525	37,629	131,582
Depreciation, depletion and amortization	10,896	932	25,311
Exploration and pre-development	60	1,051	320
Other operating income, net	400	—	(1,031)
Total costs and expenses	55,881	39,612	156,182
Income from discontinued operations	37,663	30,672	78,402
Other expense:
Interest expense	(141)	(91)	(451)
Fair value adjustments, net	(2,203)	(2,231)	3,201
Net foreign exchange (loss) gain	(132)	—	155
Other income	23	—	189
Total other expense (income)	(2,453)	(2,322)	3,094
Income from discontinued operations	35,210	28,350	81,496
Loss on disposal of Hecla Quebec Inc.	—	(192,482)	—
Income and mining tax provision	(23,847)	(19,549)	(42,193)
Income (loss) from discontinued operations, net of taxes	$11,363	$(183,681)	$39,303
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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part II, Item 1A. - Risk Factors of this report and Part I, Item 1A. – Risk Factors in our 2025 Form 10-K. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “Hecla,” “the Company,” “we,” “us”, and “our” refer to Hecla Mining Company and its consolidated subsidiaries, except where the context requires otherwise. You should read this discussion in conjunction with our consolidated financial statements and the related MD&A contained in our annual report for the year ended December 31, 2025, which were revised to conform with current year financial statement changes as described in Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2026, including Note 2U. Reclassifications and Note 3. Sale of Hecla Quebec, Inc. and Discontinued Operations, reflecting reclassifications in the Consolidated Statements of Operations and Comprehensive Income (Loss) presentation, the elimination of Casa Berardi as a segment and classification of Casa Berardi as a discontinued operation. The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Forward-Looking Statements” above for further discussion). References to “Notes” are Notes included in our Notes to Condensed Consolidated Financial Statements (Unaudited). Throughout this MD&A, all references to income or losses per share are on a diluted basis.

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
o
A fair value of $3.3 million for two annual gold-price related payments of $5 million each should the average gold price exceed $4,200/oz for the first and second years following closing
o
A fair value of $9.9 million for two contingent payments of $10 million each due upon issuance of certain permits to open pit mine two identified orebodies
o
A fair value of $22.7 million for certain future gold production-based royalty payments with an undiscounted value of up to $211 million ($80/ounce for the first 500,000 ounces, then $180/ounce thereafter from future open pit operations)

Orezone has a set-off right to reduce the unpaid balance of the Deferred Cash Consideration payments by 50% of the amount by which the financial assurance required by the Quebec government under the updated Casa Berardi closure plan exceeds $150 million, excluding increases caused by Orezone's post-closing actions. The excess closure amount ($11.5 million) has been included in determining the fair value of the Deferred Cash Consideration.

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

We determined that the sale of Hecla Quebec represents a strategic shift that has a major effect on our operations and financial results and therefore, beginning in the first quarterly report on Form 10-Q for the period ended March 31, 2026, the Casa Berardi operation is no longer a reportable segment and its financial results are reflected in the Company’s unaudited interim condensed consolidated financial statements as a discontinued operation for all periods presented. Unless otherwise specified, the discussion of financial results within this Item 2 MD&A will focus on our continuing operations, in relation to the respective comparative periods which have been recast to reflect the continuing operations of our business.

Third Quarter 2026 Highlights

Operational Achievements:

•
Production - We produced 4.2 million ounces of silver, compared to 4.6 million ounces in the third quarter of 2025, primarily due to lower throughput and grades at Greens Creek. We produced 11,996 ounces of gold at Greens Creek, a decrease compared to 15,584 ounces produced in the third quarter of 2025, driven by lower throughput and grades.

Financial Performance:

•
Revenue Generation - Generated sales of $394.8 million, a 25% increase over the third quarter of 2025.
•
Income from continuing operations and shareholder returns - Generated income from continuing operations of $149.6 million, compared to $89.4 million in the third quarter of 2025 and returned $2.5 million in dividends to common stockholders.
•
Investments in Continuing Operations - Made capital investments of $51.7 million, including $11.7 million at Greens Creek, $23.7 million at Lucky Friday and $11.2 million at Keno Hill.

Year to date 2026 Highlights

Operational Achievements:

•
Leading North American Silver Producer - Through the completion of the sale of Hecla Quebec, we have solidified our position as North America's premier silver producer.
•
Production - We produced 12.3 million ounces of silver, compared to 13.2 million ounces of silver in 2025, with the decrease primarily due to lower grades at Keno Hill and throughput at Greens Creek. At Greens Creek, we produced 39,081 ounces of gold, a decrease compared to 47,093 ounces produced in 2025, driven by lower grade and throughput.

Financial Performance:

•
Revenue Generation - Generated sales of $1.1 billion, a 54% increase over 2025.
•
Income from continuing operations and shareholder returns - Generated income from continuing operations of $432.1 million, compared to $148.0 million in the 2025 period and returned $7.6 million in dividends to common stockholders.
•
Investments in Continuing Operations - Made capital investments of $130.1 million, including $29.9 million at Greens Creek, $57.4 million at Lucky Friday and $33.5 million at Keno Hill.

Growth Pipeline

We are evaluating several organic growth opportunities that may leverage existing infrastructure, operational expertise, and permitting frameworks.

Greens Creek is advancing engineering and evaluation of a pyrite concentrate circuit which has the potential to recover additional silver and gold that currently report to tailings. If the project is approved, intermittent production using temporary equipment could occur from late 2027 through 2028, with construction of the new circuit expected to be completed in late 2028. Thereafter, preliminary metallurgical and engineering work indicate the project could, at average reserve grades, add approximately 1.0 to 1.2 million ounces of silver and 10,000 to 15,000 ounces of gold in annual production, once fully ramped up.

We are also evaluating the potential to reprocess all or part of the existing dry-stack tailings facility at Greens Creek. Advances in processing technology and growing market demand for this type of material have created the potential to turn material once managed only as tailings into a marketable low-grade feedstock. This project could recover additional silver and gold currently contained in tailings material, subject to further metallurgical testing and the identification of a suitable third-party processing arrangement. In the fourth quarter, we expect to load a test parcel from Greens Creek of approximately 5,500 dry metric tonnes of this low-grade feedstock for shipment and sale to a third-party smelter.

Lastly, we continue to evaluate the potential restart of our permitted Midas mill in northern Nevada. Any restart would depend on, among other things, our ability to expand the existing high-grade gold and silver resource to a scale sufficient to support a sustainable operation.

Each of these opportunities remains in varying stages of exploration, engineering, metallurgical evaluation, permitting review, and economic analysis. The timing, scope, and ultimate development of these opportunities may influence future capital allocation decisions, exploration expenditures, and sustaining or growth capital requirements, and may require the receipt of additional permits, approvals, and other authorizations. We have not approved final construction or development of any of these projects (other than the test parcel described above), and any decision to proceed would require further technical, economic, and regulatory review and approval by management and, where applicable, our Board of Directors. There is no assurance that any of these opportunities will be developed, or that if developed, will be completed on the timeline or with the results anticipated at the time of any such approval. See the Risk Factor "The growth opportunities described in this report are subject to significant risks and uncertainties" under Item 1A. "Risk Factors" in Part II of this report.

External Factors that Impact our Results

Our financial results vary as a result of fluctuations in market prices primarily for silver and, to a lesser extent, gold, zinc, lead, and copper. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. To date, tariffs have not materially impacted our financial results. However, future tariffs or other global trade restraints could impact our performance. Historically our US operations have had significant sales into China and Canada, and each of those countries is or could be subject to tariffs, and each has or may retaliate in kind. As a result of tariffs, the China market is effectively closed for us, and we have not shipped any products to China since March 2025. Notwithstanding these recent developments, we believe that the outlook for precious metals fundamentals is favorable due to macro-economic factors such as geopolitical uncertainty and global growth expectations, which have resulted in significant volatility in the financial and commodities markets, including the precious metals market. See Item 1A. “Risk Factors” contained in Part I of our 2025 Form 10-K for further discussion. Because we cannot control the price of our products, except to the extent we have entered into hedging transactions, the key measures that management focuses on in operating our business are production volumes, payable sales volumes, Cash Cost per Silver Ounce After By-product Credits (“Cash Cost”) (non-GAAP) and All-In Sustaining Cost per Silver Ounce After By-product Credits (“AISC”) (non-GAAP), operating cash flows, capital investments, free cash flow (non-GAAP), and adjusted EBITDA (non-GAAP). The average realized prices for all metals sold by us continued to exhibit significant volatility during the period. We have also experienced significant cost inflation across our operations, principally associated with higher energy prices, increased costs for other consumables such as reagents, explosives, steel, and higher labor and contractor costs.

Consolidated Results of Continuing Operations

Total sales for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Silver	$257,697	$189,775	$767,058	$430,227
Gold	54,368	50,748	154,550	120,979
Lead	23,991	24,379	70,652	67,961
Zinc	33,892	37,422	108,235	101,685
Copper	680	880	1,100	2,250
Less: Smelter and refining charges	1,826	(3,397)	662	(12,653)
Total metal sales	372,454	299,807	1,102,257	710,449
Environmental remediation services	22,366	16,191	37,847	29,875
Total sales	$394,820	$315,998	$1,140,104	$740,324

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

Total metal sales for the three and nine months ended September 30, 2026 and 2025, and the approximate variances attributed to differences in metals prices, sales volumes, and smelter terms, were as follows:

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Three months ended September 30, 2025	$189,775	$50,748	$62,681	$(3,397)	$299,807
Variances - 2026 versus 2025:
Price	85,593	8,406	(798)	—	93,201
Volume	(17,671)	(4,786)	(3,320)	—	(25,777)
Smelter terms	—	—	—	5,223	5,223
Three months ended September 30, 2026	$257,697	$54,368	$58,563	$1,826	$372,454

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Nine months ended September 30, 2025	$430,227	$120,979	$171,896	$(12,653)	$710,449
Variances - 2026 versus 2025:
Price	356,928	39,715	11,163	—	407,806
Volume	(20,097)	(6,144)	(3,072)	—	(29,313)
Smelter terms	—	—	—	13,315	13,315
Nine months ended September 30, 2026	$767,058	$154,550	$179,987	$662	$1,102,257

The fluctuation in sales for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was primarily due to the following:

•
Higher average realized prices for all metals for the nine months; for the quarter, all except lead and zinc compared to the same period in 2025. The table below summarizes average spot prices and our average realized prices for the commodities we sell:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Silver –	London PM Fix ($/ounce)	$62.73	$39.38	$73.52	$34.97
	Realized price per ounce	$63.62	$42.58	$69.81	$37.45
Gold –	London PM Fix ($/ounce)	$4,270	$3,456	$4,554	$3,199
	Realized price per ounce	$4,279	$3,535	$4,604	$3,307
Lead –	LME Final Cash Buyer ($/pound)	$0.84	$0.89	$0.87	$0.89
	Realized price per pound	$0.91	$0.93	$0.95	$0.92
Zinc –	LME Final Cash Buyer ($/pound)	$1.74	$1.28	$1.59	$1.25
	Realized price per pound	$1.48	$1.48	$1.50	$1.37
Copper –	LME Final Cash Buyer ($/pound)	$6.40	$4.45	$6.09	$4.34
	Realized price per pound	$6.53	$4.47	$6.19	$4.50

Average realized prices typically differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices. Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement. We recorded net negative price adjustments to provisional settlements of $7.1 million and $13.3 million for the three and nine months ended September 30, 2026, respectively, (three and nine months ended September 30, 2025: $10.9 million and $22.0 million positive adjustments, respectively). The price adjustments related to silver, gold, zinc, lead, and copper contained in our concentrate shipments were partially offset by gains and losses on forward contracts and collars for those metals. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead, and zinc. Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the metals derivative contracts discussed below) by the payable quantities of each metal included in concentrate, doré, and carbon material shipped during the period.

•
The positive effect of higher metal prices was partially offset by lower sales volumes for silver and gold from continuing operations during the three and nine month periods ended September 30, 2026 compared to the comparable 2025 period. See The Greens Creek Segment, The Lucky Friday Segment, and The Keno Hill Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Silver -	Ounces produced	4,170,826	4,583,355	12,282,802	13,205,164
	Payable ounces sold	4,094,203	4,457,094	10,988,127	11,487,556
Gold -	Ounces produced	11,996	15,584	39,081	47,093
	Payable ounces sold	12,706	14,277	34,390	36,389
Lead -	Tons produced	13,826	14,757	42,211	43,414
	Payable tons sold	13,229	13,096	37,157	36,749
Zinc -	Tons produced	16,145	17,309	49,963	52,723
	Payable tons sold	11,463	12,637	36,083	37,151
Copper	Tons produced	414	491	1,279	1,401
	Payable tons sold	52	98	89	250

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

Sales, costs applicable to sales, depreciation, depletion and amortization, and gross profit at our operating segments, Cash Cost (non-GAAP) and AISC (non-GAAP) at our operating segments and Cash Cost (non-GAAP) and AISC (non-GAAP) for our Greens Creek and Lucky Friday operating segments, in each case for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands, except for Cash Cost and AISC):

	Greens Creek	Lucky Friday	Keno Hill	Total Silver (3)	Other (4)	Total Silver and Other
Three Months Ended September 30, 2026
Sales	$222,216	$100,066	$50,172	$372,454	$22,366	$394,820
Costs applicable to sales (1)	(76,167)	(34,225)	(25,402)	(135,794)	(22,403)	$(158,197)
Depreciation, depletion and amortization	(15,621)	(14,985)	(5,943)	(36,549)	$—	$(36,549)
Gross profit (loss)	$130,428	$50,856	$18,827	$200,111	$(37)	$200,074
Cash Cost (2) per silver ounce	$(10.11)	$7.31	$—	$(3.20)	$—	$(3.20)
AISC (2) per silver ounce	$(3.25)	$27.68	$—	$14.34	$—	$14.34
Three Months Ended September 30, 2025
Sales	$178,064	$74,192	$47,551	$299,807	$16,191	$315,998
Costs applicable to sales(1)	(65,429)	(31,170)	(23,143)	(119,742)	(16,183)	(135,925)
Depreciation, depletion and amortization	(16,229)	(13,471)	(8,028)	(37,728)	—	(37,728)
Gross profit	$96,406	$29,551	$16,380	$142,337	$8	$142,345
Cash Cost (2) per silver ounce	$(8.50)	$9.33	$—	$(2.03)	$—	$(2.03)
AISC (2) per silver ounce	$(2.55)	$23.30	$—	$11.01	$—	$11.01

	Greens Creek	Lucky Friday	Keno Hill	Total Silver (3)	Other (4)	Total Silver and Other
Nine Months Ended September 30, 2026
Sales	$638,548	$332,643	$131,066	$1,102,257	$37,847	$1,140,104
Costs applicable to sales (1)	(192,453)	(104,368)	(65,461)	(362,282)	(37,608)	(399,890)
Depreciation, depletion and amortization	(45,918)	(45,545)	(15,626)	(107,089)	—	(107,089)
Gross profit	$400,177	$182,730	$49,979	$632,886	$239	$633,125
Cash Cost (2) per silver ounce	$(13.09)	$7.50	$—	$(4.94)	$—	$(4.94)
AISC (2) per silver ounce	$(7.55)	$22.47	$—	$9.37	$—	$9.37
Nine Months Ended September 30, 2025
Sales	$418,209	$201,659	$90,581	$710,449	$29,875	740,324
Costs applicable to sales (1)	(167,502)	(90,805)	(56,952)	(315,259)	(29,903)	(345,162)
Depreciation, depletion and amortization	(42,715)	(40,171)	(15,971)	(98,857)	—	(98,857)
Gross profit (loss)	$207,992	$70,683	$17,658	$296,333	$(28)	$296,305
Cash Cost (2) per silver ounce	$(8.41)	$8.29	$—	$(2.20)	$—	$(2.20)
AISC (2) per silver ounce	$(3.82)	$20.81	$—	$9.26	$—	$9.26
(1)
Excludes depreciation, depletion and amortization

(2)
A reconciliation of these non-GAAP measures to costs applicable to sales, the most comparable GAAP measure, can be found below in Reconciliation of Costs Applicable to Sales (GAAP) to Cash Cost, Before By-product Credits (non-GAAP) and Cash Cost (non-GAAP) and All-In Sustaining Cost, Before By-product Credits (non-GAAP) and All-In Sustaining Cost (non-GAAP).

(3)
Total Silver Cash Cost and AISC exclude Keno Hill, which has not yet reached commercial production. The calculation of AISC for our consolidated silver properties includes corporate costs for general and administrative expense and sustaining capital.

(4)
For the three and nine months ended September 30, 2026, Other includes sales of $22.4 million (2025: $16.2 million) and $37.8 million (2025: $29.9 million) and costs applicable to sales of $22.4 million (2025: $16.2 million) and $37.6 million (2025: $29.9 million), respectively, from our environmental remediation services in the Yukon.

While revenue from gold, zinc, lead, and copper by-products is significant, we believe that identification of silver as the primary product of Greens Creek, Lucky Friday, and Keno Hill is appropriate because:

•
silver has historically accounted for a higher proportion of revenue than any other metal and is expected to do so in the future;
•
we have historically presented Greens Creek, Lucky Friday and Keno Hill as primary silver producers, based on the original analyses that justified putting the projects into production. Further we believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year;
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

We periodically review our revenues to ensure that reporting of primary products and by-products is appropriate. Because we consider zinc, lead, gold, and copper at Greens Creek, Lucky Friday, and Keno Hill to be by-products of our silver production, the values of these metals offset operating costs within our calculations of Cash Cost and AISC. We currently do not report Cash Cost and AISC for our Keno Hill operation as it has not met our definition of commercial production. We define an operation as being in commercial production upon achievement of all of the following criteria:

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

Determination of when these criteria have been met requires the use of judgment, and our definition of commercial production may differ from that of other mining companies. Currently Keno Hill meets two of the above criteria - silver recoveries are at expected steady-state production levels, and a significant portion of available funding allocated to Keno Hill is directed to operating activities.

As Keno Hill has not yet been determined to be in commercial production, its costs and by-product credits are excluded from our consolidated Cash Cost and AISC because (i) by definition it has not reached the sustaining stage and (ii) including its costs and by-product credits we believe would distort consolidated Cash Cost and AISC of our operating silver mines that are in commercial production and operating as designed, and would not facilitate a meaningful comparison of our performance versus that of our peers who do not report such metrics for mines that are not in commercial production.

For the three months ended September 30, 2026 we reported income from continuing operations of $149.6 million (2025: $89.4 million) and net income applicable to common stockholders of $149.5 million (2025: $100.6 million). The following were the significant drivers of the increase in income from continuing operations:

•
Variances in gross profit at our operations as illustrated in the table above. See The Greens Creek Segment, The Lucky Friday Segment, and The Keno Hill Segment sections below for a discussion on the key drivers by operation.
•
Interest expense decreased by $12.6 million primarily due to lower total debt levels compared to the same period of 2025 following redemption of $263 million and $212 million of Senior Notes in April 2026 and August 2025, respectively.
•
Other income increased by $5.2 million primarily due to higher interest earned on the increased cash position and accretion income on our deferred cash consideration received as part of the consideration for the Hecla Quebec sale.
•
Fair value adjustments, net increased by $6.9 million primarily due to $3.5 million of gains on our marketable securities portfolio.
•
Income and mining tax expense increased by $9.5 million primarily due to higher taxable income generated primarily by our US operations.

The positive movements mentioned above were partly offset by:

•
General and administrative expense increased by $1.7 million due to increased headcount.
•
Exploration and pre-development expense increased by $7.7 million due to increased activity across our exploration portfolio.

For the nine months ended September 30, 2026 we reported income from continuing operations of $432.1 million (2025: $148.0 million) and net income applicable to common stockholders of $248.1 million (2025: $186.9 million). Net income applicable to common stockholders is lower than income from continuing operations, due to the recognition of a loss from discontinued operations of $183.7 million, primarily due to the loss of $192.5 million on the sale of Hecla Quebec. The following were the significant drivers of the increase in income from continuing operations:

•
Variances in gross profit at our operations as illustrated in the table above. See The Greens Creek Segment, The Lucky Friday Segment, and The Keno Hill Segment sections below for a discussion on the key drivers by operation.
•
Interest expense decreased by $26.9 million primarily due to lower total debt levels compared to the same period of 2025 following redemption of $263 million and $212 million of Senior Notes in April 2026 and August 2025, respectively.
•
Other income increased by $13.5 million primarily due to higher interest earned on the increased cash position and accretion income on our deferred cash consideration received as part of the consideration for the Hecla Quebec sale.

The positive movements mentioned above were partly offset by:

•
Fair value adjustments, net decreased by $16.2 million primarily due to $22.3 million of net losses on derivative contracts.
•
General and administrative expenses increased by $8.1 million primarily due to higher incentive compensation payments driven by improved financial and operational performance and an increase in Corporate headcount.

•
Exploration and pre-development expense increased by $10.9 million due to increased activity across our exploration portfolio.
•
Other operating expense, net increased by $5.5 million primarily due to a loss on disposal of Minera Hecla of $2.4 million which we sold for cash proceeds of $5.2 million, and losses on other property, plant and equipment disposals.
•
Income and mining tax expense increased by $48.8 million due to higher taxable income generated primarily by our US operations, partly offset by the release of a historical valuation allowance related to our Nevada subsidiary.

Greens Creek

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales	$222,216	$178,064	$638,548	$418,209
Costs applicable to sales (1)	(76,167)	(65,429)	(192,453)	(167,502)
Depreciation, depletion and amortization	(15,621)	(16,229)	(45,918)	(42,715)
Gross profit	$130,428	$96,406	$400,177	$207,992
Tons of ore milled	207,638	227,587	633,993	670,707
Production:
Silver (ounces)	1,935,193	2,347,674	6,163,357	6,773,212
Gold (ounces)	11,996	15,584	39,081	47,093
Lead (tons)	4,292	4,751	13,442	14,178
Zinc (tons)	11,376	12,747	36,479	39,606
Copper (tons)	414	491	1,279	1,401
Payable metal quantities sold:
Silver (ounces)	2,161,907	2,238,283	5,520,318	5,574,680
Gold (ounces)	12,706	14,277	34,390	36,389
Lead (tons)	4,375	3,839	10,486	10,022
Zinc (tons)	8,383	10,114	27,358	28,660
Copper (tons)	52	98	89	250
Ore grades:
Silver ounces per ton	11.7	13.1	12.2	12.8
Gold ounces per ton	0.080	0.092	0.084	0.094
Lead percent	2.5%	2.5%	2.5%	2.6%
Zinc percent	6.2%	6.3%	6.5%	6.6%
Copper percent	0.3%	0.3%	0.3%	0.3%
Total production cost per ton	$278.16	$246.93	$268.42	$237.44
Cash Cost per Silver Ounce (2)	$(10.11)	$(8.50)	$(13.09)	$(8.41)
AISC per Silver Ounce (2)	$(3.25)	$(2.55)	$(7.55)	$(3.82)
Capital investments	$11,746	$12,179	$29,929	$31,335
(1)
Excludes depreciation, depletion and amortization.
(2)
A reconciliation of these non-GAAP measures to costs applicable to sales, the most comparable GAAP measure, can be found below in Reconciliation of Costs Applicable to Sales (GAAP) to Cash Cost, Before By-product Credits (non-GAAP) and Cash Cost (non-GAAP) and All-In Sustaining Cost, Before By-product Credits (non-GAAP) and All-In Sustaining Cost (non-GAAP).

The $34.0 million increase in gross profit for the three months ended September 30, 2026, compared to the same period in 2025 was primarily due to higher realized sales prices for all metals, except lead and zinc, partly offset by lower sales volumes, reflecting lower grades and tons milled, except lead and copper.

Capital investments in the current quarter were $0.4 million lower compared to the same period in 2025. Current quarter investments included $3.4 million for a tailings expansion project, $2.7 million for mining equipment and development, $2.0 million for a cleaner cell replacement and other mill items, $1.6 million for definition drilling and $0.9 million for surface infrastructure and equipment.

The $192.2 million increase in gross profit for the nine months ended September 30, 2026, compared to the same period in 2025 was primarily due to higher realized sales prices for all metals, partly offset by lower sales volumes for all metals, except lead.

Capital investments in the current year were $1.4 million lower compared to the same period in 2025. Current year investments included $7.0 million for a tailings expansion project, $6.2 million for primary ore access development, $4.9 million for mining equipment and development, $4.8 million for surface infrastructure and equipment, $3.8 million for definition drilling and $1.2 million for a cleaner cell replacement.

The charts below illustrate the factors contributing to Cash Cost per Silver Ounce for Greens Creek:

Three Months Ended September 30,
2026
2025
40.00
30.00
20.00
10.00
0.00
-10.00
-20.00
-30.00
-40.00
-50.00
15.66
12.02
5.13
4.37
9.44
7.80
-1.11
-0.19
1.31
1.21
-40.54
-33.70
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

Nine Months Ended September 30,
2026
2025
40.00
30.00
20.00
10.00
0.00
-10.00
-20.00
-30.00
-40.00
-50.00
14.51
12.05
4.96
4.12
8.41
7.54
-0.72
0.10
1.30
1.35
-41.55
-33.58
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash Cost, Before By-product Credits, per Silver Ounce	$30.43	$25.20	$28.46	$25.17
By-product credits	(40.54)	(33.70)	(41.55)	(33.58)
Cash Cost per Silver Ounce	$(10.11)	$(8.50)	$(13.09)	$(8.41)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
AISC, Before By-product Credits, per Silver Ounce	$37.29	$31.15	$34.00	$29.76
By-product credits	(40.54)	(33.70)	(41.55)	(33.58)
AISC per Silver Ounce	$(3.25)	$(2.55)	$(7.55)	$(3.82)

For the three and nine months ended September 30, 2026, the increase in Cash Cost, Before By-product Credits, per Silver Ounce and AISC, Before By-product Credits, per Silver Ounce compared to the same period in 2025 was primarily due to lower silver production, in addition to higher production costs. By-product credits increased for both the three and nine month periods ended September 30, 2026, compared to the same periods in the prior years due to higher gold by-product credits, resulting in lower Cash Cost per Silver Ounce and AISC per Silver Ounce compared to the comparative periods from 2025.

Lucky Friday

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales	$100,066	$74,192	$332,643	$201,659
Costs applicable to sales (1)	(34,225)	(31,170)	(104,368)	(90,805)
Depreciation, depletion and amortization	(14,985)	(13,471)	(45,545)	(40,171)
Gross profit	$50,856	$29,551	$182,730	$70,683
Tons of ore milled	100,545	105,329	311,131	328,549
Production:
Silver (ounces)	1,272,585	1,337,353	4,042,442	4,010,482
Lead (tons)	8,499	8,894	26,716	26,203
Zinc (tons)	4,048	3,716	11,764	11,308
Payable metal quantities sold:
Silver (ounces)	1,191,854	1,235,686	3,780,612	3,733,024
Lead (tons)	7,971	8,182	24,988	24,187
Zinc (tons)	3,080	2,523	8,725	8,491
Ore grades:
Silver ounces per ton	13.2	13.4	13.6	12.9
Lead percent	8.9%	9.0%	9.0%	8.5%
Zinc percent	4.9%	4.1%	4.5%	4.1%
Total production cost per ton	$315.96	$289.84	$315.51	$262.70
Cash Cost per Silver Ounce (2)	$7.31	$9.33	$7.50	$8.29
AISC per Silver Ounce (2)	$27.68	$23.30	$22.47	$20.81
Capital investments	$23,655	$16,865	$57,354	$48,253

(1)
Excludes depreciation, depletion and amortization
(2)
A reconciliation of these non-GAAP measures to costs applicable to sales, the most comparable GAAP measure, can be found below in Reconciliation of Costs Applicable to Sales (GAAP) to Cash Cost, Before By-product Credits (non-GAAP) and Cash Cost (non-GAAP) and All-In Sustaining Cost, Before By-product Credits (non-GAAP) and All-In Sustaining Cost (non-GAAP).

Gross profit increased by $21.3 million for the three months ended September 30, 2026 compared to the comparable period in 2025, reflecting higher realized silver prices, partly offset by lower sales volumes, except for zinc.

Capital investments increased by $6.8 million for the three months ended September 30, 2026, compared to the same period in 2025. Significant capital investments during the three months ended September 30, 2026, included $8.3 million on tailings facility pond 5 construction, capital development of $6.6 million, $2.0 million for the surface cooling project, $1.3 million for the national portal project, $1.0 million for a shaft rehabilitation, $0.9 million for a cone crusher replacement, $0.9 million for ramp work, and $0.8 million for definition drilling.

Gross profit increased by $112.0 million for the nine months ended September 30, 2026 compared to the comparable period in 2025, reflecting higher realized prices for all metals and higher sales volumes for all metals reflecting higher production from improved grades.

Capital investments increased by $9.1 million for the nine months ended September 30, 2026, compared to the same period in 2025. Significant capital investments during the nine months ended September 30, 2026, included capital development of $20.1 million, $15.6 million on tailings facility pond 5 construction, $4.5 million for the surface cooling project, $5.1 million for a shaft rehabilitation and related work, $3.8 million for underground equipment, $3.5 million on a cone crusher replacement and other mill items, $2.4 million for definition drilling, and $2.0 million for ramp work.

The charts below illustrate the factors contributing to Cash Cost per Silver Ounce for Lucky Friday:

Three Months Ended September 30,
2026
2025
25.00
20.00
15.00
10.00
5.00
0.00
-5.00
-10.00
-15.00
-20.00
-25.00
14.24
13.23
4.52
4.05
6.12
5.54
-0.06
1.82
1.33
1.08
-18.84
-16.40
Mining
Milling
Other cash costs
Treatment costs
Concentrate freight
By-product credits

Nine Months Ended September 30,
2026
2025
25.00
20.00
15.00
10.00
5.00
0.00
-5.00
-10.00
-15.00
-20.00
-25.00
13.25
13.34
4.30
3.90
6.71
4.28
-0.08
1.86
1.14
1.06
-17.82
-16.15
Mining
Milling
Other cash costs
Treatment costs
Concentrated freight
By-product credits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash Cost, Before By-product Credits, per Silver Ounce	$26.15	$25.73	$25.32	$24.44
By-product credits	(18.84)	(16.40)	(17.82)	(16.15)
Cash Cost per Silver Ounce	$7.31	$9.33	$7.50	$8.29

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
AISC, Before By-product Credits, per Silver Ounce	$46.52	$39.70	$40.29	$36.96
By-product credits	(18.84)	(16.40)	(17.82)	(16.15)
AISC per Silver Ounce	$27.68	$23.30	$22.47	$20.81

For the three months ended September 30, 2026, Cash Cost per Silver Ounce was lower than the same period in 2025 primarily due to higher by-product credits and lower treatment costs, partly offset by higher profit sharing. AISC per Silver Ounce are higher than the comparable period from 2025 due to higher sustaining capital investments.

For the nine months ended September 30, 2026, Cash Cost per Silver Ounce was lower than the same period in 2025 due to higher by-product credits and lower treatment costs, partly offset by higher as-produced costs, primarily related to higher profit sharing. AISC per Silver Ounce were higher than the same period in 2025 primarily due to higher sustaining capital investments.

Keno Hill

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales	$50,172	$47,551	$131,066	$90,581
Costs applicable to sales (1)	(25,402)	(23,143)	(65,461)	(56,952)
Depreciation, depletion and amortization	(5,943)	(8,028)	(15,626)	(15,971)
Gross profit	$18,827	$16,380	$49,979	$17,658
Tons of ore milled	38,163	29,740	95,941	83,922
Production:
Silver (ounces)	963,048	898,328	2,077,003	2,421,470
Lead (tons)	1,035	1,111	2,053	3,032
Zinc (tons)	721	847	1,720	1,810
Payable metal quantities sold:
Silver (ounces)	740,442	983,125	1,687,197	2,179,852
Lead (tons)	883	1,074	1,683	2,540
Zinc (tons)	—	—	—	—
Ore grades:
Silver ounces per ton	26.2	31.8	22.4	30.0
Lead percent	3.1%	4.0%	2.3%	3.8%
Zinc percent	2.3%	3.6%	2.2%	2.6%
Capital investments	$11,205	$14,747	$33,466	$42,228
(1)
Excludes depreciation, depletion and amortization.

We have not disclosed cost per ounce statistics for the Keno Hill operation as it has not met our definition of commercial production. See above "Consolidated Results of Continuing Operations" for our definition of commercial production. Determination of when those criteria have been met requires the use of judgment, and our definition of commercial production may differ from that of other mining companies.

We acquired our Keno Hill operation as part of the Alexco Resource Corp. acquisition in September 2022 and since then we have focused on development activities and began ramping up the mill during the second quarter of 2023. The mine is currently permitted to a maximum annual average of 440 tons per day, with average mill throughput during the three months ended September 30, 2026 of 415 tons per day (2025: 323 tons per day), with silver grades milled of 26.2 ounces per ton (2025: 31.8 ounces per ton). In September 2026, the mill averaged 437 tons per day, approximately 99% of the mine's permitted rate. While this demonstrated Keno Hill's value generation at target throughputs, the tailings storage, waste rock disposal, and water treatment capacity available under our current permits will not support that rate until those permits are amended and the related infrastructure is built. As discussed further below under “Strategic Focus and Path to 440 Tons Per Day,” we expect to suppress throughput beginning in the fourth quarter of 2026, with a further reduction beginning in January 2027, and we expect to hold throughput at the lower rate until those permits are amended and the related infrastructure is built.

During the three months ended September 30, 2026, Keno Hill recorded sales of $50.2 million (2025: $47.6 million), with the increase due to higher realized prices, partly offset by lower metals sales volumes resulting from lower grades. As a result of higher revenues, Keno Hill generated gross profit of $18.8 million during the three months ended September 30, 2026 (2025: $16.4 million). During the quarter, Keno Hill incurred capital investments of $11.2 million, primarily related to $5.0 million for mine development and infrastructure, $3.9 million for dry-stack tailings facility, $1.3 million for mobile equipment, and $0.7 million for definition drilling.

During the nine months ended September 30, 2026, Keno Hill recorded sales of $131.1 million (2025: $90.6 million), with the increase due to higher realized prices, partly offset by lower metals sales volumes driven by lower grades. As a result of higher revenues, Keno Hill generated gross profit of $50.0 million during the nine months ended September 30, 2026 (2025: $17.7 million). During the nine months ended September 30, 2026, Keno Hill incurred capital investments of $33.5 million, primarily related to $20.9 million for mine development and infrastructure, $5.4 million for phase 2 of the dry-stack tailings facility, $4.6 million for mobile equipment, and $1.8 million for definition drilling.

Prior Period Disruptions and Ongoing Impacts

From the second quarter of 2023 (commencement of production) until late August 2024, ore production and mill throughput generally increased as planned, although they remained below the mill’s permitted rate. Beginning in mid‑2024 and continuing into 2025, Keno Hill was impacted by external events that affected permitting, projects, production, and delayed our ability to achieve sustained, profitable production.

In late June 2024, an unrelated third party, Victoria Gold, experienced a heap leach failure at its Eagle Mine located near Keno Hill. The Yukon Government (“YG”) and the First Nation of Na‑Cho Nyäk Dun (“FNNND”) focused on responding to the incident rather than on routine permitting matters. As a result, we were required to suspend milling operations at Keno Hill between August 27 and October 26, 2024 while awaiting authorizations and permits.

Between October 2024 and the first quarter of 2025, Keno Hill experienced power curtailments after Yukon Energy ("YE" the local utility) suffered a turbine failure at its Aishihik hydroelectric plant in Whitehorse. That failure, combined with YE's transmission line maintenance and increased power demand due to cold winter temperatures, resulted in reduced power deliveries to Keno Hill and prevented us from fully powering the mine and mill on multiple occasions. These power constraints reduced silver production by approximately 130,000 ounces and resulted in approximately $0.5 million of labor costs for idled employees through September 30, 2025. Power conditions improved following the first quarter of 2025 and we do not expect additional curtailments due to the Aishihik turbine, which was successfully repaired in the third quarter of 2025. However, we have experienced power curtailments and may do so again, particularly since we are in the cold weather season. See the Risk Factors "Production at Keno Hill will decline beginning in the fourth quarter of 2026 and could be further curtailed or suspended until permit amendments are obtained and related infrastructure is built." under Part II, Item 1A. - Risk Factors of this report and "We may be subject to a number of unanticipated risks related to inadequate infrastructure." in our 2025 Form 10-K.

Current Operational Challenges

Keno Hill continues to face operational challenges that constrain throughput and limit our ability to ramp up production. These challenges include: Flame and Moth infrastructure (power availability); workforce availability and retention in a remote location; execution of infrastructure projects; limited camp capacity; and incremental demands on site infrastructure and resources associated with the ramp‑up of our subsidiary’s environmental remediation services activities at the Keno Hill site.

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

Permitting and Infrastructure Constraints

Maintaining recent production levels and any future increases in production requires additional capacity across several operational areas, including tailings storage, waste rock disposal, water treatment and discharge limits, camp accommodation, and reliable power supply. Expanding these capacities requires obtaining new permits or amending existing permits, as well as capital investments to develop the associated infrastructure.

Although progress continues on these permitting matters, the pace of advancement has been affected by delays resulting from the Eagle Mine incident and heightened regulatory focus on the Yukon mining sector.

Tailings Storage

We estimate that approximately 200,000 tons of tailings storage capacity remains available under our current permits; additional capacity beyond that, through the next phase of the dry-stack tailings facility (Phase 3), will require permit amendments and related construction. How long the remaining capacity lasts will depend on the rate at which we mill ore and on the tailings generated per ton milled, which varies with ore grades, the characteristics of the ore processed, and the density at which tailings are placed. At milling rates for the nine months ended September 30, 2026, we project that we would exhaust that capacity in the second quarter of 2028, before Phase 3 is expected to be permitted and constructed. In an effort to maintain operational continuity and to extend the remaining capacity until Phase 3 is in place, we plan to suppress throughput as described below under “Strategic Focus and Path to 440 Tons Per Day.” Even at the reduced rate, however, we expect to exhaust our tailings storage capacity unless Phase 3 is permitted and constructed during the 2029 construction season. If it is not, milling could be further curtailed or interrupted. The construction season in the Yukon is approximately April through October, and if permits are received by the first half of 2029, it is possible that tailings expansion could be advanced far enough in 2029 to permit the mill to resume normal production levels, and begin ramping up to higher production levels by the end of 2029.

Quartz Mining License and Water License Amendments

Keno Hill's mill is currently permitted to process up to 440 tons per day (and it has achieved that rate for multiple weeks); however, several factors other than mill capacity limit actual throughput, including dry-stack tailings capacity and restrictions on waste rock production and disposal. To sustain operations at or near this permitted rate, we will need to amend our quartz mining license (“QML”) and water license (“WL”) to address these constraints. The process for securing these amendments includes submission of a Project Proposal to the Yukon Environmental and Socio‑economic Assessment Board (“YESAB”), which we currently intend to submit by year-end 2026.

The YG is required to consult with the FNNND on permitting matters, including the YESAB review process. FNNND previously entered into a Comprehensive Cooperation and Benefits Agreement ("CBA") for Keno Hill, and we believe they remain supportive of the project. However, there can be no assurance that such support will continue or that the timing or outcome of the YESAB review will not be affected by FNNND’s position. In addition, FNNND has indicated interest in revisiting the existing CBA, including unresolved wealth‑sharing provisions. We do not currently believe that negotiating changes to the CBA would impede the YESAB review process, but it is possible it could.

The YESAB review process is expected to take approximately 12 months following submission of the Project Proposal, after which applications for amendments to the QML and WL would be submitted to the applicable regulators. We currently estimate that this overall process could be completed by approximately mid‑2029, although each sequential step in this process is subject to its own timing variability, and delays at any stage would affect the overall timeline. There can be no assurance, however, that any of these approvals or amendments will be obtained on this timeline or at all. Construction of the subject projects would commence after receiving the permits and is anticipated to take at least a full construction season.

Waste Rock and Water Management Constraints

Our current QML places limits on the cumulative amount of waste rock that may be produced during mining and on waste rock storage capacity and classification. At current mining rates, we project that the waste rock production limit could be reached by approximately mid‑2027, at which point waste rock production would need to be halted absent receipt of a QML amendment. The planned suppression in throughput described below under “Strategic Focus and Path to 440 Tons Per Day” is intended to keep waste rock production and storage within our existing QML limits until the amended QML is received, which we currently expect by approximately mid‑2029.

Our QML also limits capacity in our waste rock disposal areas. If suppressing production is not effective in preserving waste rock disposal capacity, or if neither the QML amendment nor the separate changes to our QML that we are seeking (independent of the QML amendment process described above) is received in 2029, we expect to exhaust our waste rock storage capacity, even at the reduced rate, and mine production could be further curtailed or stop until the amended permits are received and related construction is completed. At Bermingham, we have reached our authorized capacity for the current facility and we are temporarily storing waste rock in stockpiles until approvals to expand the waste rock disposal area can be obtained. In the event the YG restricts our ability to temporarily stockpile waste rock, our ability to further develop Bermingham would be limited (or halted), which could negatively impact production at Keno Hill. There is no assurance such approvals will be received, or that the YG will not impose restrictions, which could force us to further curtail or halt production if alternative arrangements cannot be found.

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

Strategic Focus and Path to 440 Tons Per Day

As stated above, Keno Hill has generated profits at current throughput rates and metal prices. Our near‑term strategic focus is to advance permitting and execute key infrastructure projects to place the mine on a path toward achieving sustainable production at its currently permitted rate of 440 tons per day. At that rate and at current prices, we expect Keno Hill would generate sustained positive free cash flow while preserving optionality for potential expansion beyond 440 tons per day. As discussed above, to sustain operations at or near this permitted rate, we will need to amend our QML and WL to expand our tailings, waste rock and water treatment capacity. Sustained production at this level would require ore from both the Bermingham deposit and the lower‑grade Flame & Moth deposit, and, as discussed above, completion of infrastructure projects, receipt of required permit amendments, continued mine development, and maintenance of social license to operate.

We expect to begin suppressing throughput in the fourth quarter of 2026 to approximately 300 tons per day, with further suppression, expected beginning in January 2027 to levels significantly below third quarter 2026 throughput. We expect to provide 2027 production guidance for Keno Hill in February 2027. Available capacity for water treatment, tailings storage, and waste rock disposal under our current permits will not support our current levels of production until our QML and WL are amended and the related projects constructed. We are suppressing throughput to preserve that capacity so that operations can continue until then; this is not a cost-driven decision. We are currently targeting license amendments to be finalized by mid-2029, after which, once the related infrastructure is constructed, we would expect to ramp back up toward throughput of 440 tons per day. Permitting timelines depend on regulatory review outside our control and could be extended. If those permits or the related infrastructure projects are delayed beyond our current schedule, throughput could be constrained further or interrupted entirely until the necessary tailings and waste rock storage capacity is in place.

We expect silver production to decline by proportionally less than throughput because, during this period, we expect to be more selective in both mining and processing. In the mine, we will attempt to reduce dilution and prioritize higher-grade areas of the deposit. In the mill, we expect to preferentially process higher-grade material and stockpile lower-grade material for later processing. Actual production will depend on the grades, dilution, and recoveries we achieve.

If the prerequisites to continue mining through both (i) the mid-2027 to mid-2029 (or later) period and (ii) mid-2029 (or later) and thereafter, including receipt of QML and WL amendments, are not met on a timely basis, our operations and financial results could be materially adversely affected. Already, we expect 2027-2029 to be a period of lower revenue and higher costs due to the decreased production described above. Even if amended permits are received on a timely basis, there will be a period of time required to construct the associated infrastructure. Given that the overall permitting process involves multiple sequential regulatory steps, each subject to its own timing variability, and risks inherent to construction in Yukon once permits are received, mining rates and continuous operation at Keno Hill between approximately 2027 and 2030 remains uncertain. It is likely that there will be times of curtailed production, beyond the suppression described above, if not outright halts to production during that period.

If any one of the prerequisites described above is not achieved on a timely basis, or if metal prices decrease materially from current levels, Keno Hill could be placed on care and maintenance. See the Risk Factor in Part II, Item 1A. of this report, “Production at Keno Hill will decline beginning in the fourth quarter of 2026 and could be further curtailed or suspended until permit amendments are obtained and related infrastructure is built,” and the Risk Factor in our 2025 Form 10‑K, “We may not realize all of the anticipated benefits from our acquisitions, including our 2022 acquisition of Alexco.”

Corporate Matters

Income Taxes

For the three months ended September 30, 2026, the Company recorded an income and mining tax provision of $40.5 million (2025: $31.0 million), resulting in an effective tax rate of 21.3% (2025: 25.8%). For the nine months ended September 30, 2026, the Company recorded an income and mining tax provision of $110.2 million (2025: $61.4 million) resulting in an effective tax rate of 20.3% (2025: 29.3%). The comparability of our income and mining tax provision and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates including non-recognition of foreign exchange gains and losses; (v) percentage depletion; (vi) the non-recognition of tax assets, and (vii) the change in tax status of our Klondex ULC subsidiary. The effective tax rate will fluctuate, sometimes significantly, period to period. The change in the effective tax rate during the three and nine months ended September 30, 2026, compared to the comparable period in 2025 is primarily related to variations in our income before taxes and the relative effect on the tax provision.

Each reporting period we assess our deferred tax balances based on a review of long-range forecasts and quarterly activity. A valuation allowance is provided for deferred tax assets for which it is more likely than not the related tax benefits will not be realized. We analyze our deferred tax assets and, if it is determined that we will not realize all or a portion of our deferred tax assets, we record or increase a valuation allowance. Conversely, if it is determined we will ultimately more likely than not be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact our ability to realize our deferred tax assets. Valuation allowances are provided on deferred tax assets in certain Canadian jurisdictions. For additional information, please see risk factors Our accounting and other estimates may be imprecise and Our ability to recognize the benefits of deferred tax assets related to net operating loss carryforwards and other items is dependent on future cash flows generating taxable income in Item 1A -Risk Factors in our 2025 Form 10-K.

Reconciliation of Costs Applicable to Sales to Cash Cost, Before By-product Credits (non-GAAP) and Cash Cost (non-GAAP) and All-In Sustaining Cost, Before By-product Credits (non-GAAP) and All-In Sustaining Cost (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of costs applicable to sales to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, (iii) AISC, Before By-product Credits and (iv) AISC for our segments and for the consolidated Company for the three and nine months ended September 30, 2026 and 2025.

Cash Cost and AISC are measures developed by precious metals companies (including the Silver Institute and the World Gold Council) in an effort to provide a uniform standard for comparison purposes. There can be no assurance, however, that these non-GAAP measures as we report them are the same as those reported by other mining companies.

Cash Cost is an important operating statistic that we utilize to measure each mine's operating performance. We use AISC as a measure of our mines net cash flow after costs for reclamation and sustaining capital. This is similar to Cash Cost but also includes reclamation and sustaining capital costs. Current GAAP measures used in the mining industry, such as cost of goods sold, do not capture all the expenditures incurred to discover, develop, and sustain silver and gold production. Cash Cost and AISC also allow us to benchmark the performance of each of our mines versus those of our competitors. As a silver and gold mining company, we also use these statistics on an aggregate basis -aggregating the Greens Creek and Lucky Friday mines to compare our performance with that of other silver mining companies. Similarly, these statistics are useful in identifying acquisition and investment opportunities as they provide a common tool for measuring the financial performance of other mines with varying geologic, metallurgical, and operating characteristics.

We have not disclosed cost per ounce statistics for the Keno Hill operation as it has not met our definition of commercial production. See above “Consolidated Results of Continuing Operations” for our definition of commercial production and its applicability to Keno Hill. Determination of when those criteria have been met requires the use of judgment, and our definition of commercial production may differ from that of other mining companies.

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

In addition to the uses described above, Cash Cost and AISC provide management and investors an indication of operating cash flow, after consideration of the average price received from production. We also use these measurements for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective.

In thousands (except per ounce amounts)	Three Months Ended September 30, 2026
	Greens Creek	Lucky Friday	Keno Hill (4)	Corporate (2)	Other (3)	Total Silver and Other
Costs applicable to sales (5)	$76,167	$34,225	$25,402	$—	$22,403	$158,197
Treatment costs	(2,156)	(77)	—	—	—	(2,233)
Change in product inventory	(12,561)	(624)	—	—	—	(13,185)
Reclamation and other costs	(2,560)	(251)	—	—	—	(2,811)
Exclusion of Keno Hill cash costs (4)	—	—	(25,402)	—	—	(25,402)
Exclusion of Other costs (3)	—	—	—	—	(22,403)	(22,403)
Cash Cost, Before By-product Credits (1)	58,890	33,273	—	—	—	92,163
Reclamation and other costs	934	225	—	—	—	1,159
Sustaining capital	12,335	25,705	—	1,475	—	39,515
General and administrative	—	—	—	15,582	—	15,582
AISC, Before By-product Credits (1)	72,159	59,203	—	17,057	—	148,419
By-product credits:
Zinc	(27,048)	(10,477)	—	—	—	(37,525)
Gold	(45,222)	—	—	—	—	(45,222)
Lead	(5,737)	(13,495)	—	—	—	(19,232)
Copper	(442)	—	—	—	—	(442)
Total By-product credits	(78,449)	(23,972)	—	—	—	(102,421)
Cash Cost	$(19,559)	$9,301	$—	$—	$—	$(10,258)
AISC	$(6,290)	$35,231	$—	$17,057	$—	$45,998
Divided by silver ounces produced	1,935	1,273				3,208
Cash Cost, Before By-product Credits, per Silver Ounce	$30.43	$26.15				$28.73
By-product credits per silver ounce	(40.54)	(18.84)				(31.93)
Cash Cost per Silver Ounce	$(10.11)	$7.31				$(3.20)
AISC, Before By-product Credits, per Silver Ounce	$37.29	$46.52				$46.27
By-product credits per silver ounce	(40.54)	(18.84)				(31.93)
AISC per Silver Ounce	$(3.25)	27.68				$14.34

In thousands (except per ounce amounts)	Three Months Ended September 30, 2025
	Greens Creek	Lucky Friday	Keno Hill (4)	Corporate (2)	Other (3)	Total Silver
Costs applicable to sales (5)	$65,429	$31,170	$23,143	$—	$16,183	$135,925
Treatment costs	(436)	2,434	—	—	—	1,998
Change in product inventory	(5,106)	946	—	—	—	(4,160)
Reclamation and other costs	(715)	(141)	—	—	—	(856)
Exclusion of Keno Hill cash costs (4)	—	—	(23,143)	—	—	(23,143)
Exclusion of Other costs	—	—	—	—	(16,183)	(16,183)
Cash Cost, Before By-product Credits (1)	59,172	34,409	—	—	—	93,581
Reclamation and other costs	758	195	—	—	—	953
Sustaining capital	13,210	18,484	—	1,528	—	33,222
General and administrative	—	—	—	13,872	—	13,872
AISC, Before By-product Credits (1)	73,140	53,088	—	15,400	—	141,628
By-product credits:
Zinc	(22,894)	(7,203)	—	—	—	(30,097)
Gold	(48,618)	—	—	—	—	(48,618)
Lead	(6,670)	(14,736)	—	—	—	(21,406)
Copper	(927)	—	—	—	—	(927)
Total By-product credits	(79,109)	(21,939)	—	—	—	(101,048)
Cash Cost	$(19,937)	$12,470	$—	$—	$—	$(7,467)
AISC	$(5,969)	$31,149	$—	$15,400	$—	$40,580
Divided by silver ounces produced	2,348	1,337				3,685
Cash Cost, Before By-product Credits, per Silver Ounce	$25.20	$25.73				$25.39
By-product credits per silver ounce	(33.70)	(16.40)				(27.42)
Cash Cost per Silver Ounce	$(8.50)	$9.33				$(2.03)
AISC, Before By-product Credits, per Silver Ounce	$31.15	$39.70				$38.43
By-product credits per silver ounce	(33.70)	(16.40)				(27.42)
AISC per Silver Ounce	$(2.55)	$23.30				$11.01

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2026
	Greens Creek	Lucky Friday	Keno Hill (4)	Corporate (2)	Other (3)	Total Silver
Costs applicable to sales (5)	$192,453	$104,368	$65,461	$—	$37,608	$399,890
Treatment costs	(4,409)	(318)	—	—	—	(4,727)
Change in product inventory	(8,338)	(1,042)	—	—	—	(9,380)
Reclamation and other costs	(4,295)	(673)	—	—	—	(4,968)
Exclusion of Keno Hill cash costs (4)	—	—	(65,461)	—	—	(65,461)
Exclusion of Other costs (3)	—	—	—	—	(37,608)	(37,608)
Cash Cost, Before By-product Credits (1)	175,411	102,335	—	—	—	277,746
Reclamation and other costs	2,801	675	—	—	—	3,476
Sustaining capital	31,318	59,852	—	4,863	—	96,033
General and administrative	—	—	—	46,508	—	46,508
AISC, Before By-product Credits (1)	209,530	162,862	—	51,371	—	423,763
By-product credits:
Zinc	(79,086)	(28,265)	—	—	—	(107,351)
Gold	(157,371)	—	—	—	—	(157,371)
Lead	(18,441)	(43,764)	—	—	—	(62,205)
Copper	(1,186)	—	—	—	—	(1,186)
Total By-product credits	(256,084)	(72,029)	—	—	—	(328,113)
Cash Cost	$(80,673)	$30,306	$—	$—	$—	$(50,367)
AISC	$(46,554)	$90,833	$—	$51,371	$—	$95,650
Divided by silver ounces produced	6,163	4,042				10,206
Cash Cost, Before By-product Credits, per Silver Ounce	$28.46	$25.32				$27.21
By-product credits per silver ounce	(41.55)	(17.82)				(32.15)
Cash Cost per Silver Ounce	$(13.09)	$7.50				$(4.94)
AISC, Before By-product Credits, per Silver Ounce	$34.00	$40.29				$41.52
By-product credits per silver ounce	(41.55)	(17.82)				(32.15)
AISC per Silver Ounce	$(7.55)	$22.47				$9.37

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2025
	Greens Creek	Lucky Friday	Keno Hill(4)	Corporate (2)	Other (3)	Total Silver
Costs applicable to sales (5)	$167,502	$90,805	$56,952	$—	$29,903	$345,162
Treatment costs	706	7,451	—	—	—	8,157
Change in product inventory	3,227	332	—	—	—	3,559
Reclamation and other costs	(965)	(574)	—	—	—	(1,539)
Exclusion of Keno Hill cash costs (4)	—	—	(56,952)	—	—	(56,952)
Exclusion of Other costs (3)	—	—	—	—	(29,903)	(29,903)
Cash Cost, Before By-product Credits (1)	170,470	98,014	—	—	—	268,484
Reclamation and other costs	2,272	585	—	—		2,857
Sustaining capital	28,846	49,623	—	3,823		82,292
General and administrative	—	—	—	38,411		38,411
AISC, Before By-product Credits (1)	201,588	148,222	—	42,234	—	392,044
By-product credits:
Zinc	(69,780)	(21,273)	—	—	—	(91,053)
Gold	(135,789)	—	—	—	—	(135,789)
Lead	(19,371)	(43,487)	—	—	—	(62,858)
Copper	(2,527)	—	—	—	—	(2,527)
Total By-product credits	(227,467)	(64,760)	—	—	—	(292,227)
Cash Cost	$(56,997)	$33,254	$—	$—	$—	$(23,743)
AISC	$(25,879)	$83,462	$—	$42,234	$—	$99,817
Divided by silver ounces produced	6,773	4,010				10,783
Cash Cost, Before By-product Credits, per Silver Ounce	$25.17	$24.44				$24.90
By-product credits per silver ounce	(33.58)	(16.15)				(27.10)
Cash Cost per Silver Ounce	$(8.41)	$8.29				$(2.20)
AISC, Before By-product Credits, per Silver Ounce	$29.76	$36.96				$36.36
By-product credits per silver ounce	(33.58)	(16.15)				(27.10)
AISC per Silver Ounce	$(3.82)	$20.81				$9.26
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
(3)
For the three and nine months ended September 30, 2026, Other includes $22.4 million (2025: $16.2 million) and $37.6 million (2025: $29.9 million) of costs applicable to sales, respectively, related to our environmental remediation services business.
(4)
Keno Hill has not yet reached commercial production and is excluded from the calculation of Cash Cost, Before By-product Credits, Cash Cost, AISC, Before By-product Credits, and AISC.
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

At September 30, 2026, we had $691.6 million in cash and cash equivalents, of which $9.6 million was held in foreign subsidiaries local currency that we anticipate utilizing for near-term operating, exploration or capital costs by those foreign subsidiaries. At September 30, 2026, we had no amount drawn on our New Credit Agreement, a $500 million credit facility plus a $100 million accordion option, with $3.4 million used for letters of credit, leaving $496.6 million available for borrowings. We also have USD cash and cash equivalent balances held by our foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from our continuing operations are adequate to fund our operations and corporate activities.

Pursuant to our common stock dividend policy described in Note 12 of Notes to Consolidated Financial Statements in our consolidated financial statements and notes for the year ended December 31, 2025, our Board of Directors declared dividends on our common and preferred stock of $2.7 million (2025: $2.7 million) and paid $2.7 million (2025: $2.7 million) during the three months ended September 30, 2026. During the nine months ended September 30, 2026, we paid dividends on our common and preferred stock of $8.1 million (2025: $7.7 million). Our common stock dividend policy anticipates paying an annual minimum dividend of $0.015 per share. The declaration and payment of dividends on our common stock is at the sole discretion of our Board of Directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

Pursuant to our stock repurchase program described in Note 12 of Notes to Consolidated Financial Statements in our consolidated financial statements and notes for the year ended December 31, 2025, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchase program may be modified, suspended, or discontinued by us at any time. Whether or not we engage in repurchases from time to time depends on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of September 30, 2026 and December 31, 2025, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. We have not repurchased any shares since June 2014.

As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited) pursuant to an equity distribution agreement dated February 18, 2021, as of September 30, 2026, there were 197,988 remaining shares of our common stock that we may offer and sell from time to time in “at-the-market” offerings. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The equity distribution agreement can be terminated by us at any time. Any sales of shares under that agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3.

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

We currently estimate a range of approximately $198 to $214 million will be spent in 2026 on capital investments, primarily for equipment, infrastructure, and development at our mines, before any lease financing. We also estimate exploration and pre-development expenditures will total approximately $55 million in 2026. Our expenditures for these items and our related plans for 2026 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans. See the Risk Factor in our 2025 Form 10-K "An extended decline in metals prices, an increase in operating or capital costs, or treatment charges, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations."

Our 2027 budgeting process is ongoing and subject to various internal reviews and ultimately Board of Directors approval. Current expectations are that capital investments, exploration and pre-development and general and administrative expenses will exceed 2026 amounts.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We may also pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

Our liquid assets include (in millions):

	September 30, 2026	December 31, 2025
Cash and cash equivalents held in U.S. dollars	$682.0	$215.1
Cash and cash equivalents held in foreign currency	9.6	26.5
Total cash and cash equivalents	691.6	241.6
Marketable equity securities - current and non-current	121.2	107.5
Total cash, cash equivalents and investments	$812.8	$349.1

Cash and cash equivalents increased by $450.0 million in the first nine months of 2026 from cash generated from operations, the proceeds received for disposing of Hecla Quebec, Minera Hecla, and marketable equity securities. Cash held in foreign currencies represents balances in Canadian dollars. The value of our current and non-current marketable equity securities increased by $13.7 million primarily due to consideration received as part of the Hecla Quebec sale, partly offset by disposals.

	Nine months ended
	September 30, 2026	September 30, 2025
Cash provided by operating activities from continuing operations (in millions)	$560.8	$237.6

Cash provided by operating activities from continuing operations for the nine months ended September 30, 2026, of $560.8 million represents a $323.2 million increase compared to the $237.6 million of cash provided by operating activities from continuing operations during the same period of 2025. $292.4 million of the variance was attributable to higher income adjusted for non-cash items, reflecting higher net income driven by higher revenues, in addition to a positive $30.8 million working capital and other asset and liability movement.

	Nine months ended
	September 30, 2026	September 30, 2025
Cash provided by (used in) investing activities of continuing operations (in millions)	$177.9	$(120.5)

During the nine months ended September 30, 2026, cash provided by investing activities of continuing operations increased by $298.5 million, primarily due to the sales of Hecla Quebec and Minera Hecla for total proceeds of $183.4 million, net of transaction costs paid. In addition, we generated investment proceeds related to our marketable equity securities portfolio (which includes our SERP assets which are held in a Rabbi Trust) of $181.1 million, partly offset by investment purchases of $57.2 million. Capital investments of $130.1 million across our operations were consistent with the same period in 2025.

	Nine months ended
	September 30, 2026	September 30, 2025
Cash used in financing activities of continuing operations (in millions)	$(282.6)	$(71.9)

Cash used in financing activities of continuing operations was higher than the same period in 2025 by $210.7 million primarily due to stock issuances under our ATM program in 2025 for net proceeds of $216.2 million. In addition, during the nine months ended September 30, 2026 we paid cash dividends on our common and preferred stock totaling $8.1 million (2025: $7.7 million) and made payments on our finance leases of $5.3 million (2025: $5.3 million).

Cash flows from discontinued operations for the nine months ended September 30, 2026 have been presented in our condensed consolidated statements of cash flows. The discontinued operations reflect only the period prior to the disposal of Hecla Quebec on March 25, 2026, and are therefore not comparable to the nine months ended September 30, 2025, which reflects a full nine months of activity.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our credit facility, outstanding purchase orders (including certain capital expenditures), and lease arrangements as of September 30, 2026 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$40,250	$—	$—	$—	$40,250
Credit facility(2)	993	1,986	952	—	3,931
Finance lease commitments (3)	4,709	4,844	3,027	—	12,580
Operating lease commitments (4)	1,509	3,013	2,164	4,767	11,453
Total contractual cash obligations	$47,461	$9,843	$6,143	$4,767	$68,214

(1)
Consists of open purchase orders and commitments of approximately $9.3 million, $7.7 million, $16.1 million and $7.2 million for various capital and non-capital items at Greens Creek, Lucky Friday, Keno Hill, and Other, respectively.

(2)
The New Credit Agreement provides for a $500 million revolving credit facility. We had no amount drawn and $3.4 million in letters of credit outstanding as of September 30, 2026. The amounts in the table above assume no additional amounts will be drawn in future periods, and include only the standby fee on the current undrawn balance and accrued interest. For more information on our credit facility, see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)
Includes scheduled finance lease payments of $10.3 million, $0.8 million and $1.5 million for equipment at Greens Creek, Lucky Friday, and Keno Hill, respectively.

(4)
We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease arrangements.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters. At September 30, 2026, our liabilities for these matters totaled $130.5 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At September 30, 2026, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risks and risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at September 30, 2026, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Part II, Item 1A. - Risk Factors of this report, and Part I, Item 1A. – Risk Factors of our 2025 Form 10-K).

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

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer. Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our 2025 Form 10-K). At September 30, 2026, hedged metals contained in concentrate sales and exposed to future price changes totaled 0.9 million ounces of silver, 120 ounces of gold, 10,375 tons of zinc, and 2,950 tons of lead. If the price for each metal were to change by 10%, the change in the total value of the hedged concentrates sold would be approximately $9.5 million. As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited financially-settled forward contracts for our silver, gold, zinc, and lead sales.

Commodity-Price Risk Management

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for a description of our metals prices risk management program.

Foreign Currency Risk Management

We operate and have mining interests in Canada, which exposes us to risks associated with fluctuations in the exchange rates between the USD and the CAD. We determined the functional currency for our Canadian operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD to USD are recorded to earnings each period. For the three and nine months ended September 30, 2026, we recognized a net foreign exchange loss of $0.7 million (2025: $0.4 million gain) and $4.6 million (2025: $3.7 million). Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at September 30, 2026 would have resulted in a change of approximately $1.7 million in our net foreign exchange gain or loss. We do not hedge the remeasurement of monetary assets and liabilities. We do hedge some of our operating and capital costs denominated in CAD as economic hedges.

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for a description of our foreign currency risk management program.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of September 30, 2026, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2026, we continued a multi-year phased implementation of a new global Enterprise Resource Planning (“ERP”) system. This implementation is intended to modernize, standardize, and streamline our business operational functionality and transactional financial systems.

As the phased rollout progresses, we are updating and modifying our internal control over financial reporting, as necessary, to accommodate modifications to our business processes, accounting systems, and related application controls. We have applied, and will continue to apply, pre- and post-implementation review procedures to support effective internal control over financial reporting throughout the transition.

Except for the ongoing implementation of the new ERP system described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Item 1A. – Risk Factors of our 2025 Form 10-K set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition, or operating results. Except as set forth below, there have been no material changes to those risk factors. The risk factors below, which include a new risk factor relating to Keno Hill, should be read in conjunction with those risk factors.

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

Production at Keno Hill will decline beginning in the fourth quarter of 2026 and could be further curtailed or suspended until permit amendments are obtained and related infrastructure is built.

Keno Hill’s mill has recently operated near its permitted maximum annual average of 440 tons per day, but our current quartz mining license and water license do not provide the tailings storage, waste rock and water treatment capacity needed to sustain that rate. As a result, milled tons are expected to decline in the fourth quarter of 2026 to approximately 300 tons per day, and are expected to decline further beginning in January 2027 to levels significantly below third quarter 2026 throughput. We expect throughput to remain at reduced levels until amended licenses are obtained, which we currently estimate could occur by approximately mid-2029 following review by the Yukon Environmental and Socio-economic Assessment Board of a project proposal we intend to submit by year-end 2026, and until the related infrastructure is constructed. We expect this period to be one of lower revenue and higher costs at Keno Hill. Even at the reduced rate, our capacity to manage tailings, waste rock and production water may be even further constrained and may be exhausted if the next phase of our dry-stack tailings facility is not permitted and constructed during the 2029 construction season or if the license amendments are not received in 2029. The review and licensing process involves multiple sequential steps outside our control, including the Yukon Government’s consultation with the First Nation of Na-Cho Nyäk Dun (“FNNND”), which has indicated an interest in revisiting our Comprehensive Cooperation and Benefits Agreement, including its unresolved wealth-sharing provisions; any resolution of those provisions is likely to require ongoing payments to the FNNND. Delays at any step, restrictions on temporary waste rock stockpiling, or reduced power supply from Yukon Energy could require further curtailment or a halt to production. If permits or infrastructure are delayed, or if silver prices decline materially, we could place Keno Hill on care and maintenance and could be required to record an impairment of its long-lived assets, which could be material. See also the risk factors in Part I, Item 1A of our 2025 Form 10-K, “We are required to obtain governmental permits and other approvals in order to conduct mining operations,” “Certain of our mines and exploration properties are located on land that is or may become subject to, competing title claims and/or claims of cultural significance,” and “We may not realize all of the anticipated benefits from our acquisitions, including our 2022 acquisition of Alexco.”

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this Quarterly Report.

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – September 30, 2026

Index to Exhibits

Exhibit Number	Description
10.1

Credit Agreement dated as of September 16, 2026, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company, Hecla Juneau Mining Company, the guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K on September 18, 2026 (File No. 1-8491) and incorporated herein by reference.

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

HECLA MINING COMPANY
(Registrant)

Date:	November 3, 2026	By:	/s/ Rob Krcmarov
Rob Krcmarov, President and Chief Executive Officer,
Director

Date:	November 3, 2026	By:	/s/ Russell D. Lawlar
Russell D. Lawlar, Senior Vice President,
Chief Financial Officer